Form 10-K
period 2023-12-31
ACRES Commercial Realty Corp.
filed 2024-03-07
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was $67,026,118.

The number of outstanding shares of the registrant’s common stock on March 4, 2024 was 7,748,393 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

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
•
our ability to maintain compliance with over-collateralization and interest coverage tests in our collateralized loan obligations (“CLOs”);
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

(Back to Index)

(Back to Index)

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
•
CRE equity investments.

We generate our income primarily from the spread between the revenues we receive from our interest-bearing assets and the cost to finance our ownership of those assets, including corporate debt. We also derive rental income from our direct equity investments in commercial real estate property.

We typically target transitional floating-rate CRE loans between $10.0 million and $100.0 million. During the year ended December 31, 2023, we selectively originated three CRE loans with total commitments of $68.2 million. At December 31, 2023, our CRE loan portfolio at par comprised $1.9 billion of floating-rate CRE whole loans with a weighted average spread of 3.77% over the one-month benchmark interest rates utilized, which have a weighted average floor of 0.70%. Additionally, our CRE loan portfolio comprised one fully reserved $4.7 million mezzanine loan at December 31, 2023.

Our Business Strategy

The core components of our business strategy are:

Investment in CRE assets. We are currently invested in CRE whole loans, CRE mezzanine loans and CRE equity investments. Our goal is to allocate 90% to 100% of our equity to our CRE assets.

Managing our investment portfolio. At December 31, 2023, we managed $2.2 billion of assets, including $1.5 billion of assets that were financed and held in variable interest entities. The core of our management process is credit analysis, which our Manager, with the assistance of ACRES, uses to actively monitor our existing investments and as a basis for evaluating new investments. Senior management of ACRES has extensive experience in underwriting the credit risk associated with our targeted asset classes and conducts detailed due diligence on all investments. After we make investments, our Manager actively monitors them for early detection of trouble or deterioration. If a default occurs, we will use our senior management team’s asset management experience in seeking to mitigate the severity of any loss and to optimize the recovery from assets collateralizing the investment.

(Back to Index)

(Back to Index)

Managing our interest rate, pricing and liquidity risk. We engage in a number of business activities that are vulnerable to interest rate, pricing and liquidity risk and we seek to manage those risks. The risks on our long-term financing agreements, principally our term financing facilities, are managed by seeking to match the maturities and repricing dates of our financed investments with the maturities and repricing dates of our long-term financing facilities. Additionally, we seek to match investment and financing maturities and repricing dates using securitization vehicles structured by our Manager and, subject to the availability of markets for securitization financings, we expect to continue to use securitizations in the future to accomplish our long-term match funding financing strategy.

At December 31, 2023, our financing arrangements were as follows (in thousands):

	Outstanding Borrowings (1)	Value of Collateral	Equity at Risk (2)
At December 31, 2023:
CRE Securitizations
ACR 2021-FL1	$640,797	$770,460	$127,420
ACR 2021-FL2	563,773	700,000	133,000
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company	$61,568	$157,722	$93,518
CRE -Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A.	$74,694	$125,044	$49,570
Morgan Stanley Mortgage Capital Holdings LLC	93,894	129,037	35,471
Mortgages Payable
ReadyCap Commercial, LLC	$19,365	$25,400	$5,672
Oceanview Life and Annuity Company (3)	7,330	58,339	34,180
Florida Pace Funding Agency (3)	15,091	—	—
Total	$1,476,512	$1,966,002
(1)
CRE securitizations, senior secured financing facility and mortgages payable include deferred debt issuance costs. Term warehouse financing facilities include accrued interest payable and deferred debt issuance costs.
(2)
The senior secured financing facility and term warehouse financing facilities include accrued interest receivable and accrued interest payable, which are excluded from the value of collateral. CRE securitizations reflect the par value of equity investments in retained notes.
(3)
Value of collateral and equity at risk related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.

The CRE securitizations, senior secured financing facility, term warehouse financing facilities, mortgages payable with ReadyCap Commercial, LLC and Oceanview Life and Annuity Company charge a floating rate of interest. The mortgage payable with Florida Pace Funding Agency charges a fixed rate of interest. For more information concerning our financing arrangements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Note 11 contained in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” of this report. We continuously monitor our compliance with all of the financial covenants. We were in compliance with all financial covenants, as defined in the respective agreements, at December 31, 2023.

Diversification of investments. We manage our investment risk by maintaining a diversified portfolio of CRE mortgage loans and other CRE-related investments. As funds become available for investment or reinvestment, we seek to maintain diversification by property type or geographic location while allocating our capital to investment opportunities that we believe are the most economically attractive. The percentage of assets that we have invested in certain non-qualifying, non-core and other real estate-related investments is subject to the federal income tax requirements for REIT qualification and the requirements for exclusion from regulation under the Investment Company Act of 1940, or the Investment Company Act.

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

(Back to Index)

(Back to Index)

We use borrowing and securitization strategies to accomplish our long-term match funding financing strategy. Based upon current conditions in the credit markets for collateralized loan obligations (sometimes, collectively, referred to as CLOs) we expect to modestly increase leverage through new CRE debt securitizations and the continued use of our senior secured financing facility and term financing facilities. We may also seek other credit arrangements to finance new investments that we believe can generate attractive risk-adjusted returns, subject to availability.

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

Floating-Rate Loan Portfolio and Borrowings

As discussed in the “Managing our interest rate, pricing and liquidity risk” section above, our investments in floating-rate assets and utilization of floating-rate borrowings expose us to interest rate risk. In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At December 31, 2023, 85.4% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of six months.

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

Following this announcement, we began to transition the contractual benchmark rates of existing floating-rate whole loans and borrowings to alternate rates. At December 31, 2023, our entire portfolio of floating rate whole loans and floating rate borrowings have transitioned to SOFR.

Investment Portfolio

The table below summarizes the amortized costs and net carrying amounts of our investments at December 31, 2023, classified by asset type (dollars in thousands, except amounts in footnotes):

At December 31, 2023	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$1,852,393	$1,828,336	91.93%	9.15%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,857,093	1,828,336	91.93%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (4)
Investments in real estate (2)	99,338	99,338	4.99%	N/A (4)
Properties held for sale (3)	59,580	59,580	3.00%	N/A (4)
	160,466	160,466	8.07%

Total investment portfolio	$2,017,559	$1,988,802	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $28.8 million.
(2)
Includes real estate-related right of use assets of $19.2 million, mortgages payable of $41.8 million, intangible assets of $7.9 million, lease liabilities of $43.5 million and other liabilities of $27,000.
(3)
Includes property held for sale-related liabilities of $3.0 million.
(4)
There are no stated rates associated with these investments.

(Back to Index)

(Back to Index)

The negative impact of COVID-19 on our commercial mortgage-backed securities, or CMBS, investments and 2020 results created net operating loss (“NOL”) carryforwards and net capital loss carryforwards (“CLCFs”). At December 31, 2023, after the utilization of the dividends paid deduction, we estimate that we will generate $19.0 million of taxable income that we will offset with our available NOLs. We have $46.6 million of NOL carryforwards, which was reported on our tax return filed in October 2023 for the 2022 tax year. We also have $121.9 million of CLCFs from prior years, which are set to expire on December 31, 2025. Additionally, we have NOL carryforwards of $60.2 million, of which $20.4 million have an indefinite carryforward period and $39.8 million begin to expire in 2044, and CLCFs of $1.0 million, which are set to expire on December 31, 2024, at our taxable REIT subsidiaries (“TRSs”).

In previous years we have acquired equity investments in CRE properties to utilize CLCFs in our REIT. These equity investments offer the opportunity for capital appreciation returns that may be reinvested into the loan origination pipeline when and if realized.

We hold investments in 100% of the common shares of two trusts, Resource Capital Trust I and RCC Trust II, that were formed for the purpose of providing us with unsecured junior subordinated debt financing and are accounted for as investments in unconsolidated entities.

CRE Debt Investments

Floating-rate whole loans. We predominantly originate floating-rate first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with borrowers. Additionally, we may acquire whole loans from third parties that conform to our investment strategy. We may create tranches of a loan we originate, consisting of an A-note (described below) and a B-note (described below), as well as mezzanine loans or other participations, which we may hold or sell to third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2023, our whole loan investments had loan-to-collateral value, or LTV, ratios that typically do not exceed 85%. Typically, our whole loans are structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. Substantially all of our CRE loans held at December 31, 2023 were whole loans. We expect to hold our whole loans to maturity.

Whole Loan Participations. We may opportunistically invest in participations of whole loans with third-parties or with related parties, whereby we purchase or otherwise share in the ownership interests of a whole loan made by another financial institution (the lead financial institution) to a borrower with whom we do not have a direct lending relationship on a pari passu basis. In this arrangement the lead financial institution fully maintains the lending relationship and all communications with the borrower; however, we re-underwrite the investment subject to our underwriting standards for whole loans prior to investing. This type of investment allows us to strategically diversify risk, share in the profits of the lead financial institution and further diversify our asset holdings. We expect our investments in participation loans to have LTV ratios not to exceed 85%. At December 31, 2023, our loan portfolio included 2 related-party whole loan participations with a par value of $59.7 million.

Whole Loan Syndications. We may also opportunistically invest in the syndications of whole loans with third-parties or with related parties, whereby we co-originate a whole loan to a borrower with another financial institution on a pari passu basis, as well as maintain a direct lending relationship with the borrower. In this arrangement each lender in the syndicate has a separate promissory note with the borrower, subject to a co-lender agreement. This type of investment allows us to strategically diversify risk, as well as further diversify our asset holdings and borrower base. We expect our investments in whole loan syndications to have LTV ratios not to exceed 85%. At December 31, 2023, our loan portfolio included 2 related-party whole loan syndications with a par value of $46.4 million.

Senior interests in whole loans (A-notes). We may invest in senior interests in whole loans, referred to as A-notes, either directly originated or purchased from third parties. We do not intend to obtain ratings on these investments. We expect our typical A-note investments to have LTV ratios not exceeding 70% and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any A-note investments to maturity. We did not hold any A-note investments at December 31, 2023.

(Back to Index)

(Back to Index)

Subordinate interests in whole loans (B-notes). To a lesser extent, we may invest in subordinate interests in whole loans, referred to as B-notes, which we will either directly originate or purchase from third parties. B-notes are loans secured by a first mortgage but are subordinated to an A-note. The subordination of a B-note is generally evidenced by an intercreditor or participation agreement between the holders of the A-note and the B-note. In some instances, the B-note lender may require a security interest in the stock or other equity interests of the borrower as part of the transaction. B-note lenders have the same obligations, collateral and borrower as the A-note lender, but typically are subordinated in recovery upon a default to the A-note lender. B-notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A-note. We do not intend to obtain ratings on these investments. We expect our typical B-note investments to have LTV ratios between 55% and 80% and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any B-note investments to maturity. We did not hold any B-note investments at December 31, 2023.

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

Mezzanine financing. Historically, we have invested in mezzanine loans that are senior to the borrower’s equity in, and subordinate to the mortgage loan on, a property. A mezzanine loan is typically secured by a pledge of the ownership interests in the entity that directly owns the real property or by a second lien mortgage loan on the property. In addition, mezzanine loans typically include credit enhancements such as letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. A mezzanine loan may be structured so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. At December 31, 2023, our loan portfolio included one mezzanine loan with no carrying value.

Preferred equity investments. Historically, we have invested in preferred equity investments in entities that own or acquire CRE properties. These investments are subordinate to first mortgage loans and mezzanine debt and are typically structured to provide some credit enhancement differentiating it from the common equity. We expect our preferred equity investments to have LTV ratios between 65% and 90% with stated maturities from three to eight years. We expect to hold preferred equity investments to maturity. We did not hold any preferred equity investments at December 31, 2023.

(Back to Index)

(Back to Index)

The following charts describe the property type and the geographic breakdown, by National Council of Real Estate Investment Fiduciaries (“NCREIF”) region of our CRE loan portfolio at December 31, 2023 (based on carrying value):

PROPERTY TYPE AT DECEMBER 31, 2023

Office 13.5%
Hotel 3.9%
Self-Storage 2.6%
Retail 0.4%
Multifamily 79.6%

GEOGRAPHIC AREA AT DECEMBER 31, 2023

Pacific
9.3%
Mountain
15.0%
West North
Central 2.1%
East North
Central 3.3%
Southwest
26.6%
Southeast
22.0%
Northeast
8.8%
Mid Atlantic
12.9%

The total CRE loan portfolio, at carrying value, was $1.8 billion at December 31, 2023. The Southwest region constituted 26.6% of our portfolio, of which 100.0% was in Texas, and its collateral comprised 96.1% multifamily properties. The Southeast region constituted 22.0% of our portfolio, of which 73.3% was in Florida, and its collateral comprised 80.1% multifamily properties. The Mountain region constituted 15.0% of our portfolio, of which 62.4% was in Arizona, and its collateral comprised 92.3% multifamily properties. We view our investment and credit strategies as being adequately diversified across property types in the Southwest, Southeast and Mountain regions.

(Back to Index)

(Back to Index)

Investments in Real Estate

We may invest directly in the ownership of CRE equity investments by making direct investments where NOL carryforwards exist and can absorb the creation of REIT taxable income or by restructuring CRE loans and taking control of the properties where we believe we can protect capital and ultimately generate capital appreciation. We may acquire CRE equity investments through a joint venture or wholly-owned subsidiary and may classify these investments in real estate as held for investment or held for sale. We intend to primarily use an affiliate of our Manager to manage the CRE equity investments when held. At December 31, 2023, we held four investments in real estate acquired through direct equity investments and two investments in real estate acquired from lending activities (i.e. through the receipt of the deeds-in-lieu of foreclosure on the properties that collateralized former non-performing loans). At December 31, 2023, two of these investments were classified as held for sale.

The following table summarizes the investments in real estate at December 31, 2023 (in thousands, except amounts in footnotes):

	December 31, 2023
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$162,662	$(5,041)	$157,621
Right of use assets (2)(3)	19,664	(478)	19,186
Intangible assets (4)	11,474	(3,592)	7,882
Subtotal	193,800	(9,111)	184,689

Investments in real estate from lending activities:
Properties held for sale (5)	62,605	—	62,605
Total	256,405	(9,111)	247,294

Liabilities assumed:
Investments in real estate, equity:
Mortgages payable	40,297	1,489	41,786
Other liabilities	247	(220)	27
Lease liabilities (3)(6)	43,538	—	43,538
Subtotal	84,082	1,269	85,351

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,025	—	3,025
Total	87,107	1,269	88,376

Total net investments in real estate and properties held for sale (8)	$169,298		$158,918

(1)
Includes $38.4 million of land, which is not depreciable. Also includes $44.9 million of construction in progress, which is also not depreciable until placed in service.
(2)
Primarily comprises a $19.2 million right of use asset, associated with a $43.2 million ground lease accounted for as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 9 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.
(4)
Primarily comprises a franchise intangible of $4.7 million, a management contract intangible of $2.9 million and a customer list intangible of $223,000.
(5)
Includes one property acquired in November 2020 and one property acquired via deed-in-lieu of foreclosure in June 2023.
(6)
Primarily comprises a $43.2 million ground lease with a remaining term of 93 years. Lease expenses for the year ended December 31, 2023 were $2.7 million.
(7)
Comprises an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

Competition

See “Item 1A. Risk Factors - Risks Related to Our Investments - We may face competition for suitable investments.”

(Back to Index)

(Back to Index)

Management Agreement

We have a management agreement, amended and restated on July 31, 2020 and further amended on February 16, 2021, May 6, 2022 and February 15, 2024, or the “Management Agreement,” with our Manager pursuant to which our Manager provides the day-to-day management of our operations. The amended Management Agreement was entered into with our Manager and ACRES Capital Corp. The terms were substantially the same as the previous management agreement, except for the term, board designation rights, termination fee, Manager compensation and definition of incentive compensation, all discussed in detail below.

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
•
for each of the second, third and fourth full calendar quarters following the calendar quarter ending December 31, 2022, the excess of (1) the product of (a) 20% and (b) the excess of (i) EAD of the Company for the calendar quarter(s) following September 30, 2022, over (ii) the product of (A) the Company’s book value equity in the calendar quarter(s) following September 30, 2022, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to the Manager with respect to the prior calendar quarter(s) following September 30, 2022 (other than the most recent calendar quarter); and
•
for each calendar quarter thereafter, the excess of (1) the product of (a) 20% and (b) the excess of (i) EAD of the Company for the previous 12-month period, over (ii) the product of (A) the Company’s book value equity in the previous 12-month period, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive compensation shall be payable with respect to any calendar quarter unless EAD for the twelve most recently completed calendar quarters (or such lesser number of completed calendar quarters from September 30, 2022) in the aggregate is greater than zero.

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

The Management Agreement’s current contract term ends on July 31, 2024, and the agreement provides for automatic one-year renewals on such date and on each July 31 thereafter until terminated. Our Board reviews our Manager’s performance annually. The Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our Board must provide 180 days’ prior notice of any such termination. If we terminate the Management Agreement, our Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by our Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

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

We believe that ACRES Realty Funding, Inc., (“ACRES RF”) the subsidiary that at December 31, 2023 held substantially all of our CRE loan assets, is excluded from Investment Company Act regulation under Section 3(c)(5)(C), a provision designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of ACRES RF’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act and interests in real properties, which we refer to as Qualifying Interests. Moreover, 80% of ACRES RF’s assets must consist of Qualifying Interests and other real estate-related assets. ACRES RF has not issued, and does not intend to issue, redeemable securities.

We treat our investments in CRE whole loans, A-notes, specific types of B-notes and specific types of mezzanine loans as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the Securities and Exchange Commission, or SEC, or its staff. We believe that SEC staff guidance allows us to treat B-notes as Qualifying Interests where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A-note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as Qualifying Interests where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property are set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides future guidance that these investments are not Qualifying Interests, then we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2023 and 2022, we had no whole pool certificates in our portfolios. Pursuant to existing SEC staff guidance, we consider whole pool certificates to be Qualifying Interests. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a Qualifying Interest for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test.

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

(Back to Index)

(Back to Index)

RCC TRS, LLC, or RCC TRS, and our other former subsidiaries, RCC Commercial, Inc., or RCC Commercial, RCC Commercial II, Inc., or Commercial II, RCC Commercial III, Inc., or Commercial III, Resource TRS, LLC, or Resource TRS, and RSO EquityCo, LLC, or RSO Equity, do not qualify for the Section 3(c)(5)(C) exclusion. However, we believe they qualify for exclusion under either Section 3(c)(1) or 3(c)(7). As required by these exclusions, we will not allow any of these entities to make, or propose to make, a public offering of its securities. In addition, with respect to those subsidiaries for which we rely upon the Section 3(c)(1) exclusion, and as required thereby, we limit the number of holders of their securities to not more than 100 persons calculated in accordance with the attribution rules of Section 3(c)(1), and with respect to those subsidiaries for which we rely on the Section 3(c)(7) exclusion, and as required thereby, we limit ownership of their securities to “qualified purchasers.” If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act.

Moreover, we must ensure that ACRES Commercial Realty Corp. itself qualifies for an exclusion from regulation under the Investment Company Act. We do so by monitoring the value of our interests in our subsidiaries so that we can ensure that ACRES Commercial Realty Corp. satisfies the 40% test. Our interest in ACRES RF does not constitute an “investment security” for purposes of the 40% test, but our former interests in RSO Equity and our investments in the common shares of Resource Capital Trust I and RCC Trust II, both of which are held directly by ACRES Commercial Realty Corp., do. Accordingly, we must monitor the value of our interests in that subsidiary and those investments to ensure that the value of our interests in them does not exceed 40% of the value of our total assets.

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

Internet Address and Availability of Information

Our internet address is www.acresreit.com. We make available, free of charge through a link on our site, all reports filed with or furnished to the SEC as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of business conduct and ethics, corporate governance guidelines and the charters of the audit committee, nominating and environmental, social and governance committee and compensation committee of our Board. A complete list of our filings is available on the SEC’s website at http://www.sec.gov.

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
•
If our CRE debt securitization financings fail to meet their performance tests, including over-collateralization and interest coverage requirements, our net income and cash flow from these CRE debt securitizations will be eliminated.
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

(Back to Index)

(Back to Index)

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

Outbreaks of contagious diseases, such as COVID-19 or any future pandemic or epidemic, may have a material adverse impact on our financial condition, liquidity and results of operations and the market price of our common stock and preferred stock. We expect that while the direct impacts of COVID-19 have subsided, indirect impacts are likely to continue to some extent as the longer-term macro-economic effects of the pandemic continue.

The rapid development of the pandemic and the resulting economic effects have created uncertainty surrounding the ultimate impact of the COVID-19 pandemic on the global economy generally, and the CRE business in particular. As a result, we cannot project the ultimate adverse impact of COVID-19 and any future pandemics or epidemics, on the global economy or our business, including our financial condition and performance. The extent of the impact of COVID-19, or any future pandemics or epidemics, will depend on future developments, including new information that may emerge about the severity of the pandemic or epidemic, the timing, scope and effectiveness of additional governmental responses to the pandemic or epidemic, including the potential re-imposition of quarantines, states of emergencies, restrictions on travel and stay-at-home orders and the ensuing reactions by consumers, companies, governmental entities and global markets.

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

Historically, we have financed most of our investments through CRE debt securitizations in which we retained the equity interest. Depending on market conditions and credit availability, we intend to use CRE debt securitizations to finance our investments in the future. The equity interests of a CRE debt securitization are subordinate in right of payment to all other securities issued by the CRE debt securitization. The equity is usually entitled to all of the income generated by the CRE debt securitization after the CRE debt securitization pays all of the interest due on the debt securities and its other expenses. However, there will be little or no income available to the CRE debt securitization equity if there are excessive defaults by the issuers of the underlying collateral, which would significantly reduce the value of that interest. Reductions in the value of the equity interests we have in a CRE debt securitization, if we determine that they are other-than-temporary, will reduce our earnings. In addition, the liquidity of the equity securities of CRE debt securitizations is constrained and, because they represent a leveraged investment in the CRE debt securitization’s assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

If our CRE debt securitization financings fail to meet their performance tests, including over-collateralization and interest coverage requirements, our net income and cash flow from these CRE debt securitizations will be eliminated.

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

Our equity holdings and, when we acquire debt interests in CRE debt securitizations, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CRE debt securitization entity. Accordingly, if over-collateralization tests are not met, distributions on the subordinated debt and equity we hold in these CRE debt securitizations will cease, resulting in a substantial reduction in our cash flow. Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CRE debt securitization entity. Although at December 31, 2023, all of our CRE debt securitizations met their performance tests, we cannot assure you that our CRE debt securitizations will satisfy the performance tests in the future. For information concerning compliance by our CRE debt securitizations with their over-collateralization tests and interest coverage tests, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

If any of our CRE debt securitizations fail to meet collateralization, interest coverage or other tests relevant to the most senior debt issued and outstanding by the CRE debt securitization issuer, an event of default may occur under that CRE debt securitization. If that occurs, our Manager’s ability to manage the CRE debt securitization likely would be terminated and our ability to attempt to cure any defaults in the CRE debt securitization would be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in those CRE debt securitizations for an indefinite time.

(Back to Index)

(Back to Index)

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

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our borrowers’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our borrowers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our operations or confidential information will not be negatively impacted by such an incident.

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

Heightened consumer demand, combined with constrained labor markets and supply chain imbalances, have created inflationary pressure within the U.S. economy. While our ownership of commercial real estate and floating rate loans can act as effective hedges against inflation, increased costs could compromise property performance and thus mortgage loan performance.

Increased consumer demand, along with tight labor markets and supply chain imbalances, have created inflationary pressure on the U.S. economy. Our ownership of commercial real estate can act as an effective hedge against inflation, since in an inflationary environment, increases in the cost of construction and higher mortgage rates are likely to make new supply more expensive, leading to a limited supply of buildings, which in turn increases both rental rates and property values. Further, the Federal Reserve has raised, and may continue to raise, interest rates in an effort to combat inflation, and so the interest payable on our existing fixed rate debt on our real estate portfolio becomes relatively cheaper, and the rates on our floating rate loans and financing adjust accordingly.

Increased costs, such as increased energy costs and wages, could stress property performance and thus mortgage loan performance. We use interest rate hedges to mitigate the effect of inflation on our fixed rate loans. While our diversified portfolio may serve to mitigate the negative effects of inflation on any singular location or property type, certain assets or markets may be more negatively affected by inflation.

The transition away from reference rates and the use of alternative replacement reference rates may adversely affect the value of our loans, investments and borrowings and could affect our results of operations.

Historically, we have used the London Interbank Offered Rate (“LIBOR”) as the benchmark interest rate for our floating-rate whole loans and we have been exposed to LIBOR through our floating-rate borrowings. In March 2021, the United Kingdom’s, or U.K.’s, Financial Conduct Authority (“FCA”) announced that it would cease publication of the one-week and the two-month USD LIBOR immediately after December 31, 2021, and cease publication of the remaining tenors immediately after June 30, 2023. In July 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, identified Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. Following this announcement, we began to transition the contractual benchmark rates of existing floating-rate whole loans and borrowings to alternate rates. At December 31, 2023, our entire portfolio of floating rate whole loans and floating rate borrowings have transitioned to SOFR.

There can be no guarantee that existing or future provisions for alternative reference rates will include adequate methodologies for adjustments or that the alternative reference rates will be similar to or produce the economic equivalent of, or be more or less favorable than the current reference rate, particularly during times of economic stress. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs or reduce our interest income, which could impact our results of operations, cash flows and the market value and liquidity of our investments. There could be a mismatch between the timing of the transition to a replacement rate between our investments and our financing, or a mismatch between the replacement rate used by our investments and our financing. Changes or uncertainty resulting from the transition to a replacement rate, including any market dislocations and disruptions as a result thereof, could adversely affect our business, reputation, increase the risk of litigation or other disputes, and increase transition-related expenses, among other adverse consequences.

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

(Back to Index)

(Back to Index)

•
rely on independent third-party management or strategic partners with respect to the management of an asset.

Therefore, we may not be able to exercise control over the loan or investment. Such financial assets may involve risks not present in investments where senior creditors, servicers or third-party controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior creditors or servicers whose interests may not be aligned with ours. A third-party partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interest or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, in certain circumstances we may be liable for the actions of our third-party partners or co-venturers.

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

We maintain an allowance for credit losses to provide for loan defaults and non-performance by borrowers of their obligations. Our allowance for credit losses may not be adequate to cover actual future loan losses and future provisions for credit losses could materially reduce our income. We base our allowance for credit losses on historical loss experience, current portfolio and market conditions and reasonable and supportable forecasts for the duration of each respective loan. However, losses have in the past, and may in the future, exceed our current estimates, and the difference could be substantial. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control and difficult to estimate, including changes in interest rates, changes in borrowers’ creditworthiness and the value of collateral securing loans. Additionally, if we seek to expand our loan portfolios, we may need to make additional provisions for credit losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for credit losses at December 31, 2023 is adequate to cover our anticipated losses, we cannot assure you that it will not increase in the future. Any increase in our allowance for credit losses will reduce our income and, if sufficiently large, could cause us to incur significant losses.

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

Some of our loans or real estate equity investments may be co-lender, joint venture or other arrangements in which we share the rights, obligations and benefits of the loan or real estate equity investment with other lenders, servicers or joint venture partners. We may need the consent of these parties to exercise our rights under the respective agreements, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. The participants of these agreements may have interests that may not be aligned with ours and may be able to take actions to which we object but will be bound if our investment interest represents a non-controlling interest. We may be adversely affected by such actions. Additionally, our co-lenders, servicers or joint venture partners may have financial difficulties and may not be able to perform their

(Back to Index)

(Back to Index)

financial obligations in accordance with their respective agreements, in which case we may be obligated to perform on their behalf. If we do not have the capital available or are unable to access funding, we may not have the capital available to meet those obligations, which will most likely result in a default under the respective agreement and could adversely affect our results of operations and financial condition.

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

In addition to its base management fee, our Manager is entitled to receive incentive compensation. This compensation is equal to the excess of (1) the product of (a) 20% and (b) the excess of (i) our EAD, as defined in the Management Agreement, for the previous 12-month period, over (ii) the product of (A) our book value equity (as defined in the Management Agreement) in the previous 12-month period, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to our Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive compensation shall be payable with respect to any calendar quarter unless EAD (as defined in the Management Agreement) for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from September 30, 2022) in the aggregate is greater than zero.

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

When purchasing securities, we have relied and may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income that qualifies under the 75% REIT gross income test. In addition, when purchasing CRE debt securitization equity, we have relied and may rely on opinions or advice of counsel regarding the qualification of interests in the debt of such CRE debt securitizations for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

(Back to Index)

(Back to Index)

We may realize excess inclusion income that would increase our tax liability and that of our stockholders.

Excess inclusion income could result if we hold a residual interest in a REMIC or if we were to own an interest in a taxable mortgage pool. Excess inclusion income also is generated if we issue debt obligations, such as certain CRE debt securitizations, with two or more maturities and the terms of the payments on these obligations bear a relationship to the payments that we receive on our mortgage related securities securing those debt obligations. While we do not expect to acquire significant amounts of residual interests in REMICs, nor do we currently own residual interests in taxable mortgage pools, we do issue debt in certain CRE debt securitizations that generates excess inclusion income.

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

We intend to make distributions to our stockholders in a manner intended to satisfy the 90% distribution requirement and to distribute all or substantially all of our net taxable income to avoid both corporate income tax and the 4% nondeductible excise tax. There is no requirement that a domestic TRS distribute its after-tax net income to its parent REIT or their stockholders and our U.S. TRS may determine not to make any distributions to us. However, non-U.S. TRSs will generally be deemed to distribute their earnings to us on an annual basis for federal income tax purposes, regardless of whether such TRSs actually distribute their earnings.

Our taxable income may substantially exceed our net income as determined by GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded to the extent they exceed 5% of our REIT taxable income in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result, we may generate less cash flow than taxable income in a particular year. It is also possible that a loss that we treat as an ordinary loss would be re-characterized as a capital loss. In such event we might have to pay tax for the year in question or pay a deficiency dividend so that we meet the dividends paid requirement for that year. In all such events, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

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

A REIT may own up to 100% of the securities of one or more TRSs. A TRS may earn types of income or hold assets that would not be qualifying income or assets if earned or held directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns, whether or not it distributes that income to us. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Exantas Real Estate TRS, Inc. (“XAN RE TRS”) will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. Income that is not distributed to us by XAN RE TRS will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders. We anticipate that the aggregate value of the securities we hold in our TRS will be less than 20% of the value of our total assets, including our TRS securities. We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm’s-length basis. We cannot assure you, however, that we will be able to comply with such rules.

(Back to Index)

(Back to Index)

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge MBS and related borrowings. Under these provisions, our annual gross income from non-qualifying hedges of our borrowings, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income. In addition, our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income determined without regard to income from qualifying hedges. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through XAN RE TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect our stockholders and/or us. The U.S. federal tax rules that affect REITs are under review constantly by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to Treasury regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments, commitments and strategies, which could also affect the tax considerations of an investment in our stock.

Dividends paid by REITs do not qualify for the reduced tax rates provided for under current law.

Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals (20% for those with taxable income above certain thresholds that are adjusted annually under current law). The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs. However, for taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. Dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) or $250,000 (if married and filing jointly).

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

(Back to Index)

(Back to Index)

their lending activities. We are unable to evaluate the effects these programs and conditions will have upon our financial condition, income, or ability to make distributions to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

As an externally managed REIT, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of our Manager, a subsidiary of ACRES Capital Corp. ("ACRES"). As such, our Manager participates in ACRES' processes for assessing, identifying, and managing risks from cybersecurity threats, as detailed below.

ACRES upholds a robust cybersecurity initiative, encompassing policies and protocols aimed at safeguarding its systems, operations, and entrusted data, including ours, from potential threats or risks. ACRES employs a range of protective measures within its cybersecurity framework including physical and digital access controls, identity verification, mobile device management software, employee training programs emphasizing cybersecurity awareness and best practices, tools for identifying abnormal activities, and vigilant monitoring of data usage, hardware, and software.

At least annually, ACRES’ third-party cybersecurity compliance consultant conducts a cybersecurity risk assessment. We periodically review reporting on these risks and our cybersecurity threats, the status of our security infrastructure, our risk management activities and the status of, and our responses to, any cybersecurity incidents. We also periodically perform simulations and tabletop exercises. All employees are required to complete training that includes various topics on cybersecurity risk management best practices. Additionally, employees are regularly tested with phishing campaigns reinforcing their awareness of email threats.

Cybersecurity threat risks have not materially affected our company, including our business strategy, results of operations or financial condition. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see “Item 1A. Risk Factors—Risks Related to Our Operations—Our business is highly dependent on communications and information systems, and systems failures or cybersecurity incidents could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to operate our business” in this report.

Cybersecurity Governance

As described above, ACRES has engaged a third-party IT firm and cybersecurity compliance consultant to whom we have outsourced primary responsibility to oversee, implement and manage our processes and controls to assess, identify, and manage material risks from cybersecurity threats. ACRES management team oversees the work of the third-party IT and cybersecurity compliance consultant and regularly communicates with members of the team. Through the policies and controls described above, including an incident response policy, representatives of the third-party IT firm as well as members of ACRES management team are informed about cybersecurity threats and incidents affecting our information systems and direct our efforts to prevent, detect, mitigate and remediate cybersecurity threats and incidents.

The representatives of our third-party IT firm and cybersecurity compliance consultant who lead our cybersecurity risk management and risk assessment process have experience in managing information systems, developing cybersecurity strategy, implementing information security and cybersecurity programs, identifying and assessing cybersecurity risks and establishing incident response plans.

Our Company’s Board and the audit committee are jointly responsible for overseeing our overall risk assessment and risk management program as well as our Manager’s policies and practices related to our information technology systems, information security and cybersecurity risks. The Company’s Board and the audit committee reviews at least annually our enterprise risks and related risk management program. In addition, the Company’s Board receives periodic reports from our cybersecurity compliance firm on the primary cybersecurity risks that we and our Manager face and the measures we are taking to mitigate such risks. The chair of the audit committee would be notified following any cybersecurity incident meeting specified severity levels, and the Company’s Board would also be expected to review the Manager’s materiality assessment regarding any cybersecurity incident requiring disclosure to the SEC.

(Back to Index)

(Back to Index)

ITEM 2. PROPERTIES

We maintain offices in Uniondale, New York and Philadelphia, Pennsylvania. Our principal office is located in leased space at 390 RXR Plaza, Uniondale, New York 11556. We do not own any material principal real property, other than certain investments in real estate properties.

ITEM 3. LEGAL PROCEEDINGS

Refer to “Part II - Item 8. Financial Statements and Supplementary Data – Note 23 - Commitments and Contingencies” for the applicable disclosures.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “ACR”.

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) which requires that we distribute at least 90% of our REIT taxable income. As a result of losses incurred during the year ended December 31, 2020 in connection with the economic impact of the novel coronavirus (“COVID-19”) pandemic, we received significant net operating loss (“NOL”) carryforwards. NOLs are able to offset future taxable income, limiting the requirement for common share distributions. We also recognized net capital loss carryforwards as finalized in our 2020 tax return. During the year ended December 31, 2023, all taxable income was offset by our NOLs, and therefore, no common share distribution was required. As we continue to take steps necessary to stabilize our earnings available for distribution ("EAD"), our board of directors, (our "Board"), will establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

At December 31, 2023, we had $46.6 million of cumulative NOL to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act (“TCJA”) along with revisions made by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period. Additionally, we have cumulative total net capital losses of $121.9 million, which are set to expire on December 31, 2025.

We also have tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. At December 31, 2023, our TRSs have $60.2 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $20.4 million of NOLs with an indefinite carryforward period. Additionally, our TRSs have cumulative total net capital losses of $1.0 million, which are set to expire on December 31, 2024.

At March 4, 2024, there were 7,748,393 shares of common stock outstanding held by 196 holders of record. The 196 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

(Back to Index)

(Back to Index)

The following table summarizes certain information about our 2005 Stock Incentive Plan, Third Amended and Restated Omnibus Equity Compensation Plan and ACRES Commercial Realty Corp. Manager Incentive Plan at December 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation approved by security holders:
Restricted stock (1)	416,675	N/A
Equity compensation plans not approved by security holders	N/A	N/A
Total	416,675		1,034,155

(1)
All restricted stock awards consist of unvested shares.

Our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, is listed on the NYSE and trades under the symbol “ACRPrC.” We have declared and paid the specified quarterly dividend per share of $0.5390625 through January 2024. No dividends are currently in arrears on the Series C Preferred Stock.

Our 7.875% Series D Cumulative Redeemable Preferred Stock, or Series D Preferred Stock, is listed on the NYSE and trades under the symbol “ACRPrD.” In October 2021, we and our Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent, pursuant to which we may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. We have declared and paid the specified quarterly dividend per share of $0.4921875 through January 2024. No dividends are currently in arrears on the Series D Preferred Stock.

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock. In July 2021, the authorized amount was fully utilized.

In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase an additional $20.0 million of our outstanding common stock. In November 2023, our Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock. At December 31, 2023, $9.8 million remains available under this repurchase program.

(Back to Index)

(Back to Index)

The following table presents information about our common stock repurchases made during the year ended December 31, 2023 in accordance with our repurchase program (dollars in thousands, except per share amounts):

	Common Stock
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 19, 2023 - January 31, 2023	9,822	$9.78	9,822	$7,121
February 1, 2023 - February 28, 2023	24,754	9.48	24,754	6,887
March 1, 2023 - March 31, 2023	45,168	9.39	45,168	6,464
April 3, 2023 - April 28, 2023	45,645	9.48	45,645	6,032
May 1, 2023 - May 31, 2023	62,001	8.61	62,001	5,499
June 1, 2023 - June 30, 2023	27,770	8.41	27,770	5,266
July 3, 2023 - July 31, 2023	29,242	9.01	29,242	5,003
August 1, 2023 - August 31, 2023	36,137	8.77	36,137	4,687
September 4, 2023 - September 29, 2023	17,918	8.29	17,918	4,539
October 2, 2023 - October 31, 2023	19,199	7.83	19,199	4,389
November 1, 2023 - November 30, 2023	42,291	7.68	42,291	14,065
December 1, 2023 - December 29, 2023	539,138	7.88	539,138	9,827
Total	899,085	$8.24	899,085

(1)
The average price paid per share as reflected above includes broker fees and commissions.

Performance Graph

The following line graph presentation compares cumulative total shareholder returns on our common stock with the Russell 2000 Index and the FTSE NAREIT All REIT Index for the period from December 31, 2018 to December 31, 2023. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the FTSE NAREIT All REIT Index on December 31, 2018, and that all dividends were reinvested. This data is furnished by the Research Data Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ACRES Commercial Realty Corp., the Russell 2000 Index
and the FTSE Nareit All REITs Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/18
12/19
12/20
12/21
12/22
12/23
ACRES Commercial Realty Corp.
Russell 2000
FTSE Nareit All REITs

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.

ITEM 6. [RESERVED]

(Back to Index)

(Back to Index)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report as that disclosure is included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 7, 2023. You are encouraged to reference the discussion and analysis of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2022 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within that report.

Overview

We are a Maryland corporation and an externally managed REIT that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. Our manager is ACRES Capital, LLC (our “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial property in top United States (“U.S.”) markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our longer-term objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio. Our short-term strategy is to drive book value (“BV”) growth over the coming years by utilizing our NOL carryforwards of $46.6 million and a portion of our net capital loss carryforwards of $121.9 million, each at December 31, 2023. By retaining future earnings, we can grow our investable base and selectively deploy the anticipated capital growth into new whole loan originations at attractive yields, which we expect will grow our earnings available for distribution.

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

The U.S. Federal Reserve has raised the Federal Funds rate by 5.25% in 11 rate hikes between March 2022 and July 2023 to combat inflation. While the U.S Federal Reserve has signaled they may lower rates in 2024, there is no certainty with respect to the timing and pace of potential decreases or if such decreases will occur. Interest rates may remain at or near recent highs, which creates further uncertainty for the economy and our borrowers. A rising interest rate environment generally correlates to increases in our net income. However, increases in interest rates may adversely affect our existing borrowers and could lead to nonperformance, i.e. the borrower’s inability to pay debt service. Additionally, rising rates and increasing costs may discourage consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying our loans and impact our borrowers' ability to sell or refinance in the current market.

In response, we continue to manage corporate liquidity actively and responsibly, manage our CRE assets and manage our daily operations in light of changing macroeconomic circumstances. Our Manager also continuously monitors for new capital opportunities and selectively executes on agreements that are expected to enhance our returns.

We target originating transitional floating-rate CRE loans between $10.0 million and $100.0 million. During the year ended December 31, 2023, we selectively originated three floating-rate CRE whole loans, with total commitments of $68.2 million. Loan payoffs during the year ended December 31, 2023 were $293.1 million and net funded commitments were $40.5 million, producing a net decrease to the portfolio of $184.4 million.

Our CRE loan portfolio, which had a $1.8 billion and $2.0 billion carrying value at December 31, 2023 and 2022, respectively, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, student housing, hospitality, office, self-storage and retail. All but three of our CRE whole loans were current on contractual payments at December 31, 2023.

(Back to Index)

(Back to Index)

•
Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At both December 31, 2023 and 2022, we had one mezzanine loan included in CRE loans held for investment that had no carrying value. This mezzanine loan was not current on contractual payments at December 31, 2023.

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

In a business environment where benchmark rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At December 31, 2023, 85.4% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of six months.

At December 31, 2023, our par-value $1.9 billion floating-rate CRE loan portfolio had a weighted average benchmark floor of 0.70%. At December 31, 2022, our par-value $2.1 billion floating rate CRE loan portfolio, which included one whole loan without a benchmark floor, had a weighted average benchmark floor of 0.68%. With the trend of rising benchmark rates in 2022 and 2023, we have seen the coupons on all of our floating-rate assets and debt rise accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark rates are above our loan floors, the rise in interest rates resulted in an increase in our net interest income. See “Interest Rate Risk” in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk.”

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types and locations. Multifamily continues to comprise the majority of our portfolio, with 79.6% of our portfolio allocated to multifamily at December 31, 2023 and 75.2% at December 31, 2022. The following charts show our portfolio allocation by property type at December 31, 2023 and 2022:

PROPERTY TYPE AT DECEMBER 31, 2022

Office 13.2%
Hotel 8.7%
Self-Storage 2.5%
Retail 0.4%
Multifamily 75.2%

(Back to Index)

(Back to Index)

Our properties are located throughout the U.S., with two National Council of Real Estate Investment Fiduciaries (“NCREIF”) regions, the Southwest and Southeast, in excess of 20% of the total portfolio carrying value at both December 31, 2023 and 2022. The following charts shows our portfolio allocation by property type at December 31, 2023 and 2022:

GEOGRAPHIC AREA AT DECEMBER 31, 2022

Pacific
9.4%
Mountain
16.2%
West North
Central 3.1%
East North
Central 6.1%
Southwest
23.2%
Southeast
21.5%
Northeast
8.3%
Mid Atlantic
12.2%

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. At December 31, 2023, the total carrying value of our net real estate-related assets and liabilities was $158.9 million on six properties owned, four of which are included in investments in real estate and two of which are included in properties held for sale. The existence of net capital loss carryforwards available until December 31, 2025, allows for potential future capital gains on certain of these investments to be shielded from income taxes.

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

At December 31, 2023 and 2022, our financing arrangements were as follows (dollars in thousands):

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2023:
CRE debt securitizations(1)(2)	$1,204,570	71.9%
CRE - term warehouse financing facilities(1)	168,588	10.1%
Senior secured financing facility(1)	61,568	3.7%
Mortgages payable(1)	41,786	2.5%
5.75% Senior Unsecured Notes	148,140	8.8%
Unsecured junior subordinated debentures	51,548	3.1%
Total	$1,676,200	100.00%

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2022:
CRE debt securitizations(1)(2)	$1,233,556	66.1%
CRE - term warehouse financing facilities(1)	328,288	17.6%
Senior secured financing facility(1)	87,890	4.7%
Mortgage payable(1)	18,244	1.0%
5.75% Senior Unsecured Notes	147,507	7.9%
Unsecured junior subordinated debentures	51,548	2.8%
Total	$1,867,033	100.00%
(1)
Represents an asset-specific borrowing.
(2)
Each of our CRE debt securitizations initially provided for a two-year reinvestment period that allowed us to reinvest CRE loan payoffs and principal paydown proceeds into the securitizations, pending certain eligibility criteria are met and rating agency approval is obtained. The reinvestment periods on both our securitizations ended in May 2023 and December 2023.

We reevaluate our current expected credit losses ("CECL") allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At December 31, 2023, the CECL allowance on our CRE loan portfolio was $28.8 million or 1.5% of our $1.9 billion loan portfolio. During the year ended December 31, 2023, we recorded a provision for credit losses primarily attributable to the modeled increases in general portfolio credit risk compounded by ongoing uncertainty around the commercial real estate market’s current macroeconomic outlook, which has affected our borrowers’ business plan execution and general market liquidity. In June 2023, we received the deed-in-lieu of foreclosure to a property formerly collateralizing an office loan in the East North Central region with a principal balance of $22.8 million which resulted in a charge off of $948,000 against the allowance for credit losses.

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

Additionally, the decline in our CECL reserves from our highest reserve balance at June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at December 31, 2023 of $28.8 million, or 1.5% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, the overall newer vintage of our CRE loan portfolio (with 10.3% of the portfolio, at December 31, 2023, being originated prior to the fourth quarter of 2020) as well as the increased percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had our lowest credit losses of any asset class and in the sample population in the third-party model that we use to support our CECL reserves. Our percentage allocation of our CRE loan portfolio to multifamily has grown from 58.4% at June 30, 2020 to 79.6% at December 31, 2023.

(Back to Index)

(Back to Index)

We historically used derivative financial instruments, including interest rate swaps, to hedge a portion of the interest rate risk associated with our borrowings. In April 2020, we terminated all interest rate hedges in conjunction with the disposition of our financed commercial mortgage-backed securities (“CMBS”) portfolio. At December 31, 2023 and 2022, we had unrealized losses in connection with the terminated hedges of $5.0 million and $6.6 million, respectively, which will be amortized into interest expense over the remaining life of the debt. During the years ended December 31, 2023 and 2022, we recognized amortization expense on these terminated contracts of $1.7 million and $1.8 million, respectively.

Common stock book value was $26.65 per share at December 31, 2023, a $2.11 per share, or 9%, increase from December 31, 2022.

Impact of Reference Rate Reform

Historically, we have used LIBOR as the benchmark rate for our floating-rate whole loans and we have been exposed to LIBOR through our floating-rate borrowings. In March 2021, the United Kingdom’s Financial Conduct Authority announced that it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. In July 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified SOFR as its preferred alternative rate for LIBOR.

Following this announcement, we began to transition the contractual benchmark rates of existing floating-rate whole loans and borrowings to alternate rates. At December 31, 2023, our entire portfolio of floating rate whole loans and floating rate borrowings have transitioned to SOFR.

Results of Operations

Our net income allocable to common shares for the year ended December 31, 2023 was $3.0 million, or $0.35 per share-basic ($0.35 per share-diluted), as compared to net loss allocable to common shares of $8.8 million, or $(1.00) per share-basic ($(1.00) per share-diluted), for the year ended December 31, 2022.

(Back to Index)

(Back to Index)

Net Interest Income

The following table analyzes the change in interest income and interest expense for the comparative years ended December 31, 2023 and 2022 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$59,286	47%	$(3,859)	$63,145
Legacy CRE loan	(29)	(100)%	(29)	—
CRE mezzanine loan	(462)	(97)%	—	(462)
Other	2,397	326%	(32)	2,429
Total increase (decrease) in interest income	61,192	48%	(3,920)	65,112

Increase (decrease) in interest expense:
Securitized borrowings: (3)
XAN 2020-RSO8 Senior Notes	(1,208)	(100)%	(1,208)	—
XAN 2020-RSO9 Senior Notes	(956)	(100)%	(956)	—
ACR 2021-FL1 Senior Notes	22,349	95%	(592)	22,941
ACR 2021-FL2 Senior Notes	19,458	90%	—	19,458
Senior secured financing facility	2,155	56%	672	1,483
CRE - term warehouse financing facilities (3)	7,972	56%	(2,133)	10,105
4.50% Convertible Senior Notes (3)	(2,690)	(100)%	(2,690)	—
5.75% Senior Unsecured Notes (3)	39	0%	39	—
12.00% Senior Unsecured Notes (3)	(306)	(100)%	(306)	—
Unsecured junior subordinated debentures	1,794	59%	—	1,794
Hedging (3)	(140)	(8)%	(140)	—
Total increase (decrease) in interest expense	48,467	59%	(7,314)	55,781
Net increase in net interest income	$12,725		$3,394	$9,331

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the year ended December 31, 2022.
(2)
Includes a decrease in fee income of $1.3 million recognized on our CRE whole loans that were due to changes in volume.
(3)
Includes decreases in amortization expense of $1.1 million, $353,000, $1.1 million, $306,000 and $140,000 on our securitized borrowings, CRE - term warehouse financing facilities, 4.50% Convertible Senior Notes, 12.00% Senior Unsecured Notes and terminated interest rate swap agreements, respectively, and increases in amortization expense of $121,000 and $39,000 on our senior secured financing facility and 5.75% Senior Unsecured Notes, respectively, that were due to changes in volume.

Net Change in Interest Income for the Comparative Years Ended December 31, 2023 and 2022:

Aggregate interest income increased by $61.2 million for the comparative years ended December 31, 2023 and 2022. We attribute the change to the following:

CRE whole loans. The increase of $59.3 million for the comparative years ended December 31, 2023 and 2022 was primarily attributable to an increase in benchmark rates over the comparative periods.

CRE mezzanine loan. The decrease of $462,000 for the comparative years ended December 31, 2023 and 2022 was primarily attributable to the loan entering payment default in February 2023 and subsequently being placed on nonaccrual status.

Other. The increase of $2.4 million for the comparative years ended December 31, 2023 and 2022 was primarily attributable to an increase in yields on our interest earning money market accounts and restricted cash in our CRE securitizations.

(Back to Index)

(Back to Index)

Net Change in Interest Expense for the Comparative Years Ended December 31, 2023 and 2022:

Aggregate interest expense increased by $48.5 million for the comparative years ended December 31, 2023 and 2022. We attribute the change to the following:

Securitized borrowings. The net increase of $39.6 million for the comparative years ended December 31, 2023 and 2022 was primarily attributable to an increase in benchmark rates over the comparative periods. These increases were partially offset by the liquidations of XAN 2020-RSO8 and XAN 2020-RSO9.

Senior secured financing facility. The increase of $2.2 million for the comparative years ended December 31, 2023 and 2022 was primarily attributable to increased rates over the comparative periods in connection with an amendment of the facility in December 2022, which modified the facility from its initial 5.75% fixed rate to a floating rate structure. The increase was also attributable to increased utilization of the senior secured financing facility.

CRE - term warehouse financing facilities. The increase of $8.0 million for the comparative years ended December 31, 2023 and 2022 was primarily attributable to an increase in benchmark rates over the comparative periods.

4.5% Convertible Senior Notes. The decrease of $2.7 million is primarily attributable to the redemption of the remaining $88.0 million of these notes during the year ended December 31, 2022.

Unsecured junior subordinated debentures. The increase of $1.8 million for the comparative years ended December 31, 2023 and 2022 was attributable to an increase in benchmark rates over the comparative periods.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following table presents the average net yield and average cost of funds for the years ended December 31, 2023 and 2022 (dollars in thousands, except amounts in footnotes):

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,956,221	$184,321	9.42%	$2,000,737	$125,035	6.25%
Legacy CRE loan	—	—	—%	158	29	18.08%
CRE mezzanine loan	4,700	13	0.27%	4,700	475	9.96%
Other	80,998	3,132	3.87%	85,729	735	0.86%
Total interest income/average net yield	2,041,919	187,466	9.18%	2,091,324	126,274	6.04%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,545,875	(115,126)	(7.45)%	1,578,403	(65,356)	(4.09)%
General corporate debt:
Unsecured junior subordinated debentures	51,548	(4,814)	(9.21)%	51,548	(3,020)	(5.78)%
4.50% Convertible Senior Notes (4)	—	—	—%	34,252	(2,690)	(7.75)%
5.75% Senior Unsecured Notes (5)	147,823	(9,258)	(6.26)%	147,209	(9,219)	(6.26)%
12.00% Senior Unsecured Notes (6)(7)	—	—	—%	—	(306)	—%
Hedging (8)	—	(1,593)	—%	—	(1,733)	—%
Total interest expense/average cost of funds	1,745,246	(130,791)	(7.40)%	1,811,412	(82,324)	(4.38)%
Total net interest income		$56,675			$43,950

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $8.0 million and $9.4 million recognized on our floating-rate CRE whole loans for the years ended December 31, 2023 and 2022, respectively.
(3)
Includes amortization expense of $5.3 million and $6.6 million for the years ended December 31, 2023 and 2022, respectively.
(4)
Includes aggregated amortization expense of $1.1 million for the year ended December 31, 2022.
(5)
Includes amortization expense of $633,000 and $594,000 for the years ended December 31, 2023 and 2022, respectively.
(6)
Includes amortization expense of $306,000 for the year ended December 31, 2022.
(7)
The outstanding par balance of our 12.00% Senior Unsecured Notes was redeemed in full in August 2021. At any time and from time to time prior to July 31, 2022, we were permitted to elect to issue up to $75.0 million of principal of additional notes. The interest expense incurred during the year ended December 31, 2022 was composed of amortization of deferred debt issuance costs on the remaining availability.
(8)
Includes net amortization expense of $1.6 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively, on 20 and 22 terminated interest rate swap agreements, respectively, that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be amortized as an expense over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the comparative years ended December 31, 2023 and 2022 (dollars in thousands):

	Years Ended December 31,
	2023	2022	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$34,311	$31,129	$3,182	10%
Other revenue	145	91	54	59%
Total	$34,456	$31,220	$3,236	10%

Aggregate real estate income and other revenue increased by $3.2 million for the comparative years ended December 31, 2023 and 2022 and was primarily attributable to the acquisition of a hotel property in April 2022, a property acquired through a deed-in-lieu of foreclosure in June 2023 and an increase to real estate income at our hotel property acquired in 2020 that benefited from increased personal and business travel resulting from lifted COVID-19 restrictions that occurred late in the spring of 2022. The increase was partially offset by the sale of an office property in September 2022, as well as decreased revenue on an office property acquired in October 2021.

(Back to Index)

(Back to Index)

Operating Expenses

Year Ended December 31, 2023 as compared to the Year Ended December 31, 2022

The following table sets forth information relating to our operating expenses for the years presented (dollars in thousands):

	Years Ended December 31,
	2023	2022	Dollar Change	Percent Change
Operating expenses:
General and administrative	$10,512	$10,575	$(63)	(1)%
Real estate expenses	38,913	33,854	5,059	15%
Management fees - related party	7,462	7,035	427	6%
Equity compensation - related party	2,578	3,562	(984)	(28)%
Corporate depreciation and amortization	91	85	6	7%
Provision for credit losses, net	10,902	12,295	(1,393)	(11)%
Total	$70,458	$67,406	$3,052	5%

Aggregate operating expenses increased by $3.1 million for the comparative years ended December 31, 2023 and 2022. We attribute the changes to the following:

General and administrative. General and administrative expenses decreased by $63,000 for the comparative years ended December 31, 2023 and 2022. The following table summarizes the information relating to our general and administrative expenses for the years presented (dollars in thousands):

	Years Ended December 31,
	2023	2022	Dollar Change	Percent Change
General and administrative
Professional services	$5,007	$5,464	$(457)	(8)%
D&O insurance	1,168	1,380	(212)	(15)%
Wages and benefits	1,486	1,227	259	21%
Operating expenses	1,069	867	202	23%
Director fees	825	825	-	(—)%
Dues and subscriptions	823	755	68	9%
Travel	53	49	4	8%
Tax penalties, interest & franchise tax	81	8	73	913%
Total	$10,512	$10,575	$(63)	(1)%

The decrease in general and administrative expenses for the comparative years ended December 31, 2023 and 2022 was primarily attributable to (i) a decrease in professional services in connection with legal expenses incurred during the year ended December 31, 2022 pertaining to the liquidation of 2020-RSO8 and 2020-RSO9 compounded by reimbursement from a borrower for legal costs during the year ended December 31, 2023, (ii) a decrease in marketing expenses over the comparative periods and (iii) the timing of CRE valuations for the year end audit.

Real estate expenses. The increase of $5.1 million for the comparative years ended December 31, 2023 and 2022 was primarily attributable to the acquisition of a hotel in April 2022. The increase was also attributable to the acquisition of a student housing complex in April 2022 and an office property on which we received the deed-in-lieu of foreclosure in June 2023. The increase was partially offset by the sale of an office property in September 2022 and decreased expenses on an office property acquired in October 2021.

Management fees - related party. The increase of $427,000 was primarily attributed to an increase in incentive based management fees. Our Manager earned a higher fee due to certain hurdles being met per the management agreement.

Equity compensation - related party. The decrease of $984,000 was primarily attributable to the full vesting of shares granted in the second quarter 2022 and the second quarter 2021 under our Manager Incentive Plan.

(Back to Index)

(Back to Index)

Provision for credit losses, net. The provision for credit losses was $10.9 million for the year ended December 31, 2023 compared to the provision for credit losses of $12.3 million for the year ended December 31, 2022. The decrease of the provision year over year is primarily related to a decrease in size of the loan portfolio during 2023, offset partially by modeled increases in general portfolio credit risk compounded by ongoing uncertainty around the commercial real estate market’s current macroeconomic outlook.

Other Income (Expense)

Year Ended December 31, 2023 as compared to Year Ended December 31, 2022

The following table sets forth information relating to our other income (expense) for the years presented (dollars in thousands):

	Years Ended December 31,
	2023	2022	Dollar Change	Percent Change
Other income (expense):
Loss on extinguishment of debt	$—	$(460)	$460	(100)%
Gain on sale of real estate	745	1,870	(1,125)	(60)%
Other income	527	1,588	(1,061)	(67)%
Total	$1,272	$2,998	$(1,726)	(58)%

Aggregate other income (expense) decreased $1.7 million for the comparative years ended December 31, 2023 and 2022. We attribute the change to the following:

Loss on extinguishment of debt. There were no losses on extinguishment of debt in the year ended December 31, 2023. The loss of $460,000 for the year ended December 31, 2022 was attributable to non-cash losses in connection with the ratable acceleration of the 4.50% Convertible Senior Notes' market discount due to the partial redemption of our 4.50% Convertible Senior Notes in February 2022.

Gain on sale of real estate. The decrease of $1.1 million during the year ended December 31, 2023 was primarily attributed to the sale of a hotel property in the Northeast region in February 2023 that generated non-recurring gains of $745,000 as compared to the sale of an office property in the Midwest Region in September 2022 that generated non-recurring gains of $1.9 million.

Other Income. The decrease of $1.0 million during the comparative years ended December 31, 2023 and 2022 was primarily attributable to a loan recovery received during the year ended December 31, 2022 on a middle market loan that was previously charged off in a prior fiscal year.

Financial Condition

Summary

Our total assets were $2.2 billion at December 31, 2023 as compared to $2.4 billion at December 31, 2022.

(Back to Index)

(Back to Index)

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at December 31, 2023 and 2022 as follows (dollars in thousands, except amounts in footnotes):

At December 31, 2023	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$1,852,393	$1,828,336	91.93%	9.15%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,857,093	1,828,336	91.93%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (4)
Investments in real estate (2)	99,338	99,338	4.99%	N/A (4)
Properties held for sale (3)	59,580	59,580	3.00%	N/A (4)
	160,466	160,466	8.07%

Total investment portfolio	$2,017,559	$1,988,802	100.00%

At December 31, 2022	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$2,052,890	$2,038,787	93.56%	7.99%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	2,057,590	2,038,787	93.56%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.07%	N/A (4)
Investments in real estate (2)	88,132	88,132	4.04%	N/A (4)
Property held for sale (3)	50,744	50,744	2.33%	N/A (4)
	140,424	140,424	6.44%

Total investment portfolio	$2,198,014	$2,179,211	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $28.8 million and $18.8 million at December 31, 2023 and 2022, respectively.
(2)
Includes real estate related right of use assets of $19.2 million and $19.5 million, intangible assets of $7.9 million and $8.9 million, lease liabilities of $44.3 million and $42.9 million, mortgages payable of $41.8 million and $18.2 million and other liabilities of $27,000 and $64,000 at December 31, 2023 and 2022, respectively.
(3)
Includes property held for sale-related liabilities of $3.0 million at both December 31, 2023 and 2022.
(4)
There were no stated rates associated with these investments.

CRE loans. During the year ended December 31, 2023, we originated $68.2 million of floating-rate CRE whole loan commitments. Loan payoffs during the year ended December 31, 2023 were $293.1 million and net funded commitments were $40.5 million, producing a net decrease of $184.4 million in the par balance of the portfolio.

(Back to Index)

(Back to Index)

The following is a summary of our loans at December 31, 2023 and 2022 (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At December 31, 2023:
CRE loans held for investment:
Whole loans (5)(6)(7)	69	$1,858,265	$(5,872)	$1,852,393	$(24,057)	$1,828,336	1M BR plus 2.50% to 1M BR plus 8.61%	January 2024 to January 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total CRE loans held for investment		$1,862,965	$(5,872)	$1,857,093	$(28,757)	$1,828,336

At December 31, 2022:
CRE loans held for investment:
Whole loans (5)(6)	81	$2,065,504	$(12,614)	$2,052,890	$(14,103)	$2,038,787	1M BR plus 2.85% to 1M BR plus 8.50%	January 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total CRE loans held for investment		$2,070,204	$(12,614)	$2,057,590	$(18,803)	$2,038,787

(1)
Amounts include unamortized loan origination fees of $5.8 million and $12.3 million and deferred amendment fees of $110,000 and $308,000 at December 31, 2023 and 2022, respectively.
(2)
Benchmark rates ("BR") comprise one-month LIBOR or one-month Term SOFR. At December 31, 2023, all of our whole loans used one-month Term SOFR. Weighted-average one-month benchmark rates were 5.39% and 4.21% at December 31, 2023 and 2022, respectively. Additionally, weighted-average benchmark floors were 0.70% and 0.68% at December 31, 2023 and 2022, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude three whole loans, with amortized costs of $41.2 million, in maturity default at December 31, 2023 and three whole loans, with amortized costs of $51.6 million, in maturity default at December 31, 2022.
(5)
Substantially all loans are pledged as collateral under various borrowings at December 31, 2023 and 2022.
(6)
CRE whole loans had $109.4 million and $158.2 million in unfunded loan commitments at December 31, 2023 and 2022, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the applicable loan agreement, and any necessary approvals have been obtained.
(7)
In December 2023, we sold at par four hotel loans with a par value of $77.2 million.

At December 31, 2023, 26.6%, 22.0% and 15.0% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value, as defined by NCREIF. At December 31, 2022, 23.2%, 21.5% and 16.2% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value. No single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our total revenue.

Investments in unconsolidated entities. Our investments in unconsolidated entities at December 31, 2023 and 2022 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust. We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the years ended December 31, 2023 and 2022, we recorded dividends from the investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statements of operations, of $145,000 and $91,000, respectively.

Investments in real estate and property held for sale. At December 31, 2023, we held investments in six real estate properties, four of which are included in investments in real estate and two of which are included in properties held for sale on the consolidated balance sheets.

In February 2023, we sold a hotel property in the Northeast region that we previously designated as a property held for sale. The hotel property sold for $15.1 million with selling costs of $845,000, resulting in a gain of $745,000.

In June 2023, we received the deed-in-lieu of foreclosure on an office property in the East North Central region. We determined that the acquisition of the property should be accounted for as an asset acquisition, and the acquisition-date fair value of $20.9 million was determined using a third-party valuation. Additionally on the date of transfer, we also acquired cash and receivables, and assumed

(Back to Index)

(Back to Index)

trade payables, resulting in a charge off of the loan against our allowance for credit losses of $948,000. At December 31, 2023, the property was reported as property held for sale on the consolidated balance sheets.

The following table summarizes the book value of our investments in real estate and related intangible assets at December 31, 2023 (in thousands, except amounts in the footnotes):

	December 31, 2023
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$162,662	$(5,041)	$157,621
Right of use assets (2)(3)	19,664	(478)	19,186
Intangible assets (4)	11,474	(3,592)	7,882
Subtotal	193,800	(9,111)	184,689

Investments in real estate from lending activities:
Properties held for sale (5)	62,605	—	62,605
Total	256,405	(9,111)	247,294

Liabilities assumed:
Investments in real estate, equity:
Mortgages payable	40,297	1,489	41,786
Other liabilities	247	(220)	27
Lease liabilities (3)(6)	43,538	—	43,538
Subtotal	84,082	1,269	85,351

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,025	—	3,025
Total	87,107	1,269	88,376

Total net investments in real estate and properties held for sale (8)	$169,298		$158,918
(1)
Includes $38.4 million of land, which is not depreciable. Also includes $44.9 million of construction in progress, which is also not depreciable until placed in service.
(2)
Primarily comprises a $19.2 million right of use asset, associated with an acquired ground lease of $43.2 million (see below) accounted for as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 9 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.
(4)
Primarily comprises a franchise intangible of $4.7 million, a management contract intangible of $2.9 million, and a customer list intangible of $223,000.
(5)
Comprises one property acquired in November 2020 and one property acquired via deed-in-lieu of foreclosure in June 2023.
(6)
Primarily comprises a $43.2 million ground lease with a remaining term of 93 years. Lease expenses for the year ended December 31, 2023 were $2.7 million.
(7)
Comprises an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

Financing Receivables

Current market conditions have resulted in, and may continue to result in, a dislocation in capital markets, declining real estate values of certain asset classes and increased delinquencies and defaults, resulting in increased loan modifications, increased allowances for credit losses and an increased risk to borrowers of foreclosure actions. We routinely employ rigorous risk management and underwriting practices to proactively evaluate and maintain the credit quality of our CRE loan portfolio and work closely with our borrowers to mitigate potential losses.

(Back to Index)

(Back to Index)

The following tables show the activity in the allowance for credit losses for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Allowance for credit losses at beginning of year	$18,803	$8,805
Provision for credit losses	10,902	12,295
Charge offs	(948)	(2,297)
Allowance for credit losses at end of year	$28,757	$18,803

During the year ended December 31, 2023, we recorded provisions for expected credit losses of $10.9 million, primarily driven by increased modeled portfolio credit risk compounded by ongoing macroeconomic uncertainty in the commercial real estate market.

In June 2023, we received the deed-in-lieu of foreclosure on an office loan in the East North Central region with a principal balance of $22.8 million, which resulted in a charge off of $948,000 against the allowance for credit losses.

During the year ended December 31, 2022, we recorded provisions for expected credit losses of $12.3 million, primarily driven by macroeconomic factors, including expected increases in inflation, short-term interest rates that collateralize our loans, energy prices and continued global supply chain dislocation trending negative, compounded by an increase in portfolio credit risk indicated in property-level cash flows.

In addition to our general estimate of credit losses, we may also be required to individually evaluate collateral-dependent loans for credit losses if it has determined that foreclosure or sale of the loan or the underlying collateral is probable. At both December 31, 2023 and 2022, $4.7 million of our allowance for credit losses resulted from collateral-dependent loans that were individually evaluated for credit losses, details of which follow:

At December 31, 2023 and 2022, we individually evaluated the following loans:

•
One office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both December 31, 2023 and 2022. We fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at December 31, 2023. The loan entered payment default in February 2023 and has been placed on nonaccrual status.
•
One retail loan in the Northeast region, with a principal balance of $8.0 million at both December 31, 2023 and 2022, for which foreclosure was determined to be probable. The loan was modified in February 2021 to extend its maturity to December 2021. In December 2021, this loan entered payment default and has been placed on nonaccrual status. During the year ended December 31, 2023, the borrower filed for bankruptcy and the third-party winning bidder from the auction sale is anticipated to close during fiscal year 2024 at a purchase price of $8.3 million. As a requirement of the auction sale, the winning bidder posted a 10% non-refundable deposit. The sale price and an as-is appraised value are in excess of its principal, and, as such, the loan had no allowance for CECL at both December 31, 2023 and 2022.
•
One office loan in the Southwest region with a principal balance of $19.1 million and $20.7 million at December 31, 2023 and 2022, respectively, for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022, was modified three times to extend its maturity to June 2022 and has since entered into payment default. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and January 2024, we have agreed to temporarily defer our right to foreclose on the property until April 2024. In February 2024, we had cash escrows of $4.8 million available to support debt service payments for the loan. Additionally, at both December 31, 2023 and 2022, this loan had an as-is appraised value are in excess of its principal and interest balances, and, as such, the loan had no CECL allowance.

Also, at December 31, 2023, we individually evaluated one additional loan, which had not been evaluated in the prior year:

•
One office loan in the East North Central region with a principal balance of $14.0 million at December 31, 2023. During the year ended December 31, 2023, the loan entered into payment default and has been placed on nonaccrual status. The loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no allowance for CECL at December 31, 2023.

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

Credit risk profiles of CRE loans, at amortized cost, were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At December 31, 2023:
Whole loans, floating-rate	$—	$973,424	581,032	$256,785	$41,152	$1,852,393
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$973,424	$581,032	$256,785	$45,852	$1,857,093

At December 31, 2022:
Whole loans, floating-rate	$—	$1,635,376	$309,491	$85,226	$22,797	$2,052,890
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,635,376	$309,491	$85,226	$27,497	$2,057,590

(Back to Index)

(Back to Index)

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.8 million and $11.9 million at December 31, 2023 and 2022, respectively.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2023	2022	2021	2020	2019	Prior	Total (1)
At December 31, 2023:
Whole loans, floating-rate: (2)
Rating 2	$63,634	$212,175	$636,487	$22,556	$38,572	$—	$973,424
Rating 3	—	168,791	364,369	34,232	—	13,640	581,032
Rating 4	—	82,918	123,333	—	5,645	44,889	256,785
Rating 5	—	14,000	—	—	19,127	8,025	41,152
Total whole loans, floating-rate	63,634	477,884	1,124,189	56,788	63,344	66,554	1,852,393
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$63,634	$477,884	$1,124,189	$56,788	$63,344	$71,254	$1,857,093

Current Period Gross Write-Offs	$—	$—	$—	$—	$(948)	$—	$(948)

	2022	2021	2020	2019	2018	Prior	Total (1)
At December 31, 2022:
Whole loans, floating-rate: (2)
Rating 2	$526,606	$1,003,060	$64,944	$26,977	$13,789	$—	$1,635,376
Rating 3	—	192,490	44,657	27,881	44,463	—	309,491
Rating 4	—	—	—	20,742	64,484	—	85,226
Rating 5	—	—	—	22,797	—	—	22,797
Total whole loans, floating-rate	526,606	1,195,550	109,601	98,397	122,736	—	2,052,890
Mezzanine loan (rating 4)	—	—	—	—	4,700	—	4,700
Total	$526,606	$1,195,550	$109,601	$98,397	$127,436	$—	$2,057,590

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$(2,297)	$(2,297)

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.8 million and $11.9 million at December 31, 2023 and 2022, respectively.
(2)
Acquired CRE whole loans are grouped within each loan’s year of issuance.

We had one additional mezzanine loan that was included in assets held for sale, and that loan had no carrying value at December 31, 2023 and 2022.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans, at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At December 31, 2023:
Whole loans, floating-rate	$—	$—	$41,152	$41,152	$1,811,241	$1,852,393	$19,127
Mezzanine loan (4)	—	—	4,700	4,700	—	4,700	—
Total	$—	$—	$45,852	$45,852	$1,811,241	$1,857,093	$19,127

At December 31, 2022:
Whole loans, floating-rate	$—	$—	$28,767	$28,767	$2,024,123	$2,052,890	$—
Mezzanine loan (4)	—	—	—	—	4,700	4,700	—
Total	$—	$—	$28,767	$28,767	$2,028,823	$2,057,590	$—

(1)
During the years ended December 31, 2023 and 2022, we recognized interest income of $4.2 million and $1.8 million, respectively, on three loans with principal payments past due greater than 90 days at December 31, 2023.
(2)
Includes one CRE whole loan with an amortized cost of $22.8 million in maturity default at December 31, 2022.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.8 million and $11.9 million at December 31, 2023 and 2022, respectively.
(4)
Fully reserved at both December 31, 2023 and 2022.

At December 31, 2023, we had three CRE whole loans, with total amortized costs of $41.2 million, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default. At December 31, 2022, we had three CRE whole loans, with total amortized costs of $51.6 million, in payment default.

Modifications

We are required to disclose modifications where we determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term or (v) any combination thereof.

During the year ended December 31, 2023, we entered into one CRE whole loan modification that: (i) extended the maturity from December 2023 to December 2025, (ii) reduced its interest rate from BR+500 to BR+250, and (iii) modified its payment terms and will accrue to the lesser of net operating cash flow or BR+250. Any unpaid interest will be due at loan payoff. At December 31, 2023, this loan had an amortized cost of $44.9 million, which represented 2.4% of the total amortized cost of the portfolio.

During the year ended December 31, 2022, we entered into three agreements that extended one CRE whole loan for a borrower experiencing financial difficulty. At December 31, 2022, this loan had an amortized cost of $20.7 million, which represented 1.0% of the total amortized cost of the portfolio. At December 31, 2023, this loan was in payment default.

Restricted Cash

At December 31, 2023, we had restricted cash of $8.4 million, which consisted of $7.6 million held in reserve for a construction loan and $800,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. At December 31, 2022, we had restricted cash of $38.6 million, which consisted of $38.2 million held within our five consolidated securitization entities and $400,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements.

The decrease of $30.2 million was primarily attributable to reinvesting the proceeds in two of our securitizations prior to the end of their reinvestment periods partially offset by the reserve held for a construction loan on one of our real estate investments.

(Back to Index)

(Back to Index)

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022	Net Change
Accrued interest receivable from loans	$11,750	$11,936	$(186)
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	33	33	—
Total	$11,783	$11,969	$(186)

Other Assets

The following table summarizes our other assets at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022	Net Change
Tax receivables and prepaid taxes	$214	$224	$(10)
Other receivables	565	1,086	(521)
Other prepaid expenses	1,913	2,181	(268)
Fixed assets - non real estate	281	326	(45)
Other assets, miscellaneous	617	547	70
Total	$3,590	$4,364	$(774)

The decrease of $774,000 in other assets was primarily attributable to decreases in various receivable and prepaid accounts held at our real estate properties.

Deferred Tax Assets

At both December 31, 2023 and 2022, our net deferred tax asset was zero, resulting from a full valuation allowance of $21.1 million and $21.2 million, respectively, on our gross deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At December 31, 2023 and 2022, we had losses of $5.0 million and $6.6 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the years ended December 31, 2023 and 2022, we recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $1.7 million and $1.8 million, respectively.

At December 31, 2023 and 2022, we had unrealized gains of $164,000 and $256,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During the years ended December 31, 2023 and 2022, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $91,000 in each year.

(Back to Index)

(Back to Index)

The following table presents the effect of derivative instruments on our consolidated statements of operations for the years presented (in thousands):

		Realized and Unrealized Loss (1)
	Consolidated Statements of Operations Location	Year Ended December 31, 2023	Year Ended December 31, 2022
Interest rate swap contracts, hedging	Interest expense	$(1,593)	$(1,733)

(1)
Negative values indicate a decrease to the associated consolidated statements of operations line items.

Financing Arrangements

Borrowings under our financing arrangements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands, except amounts in footnotes):

	December 31, 2023				December 31, 2022
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$61,568	$157,722	7	9.14%	$87,890	$196,837	8	7.94%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	74,694	125,044	4	7.82%	186,783	255,095	11	6.74%
Morgan Stanley Mortgage Capital Holdings LLC (4)	93,894	129,037	7	8.07%	141,505	198,455	10	7.00%

Mortgages Payable
ReadyCap Commercial, LLC (5)	19,365	25,400	1	9.16%	18,244	25,400	1	8.08%
Oceanview Life and Annuity Company (6)(7)	7,330	58,339	1	11.37%	—	—	—	—%
Florida Pace Funding Agency (6)(8)	15,091	—	—	7.26%	—	—	—	—%
Total	$271,942	$495,542			$434,422	$675,787

(1)
Includes $2.9 million and $3.7 million of deferred debt issuance costs at December 31, 2023 and 2022, respectively.
(2)
Outstanding borrowings includes accrued interest payable.
(3)
Includes $1.6 million and $1.1 million of deferred debt issuance costs at December 31, 2023 and 2022, respectively.
(4)
Includes $647,000 and $1.4 million of deferred debt issuance costs at December 31, 2023 and 2022, respectively.
(5)
Includes $259,000 and $466,000 of deferred debt issuance costs at December 31, 2023 and 2022.
(6)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(7)
Includes $1.3 million of deferred debt issuance costs at December 31, 2023. There were no deferred debt issuance costs at December 31, 2022.
(8)
Includes $419,000 of deferred debt issuance costs at December 31, 2023. There were no deferred debt issuance costs at December 31, 2022.

We were in compliance with all covenants in the respective agreements at December 31, 2023 and 2022.

(Back to Index)

(Back to Index)

Senior Secured Financing Facility

On July 31, 2020, our indirect, wholly owned subsidiary (“Holdings”), along with its direct wholly owned subsidiary (the “Borrower”), entered into a $250.0 million Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) and the other lenders party thereto (the “Lenders”). The asset-based revolving loan facility (the “MassMutual Facility”) provided under the MassMutual Loan Agreement has been used to finance our core CRE lending business. The MassMutual Facility initially had an interest rate of 5.75% per annum payable monthly and matured on July 31, 2027. We paid a commitment fee as well as other reasonable closing costs. The loans under the MassMutual Facility were available for drawing during the first two years of the MassMutual Facility (the “Availability Period”). During the first two years, an unused commitment fee of 0.50% per annum (payable monthly) on unused commitments under the MassMutual Loan Agreement was payable for each day on which less than 75% of the total commitment was drawn.

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

Pursuant to the Amended and Restated Loan Agreement, the Borrower’s obligations under the MassMutual Loan Agreement are secured by the Borrower’s assets and Holdings’ equity interests in the Borrower, including all distributions, proceeds and profits from Holdings’ interests in the Borrower

(Back to Index)

(Back to Index)

CRE - Term Warehouse Financing Facilities

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

In May 2020, we entered into an amendment to the JPMorgan Chase Guarantee that revised its minimum equity financial covenant as of February 29, 2020. In October 2020, we entered into an amendment to the JPMorgan Chase Guarantee that revised a covenant definition so that credit losses are determined in accordance with a risk rating-based methodology. In September and October 2021, the JPMorgan Chase Facility was amended twice, resulting in (i) the extension of the JPMorgan Chase Facility’s maturity date to October 2024, (ii) an update to our tangible net worth requirement and minimum liquidity covenant as set forth in the guarantee agreement and (iii) a modification of market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In November 2022, the JPMorgan Chase Facility was amended for the following (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity, and (iii) minimum unencumbered liquidity requirement, each through September 2023. In July 2023, the JPMorgan Chase Facility was amended to extend the maturity date to July 2026, as well as to extend the amendments to (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity and (iii) minimum unencumbered liquidity requirement, each through December 2024.

In November 2021, an indirect wholly-owned subsidiary of ours entered into a Master Repurchase and Securities Contract Agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. Each repurchase transaction will specify its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. In January 2022, such subsidiary entered into the First Amendment to Master Repurchase and Securities Contract Agreement (the "Morgan Stanley Amendment") with Morgan Stanley, which amended the Morgan Stanley Facility to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In November 2022, the Morgan Stanley Facility was amended for the following (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity, and (iii) minimum unencumbered liquidity requirement, each through March 2024. In November 2023, the Morgan Stanley Facility was amended to extend the amendments to (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity and (iii) minimum unencumbered liquidity requirement, each through the quarter ending December 2024. The Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and matures in November 2024. We also have the right to request an extension for an additional one-year period.

Mortgages Payable

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

(Back to Index)

(Back to Index)

ACR 2021-FL2

In December 2021, we closed ACR 2021-FL2, a CRE debt securitization transaction that can finance up to $700.0 million of CRE loans. ACR 2021-FL2 included a reinvestment period, which ended in December 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2.

All of the notes issued mature in January 2037, although we have the right to call the notes beginning on the payment date in December 2023 and thereafter.

At December 31, 2023, we retain equity in the following securitizations (in thousands, except amounts in footnotes):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through December 31, 2023
ACR 2021-FL1	May 2021	June 2036	May 2023	$32,183
ACR 2021-FL2	December 2021	January 2037	December 2023	$—

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2023 and 2022. The interest rates for RCT I and RCT II, at December 31, 2023, were 9.61% and 9.60%, respectively. The interest rates for RCT I and RCT II, at December 31, 2022, were 8.68% and 8.36%, respectively.

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

The Indenture contains restrictive covenants that, among other things, require us to maintain certain financial ratios. The foregoing limitations are subject to exceptions as set forth in the Supplemental Indenture. At December 31, 2023, we were in compliance with these covenants. The Indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) non-payment of principal or interest, (ii) breach of certain covenants contained in the Indenture or the 5.75% Senior Unsecured Notes, (iii) an event of default or acceleration of certain other indebtedness of ours or a subsidiary in which we have invested at least $75 million in capital within the applicable grace period and (iv) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), CTC or the holders of at least 25% in aggregate principal amount of the then outstanding 5.75% Senior Unsecured Notes may declare all of the notes to be due and payable.

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

Equity

Total equity at December 31, 2023 was $446.2 million, comprising $226.5 million of preferred equity and $219.7 million of common equity, and gave effect to $4.8 million of net unrealized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. Equity at December 31, 2022 was $441.3 million, comprising $226.5 million of preferred equity and $214.8 million of common equity, and gave effect to $6.4 million of net unrealized losses on our terminated cash flow hedges shown as a component of accumulated other comprehensive loss. The increase in equity during the year ended December 31, 2023 was primarily attributable to net income prior to preferred distributions, contributions from non-controlling interests and non-cash amortization of terminated cash flow hedges, partially offset by distributions on our preferred stock and common stock repurchases.

(Back to Index)

(Back to Index)

Our preferred equity is composed of the following:

•
4.8 million shares of 8.625% fixed to floating rate Series C cumulative redeemable preferred stock with a $25.00 per share liquidation preference ("Series C Preferred Stock"). The Series C Preferred Stock has no maturity date and we are not required to redeem them at any time. However, we may redeem them at our election, in whole or in apart, on or after July 30, 2024. Effective July 30, 2024, the Series C Preferred Stock will convert from its fixed rate of 8.625% to a floating rate equal to three-month LIBOR plus a spread of 5.927%, but at no time shall the floating rate be less than 8.625%. Dividends are payable quarterly in arrears.
•
4.6 million shares of fixed 7.875% Series D cumulative redeemable preferred stock with a $25.00 per share liquidation preference (Series D Preferred Stock"). The Series D Preferred Stock has no maturity and we are not required to redeem them at any time. However, we may redeem them at our election, in whole or in apart, on or after May 21, 2026. Dividends are payable quarterly in arrears.

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months and year ended December 31, 2023 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended December 31, 2023		Year Ended December 31, 2023
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$211,213	$25.07	$208,976	$24.54
Net income allocable to common shares (2)	1,697	0.22	2,968	0.38
Change in other comprehensive income on derivatives	401	0.05	1,593	0.20
Repurchase of common stock (3)	(4,725)	1.32	(7,408)	1.93
Impact to equity of share-based compensation	720	(0.01)	3,177	(0.40)
Total net (decrease) increase	(1,907)	1.58	330	2.11
Common stock book value at end of period (4)	$209,306	$26.65	$209,306	$26.65

(1)
Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheets, of 416,675 shares at December 31, 2023 and September 30, 2023, respectively, and 583,333 shares at December 31, 2022, and include warrants to purchase up to 391,995 shares of common stock at December 31, 2023, September 30, 2023 and December 31, 2022. The denominators for the calculation were 7,853,536, 8,423,844 and 8,516,762 at December 31, 2023, September 30, 2023, and December 31, 2022, respectively.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at December 31, 2023. We calculated net income per common share-diluted of $0.20 and $0.35 using the weighted average diluted shares outstanding during the three and twelve months ended December 31, 2023, respectively.
(3)
In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. In November 2023, an additional $10.0 million of outstanding shares of both common and preferred stock was authorized. We purchased 2.0 million shares for $20.2 million through December 31, 2023. Because we repurchased our common stock at significant discounts to book value, these repurchases were accretive to per share book value since the inception of the program.
(4)
We calculated common stock book value as total stockholders’ equity of $435.8 million less preferred stock equity of $226.5 million at December 31, 2023.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to 1/12th of the amount of our equity multiplied by 1.50% and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At December 31, 2023:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(646,939)
Payments for repurchases of capital stock	(243,068)
Total	$440,465

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

The following table provides a reconciliation from GAAP net (loss) income allocable to common shares to EAD allocable to common shares for the periods presented (dollars in thousands, except per share amounts and amounts in the footnotes):

	Years Ended December 31,
	2023	Per Share Data	2022	Per Share Data
Net income (loss) allocable to common shares - GAAP	$2,968	$0.35	$(8,799)	$(1.00)
Realized gain on sale of investment in real estate	(745)	(0.09)	(1,870)	(0.21)
Net income (loss) allocable to common shares - GAAP, adjusted	$2,223	$0.26	$(10,669)	$(1.21)

Reconciling items from continuing operations:
Non-cash equity compensation expense	2,578	0.30	3,562	0.40
Non-cash provision for CRE credit losses	10,902	1.27	12,295	1.39
Realized gain (loss) on sale of investment in real estate	745	0.09	(372)	(0.04)
Real estate depreciation and amortization	4,013	0.47	5,113	0.58
Non-cash amortization of discounts or premiums associated with borrowings	—	—	1,271	0.14
Net income (loss) from non-core assets (1)	104	0.01	(787)	(0.09)

Reconciling items from CRE assets:
Net interest income on legacy CRE assets	—	—	(29)	—
Earnings Available for Distribution allocable to common shares	$20,565	$2.40	$10,384	$1.17

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	8,566		8,877

Earnings Available for Distribution per common share - diluted	$2.40		$1.17

(1)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

For the year ended December 31, 2023, EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was $21.5 million, or $2.51 per common share outstanding. We incurred incentive compensation payable of $895,000 for the year ended December 31, 2023.

(Back to Index)

(Back to Index)

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended December 31, 2023 (dollars in thousands, except per share data):

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at September 30, 2022	$216,026
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	26,782
Amount paid to repurchase common stock after October 1, 2022 (1)	(2,996)
Incentive Compensation paid after October 1, 2022 (1)	(556)
Book value equity at December 31, 2023	$239,256
Incentive Compensation Hurdle (2)	$16,748

Average closing price of 30 day period ending three days prior to issuance date	$9.87
(1)
Calculated on a daily weighted average basis for the 12-month period ended December 31, 2023.
(2)
Calculated as book value equity at December 31, 2023 multiplied by 1.75% (7% per annum).

The amount by which EAD (as defined in the Management Agreement) exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities, which was $45.6 million for the year ended December 31, 2023, and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

(Back to Index)

(Back to Index)

At December 31, 2023, our liquidity consisted of $83.4 million of unrestricted cash and cash equivalents and $24.3 million of unlevered financeable CRE loans.

During the year ended December 31, 2023, our principal sources of liquidity were: (i) gross proceeds of $124.0 million from CRE whole loan purchases by our managed CRE securitizations ACR 2021-FL1 and ACR 2021-FL2; (ii) net proceeds of $38.0 million from repayments on our CRE loan portfolio; (iii) net proceeds of $31.0 million from the sale of four CRE whole loan hotel assets; (iv) proceeds of $17.9 million from the purchase of loan advances by our managed CRE securitizations ACR 2021-FL1 and ACR 2021-FL2; (v) proceeds of $17.4 million of financing on our investments in real estate; (vi) gross proceeds of $14.3 million from the sale of a real estate property; (vii) gross proceeds of $13.5 million from an advance on our senior secured financing facility; and (viii) gross proceeds of $12.1 million from our term warehouse financing facilities.

These sources of liquidity were offset by our paydowns on our senior secured and term warehouse facilities, deployments in CRE whole loans and real estate investments, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $83.4 million of unrestricted cash we held at December 31, 2023.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $11.0 million and $11.3 million at December 31, 2023 and 2022, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

Cash Flows

For the year ended December 31, 2023, our restricted and unrestricted cash and cash equivalents balance decreased $12.9 million, to $91.9 million. The cash movements can be summarized by the following:

Cash flows from operating activities. For the year ended December 31, 2023, operating activities increased our cash balances by $45.6 million, primarily driven by net income after removing non-cash CECL provision, non-cash amortization and depreciation and net changes in other assets and liabilities.

Cash flows from investing activities. For the year ended December 31, 2023, investing activities increased our cash balances by $161.3 million, primarily driven by repayments and sales of CRE loans, the sale of one hotel asset held for sale, partially offset by the origination of three CRE whole loans, funding of existing commitments on CRE whole loans and deployments in our investment in real estate.

Cash flows from financing activities. For the year ended December 31, 2023, financing activities decreased our cash balances by $219.8 million, primarily driven by repayments on our term warehouse financing facilities, senior secured financing facility and CRE securitization notes and distributions on our preferred stock and repurchase of our common stock, partially offset by proceeds from financing on our investments in real estate, senior secured financing facility and term warehouse financing facilities.

Financing Availability

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

We were in compliance with all of our covenants at December 31, 2023 in accordance with the terms provided in agreements with our lenders.

At December 31, 2023, we had financing arrangements as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	June 2028	$500,000	$64,495	$435,505
CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A.	October 2018	July 2026	250,000	76,056	173,944
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2024	250,000	94,266	155,734
Mortgages Payable
ReadyCap Commercial, LLC (3)	April 2022	April 2025	20,375	19,624	751
Oceanview Life and Annuity Company (4)	January 2023	February 2025	48,000	8,645	39,355
Florida Pace Funding Agency (5)	January 2023	January 2053	15,510	15,510	—
Total				$278,596

(1)
Excludes deferred debt issuance costs of $2.9 million. In December 2022, we amended the previously revolving fixed rate credit facility to a floating rate term loan series structure. Each loan series will have a maturity date of five years from the issuance date for the loan series.
(2)
Excludes accrued interest payable of $539,000 and deferred debt issuance costs of $2.3 million.
(3)
Excludes deferred debt issuance costs of $259,000.
(4)
Excludes deferred debt issuance costs of $1.3 million.
(5)
Excludes deferred debt issuance costs of $419,000.

(Back to Index)

(Back to Index)

The following table summarizes the average principal outstanding on our financing arrangements during the three months ended December 31, 2023 and 2022 and the principal outstanding on our financing arrangements at December 31, 2023 and 2022 (in thousands, except amounts in footnotes):

	Three Months Ended December 31, 2023	December 31, 2023	Three Months Ended December 31, 2022	December 31, 2022
	Average Principal Outstanding	Principal Outstanding	Average Principal Outstanding	Principal Outstanding
Financing Arrangement
Senior secured financing facility (1)	$64,495	$64,495	$88,795	$91,549
Term warehouse financing facilities - CRE loans (2)	226,373	170,322	359,829	329,955
Total	$290,868	$234,817	$448,624	$421,504

(1)
Principal outstanding excludes accrued interest payable of $311,000 and $202,000 and deferred debt issuance costs of $2.9 million and $3.7 million at December 31, 2023 and 2022, respectively.
(2)
Principal outstanding excludes accrued interest payable of $539,000 and $894,000 and deferred debt issuance costs of $2.3 million and $2.6 million at December 31, 2023 and 2022, respectively.

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands, except amount in footnotes):

	Maximum Month-End Principal Outstanding During the
	Years Ended December 31,
	2023	2022
Financing Arrangement
Senior secured financing facility	$64,495	$94,549
Term warehouse financing facilities - CRE loans	333,834	392,716

Historically, we financed the acquisition of our investments through CDOs and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which would cease if the CDOs and securitizations fail to meet certain tests. Through December 31, 2023, we did not experience difficulty in maintaining our existing securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations at the periods presented (in thousands, except amounts in footnotes):

	Cash Distributions For the Year Ended		Overcollateralization Cushion (1)		Annualized Interest Coverage Cushion (2)(3)
Name	December 31, 2023	December 31, 2022	At December 31, 2023	At the Initial Measurement Date	At December 31, 2023	Reinvestment Period End (4)
ACR 2021-FL1	$24,923	$21,141	$12,509	$6,758	$17,501	May 2023
ACR 2021-FL2	19,652	14,537	5,652	5,652	14,762	December 2023

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
(4)
The reinvestment period is the period in which principal proceeds received may be used to acquire CRE loans or the funded commitments of existing collateral for reinvestment into the securitization.

(Back to Index)

(Back to Index)

The following table sets forth the distributions made by and liquidation details for our liquidated securitizations for the periods presented (in thousands):

	Cash Distributions For the Year Ended		Liquidation Details
Name	December 31, 2023	December 31, 2022	Liquidation Date	Remaining Assets at the Liquidation Date (1)
XAN 2020-RSO9 (2)	$—	$14,308	February 2022	$111,335
XAN 2020-RSO8	$—	$1,628	March 2022	$171,225

(1)
The remaining assets at the liquidation date were distributed to us in exchange for our notes owned and preference shares in the respective securitization.
(2)
Cash distributions for the year ended December 31, 2022 included a principal distribution on our preference share at liquidation of $13.5 million for XAN 2020-RSO9.

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At December 31, 2023 and 2022, our leverage ratio under GAAP was 3.8 and 4.2 times, respectively. The leverage ratio decreased during the period due to the net decrease in borrowings in combination with a net increase to total equity.

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

At December 31, 2023, we had $46.6 million of cumulative net operating losses ("NOL") to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act (“TCJA”) along with revisions made by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period. Additionally, we had cumulative total net capital losses of $121.9 million, which are set to expire at December 31, 2025.

We also have tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. At December 31, 2023, our TRSs had $60.2 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $20.4 million of NOLs with an indefinite carryforward period. Additionally, our TRSs had cumulative total net capital losses of $1.0 million, which are set to expire at December 31, 2024.

Distributions

We did not pay distributions on our common shares during the year ended December 31, 2023 as we were focused on prudently retaining and managing sufficient excess liquidity in connection with the economic impact of the COVID-19 pandemic. As a result of losses during 2020, we received significant NOL carryforwards and net capital loss carryforwards, as finalized in our 2020 tax return. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our earnings available for distribution, our Board will establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At December 31, 2023:
CRE securitizations	$1,210,040	$—	$—	$—	$1,210,040
Senior secured financing facility (1)	64,495	—	—	64,495	—
CRE - term warehouse financing facilities (2)	170,861	94,541	76,320	—	—
Mortgages payable (3)	43,779	—	28,269	—	15,510
5.75% Senior Unsecured Notes (4)	150,000	—	150,000	—	—
Unsecured junior subordinated debentures (5)	51,548	—	—	—	51,548
Lease liabilities (6)	853,936	1,630	5,491	6,179	840,636
Unfunded commitments on CRE loans (7)	109,359	49,440	59,919	—	—
Base management fees (8)	6,607	6,607	—	—	—
Total	$2,660,625	$152,218	$319,999	$70,674	$2,117,734

(1)
Excludes $311,000 of accrued interest payable.
(2)
Includes $539,000 of accrued interest payable.
(3)
Excludes $105,000 of accrued interest payable.
(4)
Excludes $25.9 million of interest expense payable through maturity in August 2026.
(5)
Excludes $25.4 million and $26.6 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(6)
Lease liabilities includes a ground rent lease for a hotel property with a remaining term of 93 years and an annual growth rate of 3%.
(7)
Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At December 31, 2023, we had unfunded commitments on 53 CRE whole loans.
(8)
Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At December 31, 2023, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at December 31, 2023, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $109.4 million and $158.2 million in unfunded loan commitments at December 31, 2023 and 2022, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

Allowance for Credit Losses

We maintain an allowance for credit loss on our loans held for investment. CRE loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees and origination costs as applicable. Effective January 1, 2020, we determine our allowance for credit losses, consistent with GAAP, by measuring CECL on the loan portfolio on a quarterly basis. We utilize a probability of default and loss given default methodology over a reasonable and supportable forecast period after which we revert to the historical mean loss ratio, utilizing a blended approach sourced from our own historical losses and the market losses from an engaged third-party’s database, to be applied for the remaining estimable period. The CECL model requires us to make significant judgments, including: (i) the selection of a reasonable and supportable forecast period, (ii) the selection and weighting of appropriate macroeconomic forecast scenarios, (iii) the determination of the risk characteristics in which to pool financial assets, and (iv) the appropriate historical loss data to use in the model. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable by us.

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

(Back to Index)

(Back to Index)

While a loan exhibiting credit quality deterioration may remain on accrual status, the loan is placed on nonaccrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days past due; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the credit deterioration; or (iv) the net realizable value of the loan’s underlying collateral approximates our carrying value for such loan. While on nonaccrual status, we recognize interest income only when an actual payment is received if a credit analysis supports the borrower’s principal repayment capacity. When a loan is placed on nonaccrual, previously accrued interest is reversed from interest income.

We utilize the contractual life of our loans to estimate the period over which we measure expected credit losses. Estimates for prepayments and extensions are incorporated into the inputs for our CECL model. Modifications to loan terms, such as a modification in connection with a troubled debt restructuring ("TDR"), where a concession is granted to a borrower experiencing financial difficulty, may result in the extension of the loan’s life and an increase in the allowance for credit losses. In March 2020, the Financial Accounting Standards Board (“FASB”) concurred with a joint statement of federal and state banking regulators that eased the requirements to classify a modification as a TDR if the modification was granted in connection with the effects of the COVID-19 pandemic. The measurement of the impact of TDRs on the expected credit losses occurs when a TDR is reasonably expected. If the concession granted on a TDR can only be captured through a discounted cash flow analysis, then we will individually assess the loan for expected credit losses using the discounted cash flow method.

In order to calculate the historical mean loss ratio applied to the loan portfolio, we utilize historical losses from our full underwriting history, along with the market loss history of a selected population of loans from a third-party’s database that are similar to our loan types, loan sizes, durations, interest rate structure and general LTV profiles. We may make adjustments to the historical loss history for qualitative or environmental factors if we believe there is evidence that the estimate for expected credit losses should be increased or decreased.

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

Investments in Real Estate

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

(Back to Index)

(Back to Index)

We depreciate investments in real estate and amortize intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	5 to 39 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures and equipment	1 to 12 years
Right of use assets	7 to 94 years
Intangible assets	90 days to 18 years
Lease liabilities	7 to 94 years

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

Through our investments in real estate, we earn revenue associated with rental operations and hospitality operations, which are presented in real estate income on the consolidated statements of operations.

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

Hospitality operating revenue consists of amounts derived from hotel operations, including room sales and other hotel revenues. We recognize hospitality operating revenue when guest rooms are occupied, services have been provided or fees have been earned. Revenues are recorded net of any sales, occupancy or other taxes collected from customers on behalf of third parties. The following provides additional detail on room revenue and other operating revenue:

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

At December 31, 2023, we determined that we are the primary beneficiary of two VIEs that are consolidated.

(Back to Index)

(Back to Index)

Recent Accounting Pronouncements

Accounting Standards Adopted in 2023

In March 2022, the FASB issued an amendment eliminating certain previously issued accounting guidance for TDRs and enhancing disclosure requirements surrounding refinancings, restructurings, and write-offs. Current GAAP provides an exception to general recognition and measurement guidance for loan restructurings if they meet specific criteria to be considered TDRs. If a modification is a TDR, incremental expected losses are recorded in the allowance for credit losses upon modification and specific disclosures are required. The new amendment eliminates the TDR recognition and measurement guidance and requires the reporting entity to evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with accounting for other loan modifications. The amendment also requires public business entities to disclose current-period gross write-offs by year of origination for certain financing receivables and net investments in leases. We adopted this guidance during the year ended December 31, 2023 and the adoption did not have a material impact on our consolidated financial statements.

Accounting Standards to be Adopted in Future Periods

In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are in the process of evaluating the impact of this guidance, however, we do not expect a material impact to our consolidated financial statements.

In December 2023, the FASB issued guidance to improve the transparency of income tax disclosures. This guidance is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are in the process of evaluating the impact of this guidance, however, we do not expect a material impact to our consolidated financial statements.

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

Subsequent Events

We have evaluated subsequent events through the filing of this report and determined that, except for the subsequent events referred to in Note 7, Note 13 and Note 17 of our consolidated financial statements, there have not been any events that have occurred that would require adjustments to or disclosures in our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2023, the primary components of our market risk were credit risk, counterparty risk, financing risk and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

(Back to Index)

(Back to Index)

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At December 31, 2023, 85.4% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of six months.

Macroeconomic conditions may persist into the future and impair our borrowers’ ability to comply with the terms under our loan agreements. We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address rising interest rates, lingering impacts of the COVID-19 pandemic, and other macroeconomic factors on our loans secured by properties experiencing cash flow pressure. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. In order to mitigate that risk, we have proactively engaged with our borrowers, particularly with those with near-term maturities, in order to maximize recovery.

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

Financing Risk

We finance our target assets using our CRE debt securitizations, a senior secured financing facility, warehouse financing facilities, mortgage payable and construction loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing, or to increase the costs of that financing.

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At December 31, 2023, 99.7% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 0.3% of our CRE loan portfolio by par value has a contractual fixed rate of interest. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.9 billion has a weighted-average benchmark floor of 0.70% at December 31, 2023.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Year Ended December 31, 2023
	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share
$361,860	$(3,644)	$(0.43)	$3,669	$0.43
(1)
Includes our floating-rate CRE loans at December 31, 2023.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ACRES Commercial Realty Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ACRES Commercial Realty Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 6, 2024 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses on CRE whole loans

As described in Note 2 and Note 7 to the financial statements, and in accordance with Accounting Standard Codification 326, Financial Instruments – Credit Losses, the Company utilizes a current expected credit loss methodology to determine the allowance for credit losses on its commercial real estate (CRE) whole loans. The Company measures lifetime expected credit losses on CRE whole loans on a pooled basis, based on shared risk characteristics or individually for collateral-dependent loans. To estimate the allowance for credit losses on pooled CRE whole loans, the Company utilizes a probability of default times loss given default methodology, which incorporates individual loan characteristics, historical loss experience and the weighting of forecasted economic scenarios. For loans determined to be collateral dependent that are individually evaluated, the reserve is calculated based on the difference between the current fair value of the collateral and the amortized cost of the loan. We identified the allowance for credit losses as a critical audit matter.

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

San Francisco, California

March 6, 2024

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS (1)
Cash and cash equivalents	$83,449	$66,232
Restricted cash	8,437	38,579
Accrued interest receivable	11,783	11,969
CRE loans	1,857,093	2,057,590
Less: allowance for credit losses	(28,757)	(18,803)
CRE loans, net	1,828,336	2,038,787
Loan receivable - related party	10,975	11,275
Investments in unconsolidated entities	1,548	1,548
Properties held for sale	62,605	53,769
Investments in real estate	157,621	120,968
Right of use assets	19,879	20,281
Intangible assets	7,882	8,880
Other assets	3,590	4,364
Total assets	$2,196,105	$2,376,652
LIABILITIES (2)
Accounts payable and other liabilities	$13,963	$10,391
Management fee payable - related party	584	898
Accrued interest payable	8,459	6,921
Borrowings	1,676,200	1,867,033
Lease liabilities	44,276	43,695
Distributions payable	3,262	3,262
Accrued tax liability	121	113
Liabilities held for sale	3,025	3,025
Total liabilities	1,749,890	1,935,338
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,607,857 and 4,607,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 7,878,216 and 8,708,100 shares issued and outstanding (including 416,675 and 583,333 unvested restricted shares)	8	9
Additional paid-in capital	1,169,970	1,174,202
Accumulated other comprehensive loss	(4,801)	(6,394)
Distributions in excess of earnings	(729,391)	(732,359)
Total stockholders’ equity	435,796	435,468
Non-controlling interests	10,419	5,846
Total equity	446,215	441,314
TOTAL LIABILITIES AND EQUITY	$2,196,105	$2,376,652

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$220	$38,180
Accrued interest receivable	9,188	8,184
CRE loans, pledged as collateral (3)	1,466,463	1,456,649
Other assets	71	119
Total assets of consolidated VIEs	$1,475,942	$1,503,132
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$143	$93
Accrued interest payable	3,828	3,083
Borrowings	1,204,569	1,233,556
Total liabilities of consolidated VIEs	$1,208,540	$1,236,732

(3) Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
REVENUES
Interest income:
CRE loans	$184,334	$125,539	$100,774
Securities	—	—	161
Other	3,132	735	97
Total interest income	187,466	126,274	101,032
Interest expense	130,791	82,324	61,575
Net interest income	56,675	43,950	39,457
Real estate income	34,311	31,129	10,553
Other revenue	145	91	65
Total revenues	91,131	75,170	50,075
OPERATING EXPENSES
General and administrative	10,512	10,575	11,602
Real estate expenses	38,913	33,854	10,601
Management fees - related party	7,462	7,035	6,089
Equity compensation - related party	2,578	3,562	1,722
Corporate depreciation and amortization	91	85	94
Provision for (reversal of) credit losses, net	10,902	12,295	(21,262)
Total operating expenses	70,458	67,406	8,846
	20,673	7,764	41,229
OTHER INCOME (EXPENSE)
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	—	878
Loss on extinguishment of debt	—	(460)	(9,006)
Gain on sale of real estate	745	1,870	—
Other income	527	1,588	822
Total other income (expense)	1,272	2,998	(7,306)
INCOME BEFORE TAXES	21,945	10,762	33,923
Income tax expense	(97)	(336)	—
NET INCOME	21,848	10,426	33,923
Net income allocated to preferred shares	(19,422)	(19,422)	(15,887)
Net loss allocable to non-controlling interest, net of taxes	542	197	—
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$2,968	$(8,799)	$18,036
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.35	$(1.00)	$1.85
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.35	$(1.00)	$1.85
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	8,416,290	8,811,761	9,736,268
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	8,566,058	8,811,761	9,763,217

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$21,848	$10,426	$33,923
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in net income	1,593	1,733	1,851
Total other comprehensive income	1,593	1,733	1,851
Comprehensive income before allocation to preferred shares	23,441	12,159	35,774
Net loss allocated to non-controlling interests shares	542	197	—
Net income allocated to preferred shares	(19,422)	(19,422)	(15,887)
Comprehensive income (loss) allocable to common shares	$4,561	$(7,066)	$19,887

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

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

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021 - (Continued)

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021 - (Continued)

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2023	8,708,100	$9	$5	$5	$1,174,202	$(6,394)	$(732,359)	$435,468	$5,846	$441,314
Purchase and retirement of common stock	(899,085)	(1)	—	—	(7,409)	—	—	(7,410)	—	(7,410)
Stock-based compensation	69,201	—	—	—	599	—	—	599	—	599
Amortization of stock-based compensation	—	—	—	—	2,578	—	—	2,578	—	2,578
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	5,115	5,115
Net income	—	—	—	—	—	—	22,390	22,390	(542)	21,848
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(19,422)	(19,422)	—	(19,422)
Amortization of terminated derivatives	—	—	—	—	—	1,593	—	1,593	—	1,593
Balance, December 31, 2023	7,878,216	$8	$5	$5	$1,169,970	$(4,801)	$(729,391)	$435,796	$10,419	$446,215

The accompanying notes are an integral part of these statements

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,848	$10,426	$33,923
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses, net	10,902	12,295	(21,262)
Depreciation, amortization and accretion	5,191	7,491	13,988
Amortization of stock-based compensation	2,578	3,562	1,722
Loss on the extinguishment of debt	—	460	4,043
Net realized and unrealized gain on investment securities available-for-sale and loans and derivatives	—	—	(878)
Gain on sale of real estate	(745)	(1,870)	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable, net of purchased interest	187	(6,138)	1,347
Increase in management fee payable	284	337	119
Increase in accounts payable and other liabilities	3,652	2,743	4,101
Decrease in lease liability	(151)	(94)	(39)
Increase (decrease) in accrued interest payable	885	985	(39)
Decrease in other assets	978	2,500	3,567
Net cash provided by operating activities	45,609	32,697	40,592
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(108,260)	(583,543)	(1,381,660)
Principal payments received on loans and leases	215,955	414,450	1,008,967
Investments in real estate	(38,192)	(81,749)	(28,924)
Proceeds from sale of real estate	14,309	18,729	—
Proceeds from sale of loans	77,203	—	—
Proceeds from sale of loans or assets previously held for sale	—	—	7,915
Proceeds from sale of investment securities available-for-sale	—	—	2,958
Purchase of furniture and fixtures	—	(741)	(61)
Principal payments received on loan - related party	300	300	300
Net cash provided by (used in) investing activities	161,315	(232,554)	(390,505)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(7,410)	(9,128)	(18,401)
Proceeds from issuance of preferred shares (net of $101 and $4,589 of underwriting discounts and offering costs)	—	(101)	110,605
Proceeds from exercise of warrants	—	2	—
Proceeds from borrowings:
Securitizations	—	—	1,242,223
Senior secured financing facility	13,500	101,699	173,087
Warehouse financing facilities and repurchase agreements	11,755	405,743	862,681
Senior unsecured notes	—	—	150,000
Mortgages payable	25,069	18,710	—
Payments on borrowings:
Securitizations	(32,183)	(237,189)	(801,622)
Senior secured financing facility	(40,554)	(10,150)	(206,447)
Warehouse financing facilities and repurchase agreements	(171,742)	(145,972)	(805,119)
Convertible senior notes	—	(88,010)	(55,736)
Senior unsecured notes	—	—	(50,000)
Payment of debt issuance costs	(3,977)	(1,488)	(20,818)
Proceeds received from non-controlling interests	5,115	6,043	—
Distributions paid on preferred stock	(19,422)	(19,422)	(14,350)
Net cash (used in) provided by financing activities	(219,849)	20,737	566,103
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(12,925)	(179,120)	216,190
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	104,811	283,931	67,741
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$91,886	$104,811	$283,931

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

DECEMBER 31, 2023

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2023 and 2022, $81.1 million and $63.3 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure. The Company has not experienced, and does not expect, any losses on its cash and cash equivalents.

Restricted cash includes required account balance minimums primarily for the Company’s CRE debt securitizations as well as cash held in the syndicated corporate loan collateralized debt obligations (“CDOs”).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$83,449	$66,232
Restricted cash	8,437	38,579
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$91,886	$104,811

Investments in Unconsolidated Entities

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

Loan Interest Income Recognition

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts based on the contractual payment terms of the loan. Premiums and discounts are amortized or accreted into income using the effective yield method. If a loan with a premium or discount is prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase to interest income. In addition, the Company defers loan origination and extension fees and loan origination costs and recognizes them over the life of the related loan against interest income using the straight line method, which approximates the effective yield method. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when a full recovery of principal and income becomes doubtful. When the ultimate collectability of the principal is in doubt, all payments received are applied to principal under the cost recovery method. On the other hand, when the ultimate collectability of the principal is not in doubt, contractual interest is recorded as interest income when received, under the cash method, until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

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

Preferred Equity Investments

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

Allowance for Credit Losses

The Company maintains an allowance for credit loss on its loans held for investment. The Company determines its allowance for credit losses by measuring the current expected credit losses (“CECL”) on the loan portfolio on a quarterly basis. The Company utilizes a probability of default and loss given default methodology together with collateral-specific data for each loan over a reasonable and supportable forecast period after which it reverts to its historical mean loss ratio, utilizing a blended approach sourced from its own historical losses and the market losses from an engaged third-party’s database, to be applied for the remaining estimable period. The CECL model requires the Company to make significant judgments, including: (i) the selection of a reasonable and supportable forecast period, (ii) the selection and weighting of appropriate macroeconomic forecast scenarios, (iii) the determination of the risk characteristics in which to pool financial assets, and (iv) the appropriate historical loss data to use in the model. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable by the Company.

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

While a loan exhibiting credit quality deterioration may remain on accrual status, the loan is placed on nonaccrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days past due; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the credit deterioration; or (iv) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value for such loan. While on nonaccrual status, the Company recognizes interest income only when an actual payment is received if a credit analysis supports the borrower’s principal repayment capacity. When a loan is placed on nonaccrual, previously accrued and uncollected interest is reversed from interest income.

The Company utilizes the contractual life of its loans to estimate the period over which it measures expected credit losses. Estimates for prepayments and extensions are incorporated into the inputs for the Company’s CECL model. Modifications to loan terms may result an increase in the allowance for credit losses.

In order to calculate the historical mean loss ratio applied to the loan portfolio, the Company utilizes historical losses from its full underwriting history, along with the market loss history of a selected population of loans from a third-party’s database that are similar to the Company’s loan types, loan sizes, durations, interest rate structure and general loan-to-collateral value (“LTV”) profiles. The Company may make adjustments to the historical loss history for qualitative or environmental factors if it believes there is evidence that the estimate for expected credit losses should be increased or decreased.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

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

Operating Revenue at Properties

Through its investments in real estate, the Company earns revenue associated with rental operations and hospitality operations, which are presented in real estate income on the consolidated statements of operations.

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

Hospitality operating revenue consists of amounts derived from hotel operations, including room sales and other hotel revenues. The Company recognizes hospitality operating revenue when guest rooms are occupied, services have been provided or fees have been earned. Revenues are recorded net of any sales, occupancy or other taxes collected from customers on behalf of third parties. The following provides additional detail on room revenue and other operating revenue:

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

Investments in Real Estate

The Company acquires investments in real estate through direct equity investments and as a result of its lending activities (i.e. through foreclosure or the receipt of the deed-in-lieu of foreclosure on a property). Acquired investments in real estate assets are recorded initially at fair value in accordance with GAAP. The Company allocates the purchase price of its acquired assets and assumed liabilities based on the relative fair values of the assets acquired and liabilities assumed. The Company accounts for leases that it acquires as operating leases.

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

DECEMBER 31, 2023

Ordinary repairs and maintenance are expensed as incurred. Costs related to the improvement of the real property are capitalized and depreciated over their useful lives. Costs related to the development and construction of real property are capitalized to construction in progress during the period beginning with the commencement of development and ending with the completion of construction.

The Company depreciates investments in real estate and amortizes related intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	5 to 39 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures and equipment	1 to 12 years
Right of use assets	7 to 94 years
Intangible assets	90 days to 18 years
Lease liabilities	7 to 94 years

Leases

The value of the operating leases are determined through the discounted cash flow method and are recognized on the consolidated balance sheets as offsetting right of use assets and lease liabilities. The operating lease for the Company’s office space is amortized over the lease term using the effective-interest method. The Company’s operating lease for office equipment is amortized over the lease term using the straight-line method.

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

DECEMBER 31, 2023

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

The Company established a full valuation allowance against its net deferred tax asset that was tax effected at $21.1 million and $21.2 million, at December 31, 2023 and 2022, respectively, as the Company believed it was more likely than not that all of the deferred tax assets would not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years in its TRSs.

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

DECEMBER 31, 2023

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

Reference Rate Reform

Historically, the Company has used LIBOR as the benchmark interest rate for its floating-rate whole loans and the Company has been exposed to LIBOR through its floating-rate borrowings. In March 2021, the United Kingdom’s, or U.K.’s, Financial Conduct Authority (“FCA”) announced that it would cease publication of the one-week and the two-month USD LIBOR immediately after December 31, 2021, and cease publication of the remaining tenors immediately after June 30, 2023. In July 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR.

Following this announcement, the Company began to transition the contractual benchmark rates of existing floating-rate whole loans and borrowings to alternate rates. At December 31, 2023, the Company's entire portfolio of floating rate whole loans and floating rate borrowings have transitioned to SOFR.

Recent Accounting Pronouncements

Accounting Standards Adopted in 2023

In March 2022, the FASB issued an amendment eliminating certain previously issued accounting guidance for TDRs and enhancing disclosure requirements surrounding refinancings, restructurings, and write-offs. Current GAAP provides an exception to the

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

general recognition and measurement guidance for loan restructurings if they meet specific criteria to be considered TDRs. If a modification is a TDR, incremental expected losses are recorded in the allowance for credit losses upon modification and specific disclosures are required. The new amendment eliminates the TDR recognition and measurement guidance and requires the reporting entity to evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with accounting for other loan modifications. The amendment also requires public business entities to disclose current-period gross write-offs by year of origination for certain financing receivables and net investments in leases. The Company adopted this guidance during the year ended December 31, 2023 and the adoption did not have a material impact on the Company's consolidated financial statements.

Accounting Standards to be Adopted in Future Periods

In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company is in the process of evaluating the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

In December 2023, the FASB issued guidance to improve the transparency of income tax disclosures. This guidance is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is in the process of evaluating the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of two and five VIEs at December 31, 2023 and 2022, respectively (collectively, the “Consolidated VIEs”).

The Consolidated VIEs are CRE securitizations and CDOs that were formed on behalf of the Company to invest in real estate-related securities, commercial mortgage-backed securities (“CMBS”), syndicated corporate loans and corporate bonds that were financed by the issuance of debt securities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.

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

DECEMBER 31, 2023

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the years ended December 31, 2023, 2022 and 2021, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at December 31, 2023 (in thousands):

ASSETS
Restricted cash	$220
Accrued interest receivable	9,188
CRE loans, pledged as collateral (1)	1,466,463
Other assets	71
Total assets (2)	$1,475,942

LIABILITIES
Accounts payable and other liabilities	$143
Accrued interest payable	3,828
Borrowings	1,204,569
Total liabilities	$1,208,540

(1)
Excludes allowance for credit losses.
(2)
Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at December 31, 2023. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at December 31, 2023. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at December 31, 2023 (in thousands):

	Unsecured Junior Subordinated Debentures	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$32	$—
Investments in unconsolidated entities	1,548	$1,548
Total assets	1,580

LIABILITIES
Accrued interest payable	433	N/A
Borrowings	51,548	N/A
Total liabilities	51,981
Net (liability) asset	$(50,401)

At December 31, 2023, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2023	2022	2021
Supplemental cash flows:
Interest expense paid in cash	$124,047	$70,025	$42,345
Income taxes paid in cash	101	228	—
Non-cash operating activities include the following:
Acquisition of other right of use assets	$—	$(299)	$(479)
Assumption of other operating lease liabilities	—	299	479
Non-cash investing activities include the following:
Proceeds from the receipt of deed-in-lieu of foreclosure on loan	$20,900	$14,299	$17,600
Properties held for sale assets related to the receipt of deed-in-lieu of foreclosure	(20,900)	(14,299)	(17,600)
Non-cash financing activities include the following:
Incentive compensation paid in common stock	$598	$—	$—
Distributions on preferred stock accrued but not paid	3,262	3,262	3,262
Capitalized amortization of deferred debt issuance costs	1,127	—	—
Capitalized interest	1,160	—	—

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

NOTE 5 - RESTRICTED CASH

The following table summarizes the Company’s restricted cash (in thousands):

	December 31,
	2023	2022
Restricted cash:
Cash held in escrow for construction loan	$7,620	$—
Cash held by consolidated CRE securitizations	220	38,180
Restricted cash held in various escrow accounts	269	274
Restricted cash held in deposit accounts	328	125
Total	$8,437	$38,579

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

NOTE 6 - LOANS

The following is a summary of the Company’s loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At December 31, 2023:
CRE loans held for investment:
Whole loans (5)(6)(7)	69	$1,858,265	$(5,872)	$1,852,393	$(24,057)	$1,828,336	1M BR plus 2.50% to 1M BR plus 8.61%	January 2024 to January 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total CRE loans held for investment		$1,862,965	$(5,872)	$1,857,093	$(28,757)	$1,828,336

At December 31, 2022:
CRE loans held for investment:
Whole loans (5)(6)	81	$2,065,504	$(12,614)	$2,052,890	$(14,103)	$2,038,787	1M BR plus 2.85% to 1M BR plus 8.50%	January 2023 to July 2026
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total CRE loans held for investment		$2,070,204	$(12,614)	$2,057,590	$(18,803)	$2,038,787

(1)
Amounts include unamortized loan origination fees of $5.8 million and $12.3 million and deferred amendment fees of $110,000 and $308,000 at December 31, 2023 and 2022, respectively.
(2)
Benchmark rates ("BR") comprise one-month LIBOR or one-month Term SOFR. At December 31, 2023, all of the Company's whole loans used one-month Term SOFR. Weighted-average one-month benchmark rates were 5.39% and 4.21% at December 31, 2023 and 2022, respectively. Additionally, weighted-average benchmark floors were 0.70% and 0.68% at December 31, 2023 and 2022, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.
(4)
Maturity dates exclude three whole loans, with amortized costs of $41.2 million, in maturity default at December 31, 2023 and three whole loans, with amortized costs of $51.6 million, in maturity default at December 31, 2022.
(5)
Substantially all loans are pledged as collateral under various borrowings at December 31, 2023 and 2022.
(6)
CRE whole loans had $109.4 million and $158.2 million in unfunded loan commitments at December 31, 2023 and 2022, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the applicable loan agreement, and any necessary approvals have been obtained.
(7)
In December 2023, the Company sold at par four hotel loans with a par value of $77.2 million.

The following is a summary of the Company’s CRE loans held for investment by property type (dollars in thousands, except amounts in the footnotes):

	December 31, 2023		December 31, 2022
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Multifamily	$1,453,681	79.6%	$1,531,697	75.2%
Office (1)(2)	247,410	13.5%	269,201	13.2%
Hotel	70,857	3.9%	178,160	8.7%
Self-Storage	48,363	2.6%	51,704	2.5%
Retail (3)	8,025	0.4%	8,025	0.4%
Total	$1,828,336	100%	$2,038,787	100%

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

(1)
Includes two whole loans in maturity default with carrying values of $33.1 million at December 31, 2023 and two whole loans in maturity default with carrying values of $42.5 million at December 31, 2022.
(2)
Includes one mezzanine loan with a par value of $4.7 million that is fully reserved at both December 31, 2023 and 2022, respectively.
(3)
Comprises one whole loan in maturity default at both December 31, 2023 and 2022.

The following is a summary of the Company’s CRE loans held for investment by geographic location (dollars in thousands, except amounts in the footnotes):

	December 31, 2023		December 31, 2022
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Southwest (1)	$484,902	26.6%	$472,327	23.2%
Southeast	401,624	22.0%	438,403	21.5%
Mountain	275,120	15.0%	329,828	16.2%
Mid Atlantic	236,104	12.9%	248,740	12.2%
Pacific	169,789	9.3%	191,706	9.4%
Northeast (2)	161,172	8.8%	170,236	8.3%
East North Central (3)	60,401	3.3%	125,211	6.1%
West North Central	39,224	2.1%	62,336	3.1%
Total	$1,828,336	100%	$2,038,787	100%
(1)
Includes one whole loan in maturity default with carrying values of $19.1 million and $20.7 million at December 31, 2023 and 2022, respectively.
(2)
Includes one whole loan in maturity default with a carrying value of $8.0 million at both December 31, 2023 and 2022. Also includes one mezzanine loan with a par value of $4.7 million that is fully reserved at both December 31, 2023 and 2022.
(3)
Includes one whole loan in maturity default with a carrying value of $14.0 million at December 31, 2023 and one whole loan in maturity default with a carrying value of $21.7 million at December 31, 2022.

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2024	2025	2026 and Thereafter	Total
At December 31, 2023:
Whole loans (1)	$916,985	$814,772	$79,484	$1,811,241
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$916,985	$814,772	$84,184	$1,815,941

Description	2023	2024	2025 and Thereafter	Total
At December 31, 2022:
Whole loans (1)	$268,120	$882,175	$851,031	$2,001,326
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$268,120	$882,175	$855,731	$2,006,026
(1)
Maturity dates exclude three whole loans with amortized costs of $41.2 million in maturity default at December 31, 2023 and three whole loans with amortized costs of $51.6 million in maturity default at December 31, 2022.
(2)
At December 31, 2023, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $80.4 million, $101.7 million and $1.6 billion in 2024, 2025 and 2026 and thereafter, respectively. At December 31, 2022, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $113.8 million, $68.6 million and $1.8 billion in 2023, 2024 and 2025 and thereafter, respectively.

No single loan or investment represented more than 10% of the Company’s total assets and no single investment group generated over 10% of its total revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company’s servicers and trustees but have not been remitted to the Company. At both December 31, 2023 and 2022, the Company had no loan principal paydowns receivable.
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

NOTE 7 - FINANCING RECEIVABLES

The following tables show the activity in the allowance for credit losses for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Allowance for credit losses at beginning of year	$18,803	$8,805
Provision for credit losses	10,902	12,295
Charge offs	(948)	(2,297)
Allowance for credit losses at end of year	$28,757	$18,803

During the year ended December 31, 2023, the Company recorded provisions for expected credit losses of $10.9 million, primarily driven by increased modeled portfolio credit risk compounded by ongoing macroeconomic uncertainty in the commercial real estate market.

In June 2023, the Company received the deed-in-lieu of foreclosure on an office loan in the East North Central region with a principal balance of $22.8 million, which resulted in a charge off of $948,000 against the allowance for credit losses (see Note 8).

During the year ended December 31, 2022, the Company recorded provisions for expected credit losses of $12.3 million, primarily driven by macroeconomic factors, including expected increases in inflation, short-term interest rates that collateralize the Company's loans, energy prices and continued global supply chain dislocation trending negative, compounded by an increase in portfolio credit risk indicated in property-level cash flows.

In addition to the Company’s general estimate of credit losses, the Company may also be required to individually evaluate collateral-dependent loans for credit losses if it has determined that foreclosure or sale of the loan or the underlying collateral is probable. At both December 31, 2023 and 2022, $4.7 million of the Company’s allowance for credit losses resulted from collateral-dependent loans that were individually evaluated for credit losses, details of which follow:

At both December 31, 2023 and 2022, the Company individually evaluated the following loans:

•
One office mezzanine loan in the Northeast region, with a principal balance of $4.7 million at both December 31, 2023 and 2022. The Company fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at December 31, 2023. The loan entered payment default in February 2023 and has been placed on nonaccrual status.
•
One retail loan in the Northeast region, with a principal balance of $8.0 million at both December 31, 2023 and 2022, for which foreclosure was determined to be probable. The loan was modified in February 2021 to extend its maturity to December 2021. In December 2021, the loan entered payment default and has been placed on nonaccrual status. During the year ended December 31, 2023, the borrower filed for bankruptcy and the third-party winning bidder from the auction sale is anticipated to close during fiscal year 2024 at a purchase price of $8.3 million. As a requirement of the auction sale, the winning bidder posted a 10% non-refundable deposit. The sale price and an as-is appraised value are in excess of the loan's principal, and, as such, the loan had no allowance for CECL at both December 31, 2023 and 2022.
•
One office loan in the Southwest region, with a principal balance of $19.1 million and $20.7 million at December 31, 2023 and 2022, respectively, for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022, was modified three times to extend its maturity to June 2022 and has since entered into payment default. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and January 2024, the Company has agreed to temporarily defer its right to foreclose on the property until April 2024 and continues to accrue interest on the loan. In February 2024, the Company had cash escrows of $4.8 million available to support debt service payments for the loan. Additionally, at both December 31, 2023 and 2022, this loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no CECL allowance.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

Also, at December 31, 2023, the Company individually evaluated one additional loan, which had not been evaluated in the prior year:

•
One office loan in the East North Central region with a principal balance of $14.0 million at December 31, 2023. During the year ended December 31, 2023, the loan entered into payment default and has been placed on nonaccrual status. The loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no allowance for CECL at December 31, 2023.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At December 31, 2023:
Whole loans, floating-rate	$—	$973,424	581,032	$256,785	$41,152	$1,852,393
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$973,424	$581,032	$256,785	$45,852	$1,857,093

At December 31, 2022:
Whole loans, floating-rate	$—	$1,635,376	$309,491	$85,226	$22,797	$2,052,890
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$1,635,376	$309,491	$85,226	$27,497	$2,057,590
(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.8 million and $11.9 million at December 31, 2023 and 2022, respectively.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2023	2022	2021	2020	2019	Prior	Total (1)
At December 31, 2023:
Whole loans, floating-rate: (2)
Rating 2	$63,634	$212,175	$636,487	$22,556	$38,572	$—	$973,424
Rating 3	—	168,791	364,369	34,232	—	13,640	581,032
Rating 4	—	82,918	123,333	—	5,645	44,889	256,785
Rating 5	—	14,000	—	—	19,127	8,025	41,152
Total whole loans, floating-rate	63,634	477,884	1,124,189	56,788	63,344	66,554	1,852,393
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$63,634	$477,884	$1,124,189	$56,788	$63,344	$71,254	$1,857,093

Current Period Gross Write-Offs	$—	$—	$—	$—	$(948)	$—	$(948)

	2022	2021	2020	2019	2018	Prior	Total (1)
At December 31, 2022:
Whole loans, floating-rate: (2)
Rating 2	$526,606	$1,003,060	$64,944	$26,977	$13,789	$—	$1,635,376
Rating 3	—	192,490	44,657	27,881	44,463	—	309,491
Rating 4	—	—	—	20,742	64,484	—	85,226
Rating 5	—	—	—	22,797	—	—	22,797
Total whole loans, floating-rate	526,606	1,195,550	109,601	98,397	122,736	—	2,052,890
Mezzanine loan (rating 4)	—	—	—	—	4,700	—	4,700
Total	$526,606	$1,195,550	$109,601	$98,397	$127,436	$—	$2,057,590

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$(2,297)	$(2,297)

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.8 million and $11.9 million at December 31, 2023 and 2022, respectively.
(2)
Acquired CRE whole loans are grouped within each loan’s year of issuance.

The Company had one additional mezzanine loan that was included in assets held for sale, and that loan had no carrying value at December 31, 2023 and 2022.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At December 31, 2023:
Whole loans, floating-rate	$—	$—	$41,152	$41,152	$1,811,241	$1,852,393	$19,127
Mezzanine loan (4)	—	—	4,700	4,700	—	4,700	—
Total	$—	$—	$45,852	$45,852	$1,811,241	$1,857,093	$19,127

At December 31, 2022:
Whole loans, floating-rate	$—	$—	$28,767	$28,767	$2,024,123	$2,052,890	$—
Mezzanine loan (4)	—	—	—	—	4,700	4,700	—
Total	$—	$—	$28,767	$28,767	$2,028,823	$2,057,590	$—
(1)
During the years ended December 31, 2023, 2022 and 2021, the Company recognized interest income of $4.3 million, $1.8 million and $2.0 million, respectively, on three CRE whole loans with principal payments past due greater than 90 days at December 31, 2023.
(2)
Includes one CRE whole loan with an amortized cost of $22.8 million in maturity default at December 31, 2022.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.8 million and $11.9 million at December 31, 2023 and 2022, respectively.
(4)
Fully reserved at both December 31, 2023 and 2022.

At December 31, 2023, the Company had three CRE whole loans, with total amortized costs of $41.2 million, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default. At December 31, 2022, the Company had three CRE whole loans, with total amortized costs of $51.6 million, in payment default.

Loan Modifications

The Company is required to disclose modifications where it determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term or (v) any combination thereof.

During the year ended December 31, 2023, the Company entered into one CRE whole loan modification that requires disclosure pursuant to guidance adopted during the year ended December 31, 2023. Terms of the modification are as follows: (i) extended the maturity from December 2023 to December 2025, (ii) reduced its interest rate from BR+500 to BR+250, and (iii) modified its payment terms and will accrue to the lesser of net operating cash flow or BR+250. Any unpaid interest will be due at loan payoff. At December 31, 2023, this loan had an amortized cost of $44.9 million, which represented 2.4% of the total amortized cost of the portfolio.

During the year ended December 31, 2022, the Company entered into three agreements that extended one CRE whole loan for a borrower experiencing financial difficulty. At December 31, 2022, this loan had an amortized cost of $20.7 million, which represented 1.0% of the total amortized cost of the portfolio. At December 31, 2023, this loan was in payment default.

NOTE 8 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

At December 31, 2023, the Company held investments in six real estate properties, four of which are included in investments in real estate, and two of which are included in properties held for sale on the consolidated balance sheets.

In February 2023, the Company sold a hotel property in the Northeast region that was previously designated as a property held for sale. The hotel property sold for $15.1 million with selling costs of $845,000, resulting in a gain of $745,000.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

In June 2023, the Company received the deed-in-lieu of foreclosure on an office property in the East North Central region. The Company determined that the acquisition of the property should be accounted for as an asset acquisition, and the acquisition-date fair value of $20.9 million was determined using a third-party valuation. Additionally on the date of transfer, the Company acquired cash and receivables and assumed trade payables, resulting in a charge off of the loan against the Company's allowance for credit losses of $948,000. At December 31, 2023, the property was reported as property held for sale on the consolidated balance sheets.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

The following table summarizes the book value of the Company’s acquired assets and assumed liabilities (in thousands, except amounts in the footnotes):

	December 31, 2023			December 31, 2022
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$162,662	$(5,041)	$157,621	$123,219	$(2,251)	$120,968
Right of use assets (2)(3)	19,664	(478)	19,186	19,664	(205)	19,459
Intangible assets (4)	11,474	(3,592)	7,882	11,474	(2,594)	8,880
Subtotal	193,800	(9,111)	184,689	154,357	(5,050)	149,307

Investments in real estate from lending activities:
Properties held for sale (5)	62,605	—	62,605	53,769	—	53,769
Total	256,405	(9,111)	247,294	208,126	(5,050)	203,076

Liabilities assumed:
Investments in real estate, equity:
Mortgages payable	40,297	1,489	41,786	18,089	155	18,244
Other liabilities	247	(220)	27	247	(183)	64
Lease liabilities (3)(6)	43,538	—	43,538	43,260	(393)	42,867
Subtotal	84,082	1,269	85,351	61,596	(421)	61,175

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,025	—	3,025	3,025	—	3,025
Total	87,107	1,269	88,376	64,621	(421)	64,200

Total net investments in real estate and properties held for sale (8)	$169,298		$158,918	$143,505		$138,876

(1)
Includes $38.4 million, which is not depreciable, at both December 31, 2023 and 2022. Also includes $44.9 million and $9.9 million of construction in progress for the student housing construction project, which is also not depreciable until placed in service, at December 31, 2023 and 2022, respectively.
(2)
Primarily comprises a $19.2 million right of use asset, associated with an acquired ground lease of $43.2 million (see below) accounted for as an operating lease at December 31, 2023. At December 31, 2022, the value of the right of use asset was $19.0 million associated to the ground lease with a value of $42.4 million. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 9 for additional information on the Company’s remaining operating leases.
(4)
Primarily comprises a franchise intangible of $4.7 million and $5.3 million, a management contract intangible of $2.9 million and $3.1 million, and a customer list intangible of $223,000 and $427,000 at December 31, 2023 and 2022, respectively.
(5)
At December 31, 2022, properties held for sale includes two properties originally acquired in November 2020 and July 2022. At December 31, 2023, properties held for sale included the November 2020 acquisition, as well as the property acquired via deed-in-lieu of foreclosure in June 2023.
(6)
Primarily comprises a $43.2 million ground lease with a remaining term of 93 years. Lease expenses for the years ended December 31, 2023 and 2022 were $2.7 million and $1.1 million, respectively.
(7)
Comprises an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers to the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining. At December 31, 2023, 93 years remain in its term.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

For the years ended December 31, 2023 and 2022, the Company recorded lease payments of $1.7 million and $1.3 million, respectively, amortization related to the right of use asset of $203,000 and $153,000, respectively, and accretion related to its ground lease liability of $2.5 million and $341,000, respectively.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded amortization expense of $998,000, $2.1 million and $1.2 million, respectively, on its intangible assets. The Company expects to record amortization expense of $961,000, $793,000, $748,000, $748,000 and $748,000 during the 2024, 2025, 2026, 2027 and 2028 fiscal years, respectively, on its intangible assets.

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
•
Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (in thousands):

	December 31, 2023	December 31, 2022
Operating Leases:
Right of use assets	$693	$822
Lease liabilities	$(738)	$(828)

Weighted average remaining lease term:	5.8 years	6.7 years
Weighted average discount rate (1):	8.70%	8.71%
(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

The following table summarizes the Company’s operating lease costs and cash payments during the periods indicated (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Lease Cost:
Operating lease cost	$194	$68

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$151	$94

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2024	$157
2025	161
2026	165
2027	167
2028	171
Thereafter	132
Subtotal	953
Less: impact of discount	(215)
Total	$738

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities at December 31, 2023 and 2022 comprised a 100% interest in the common shares of RCT I and RCT II with a value of $1.5 million in the aggregate, or 3.0% of each trust. The Company records its investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method, recording dividend income when declared by RCT I and RCT II. During the years ended December 31, 2023, 2022 and 2021, the Company recorded dividends from its investments in RCT I’s and RCT II’s common shares, reported in other revenue on the consolidated statements of operations, of $145,000, $91,000, and $65,000, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

NOTE 11 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2023:
ACR 2021-FL1 Senior Notes	$643,040	$2,243	$640,797	6.98%	12.5 years	$770,460
ACR 2021-FL2 Senior Notes	567,000	3,227	563,773	7.28%	13.1 years	700,000
Senior secured financing facility	64,495	2,927	61,568	9.14%	4.1 years	157,722
CRE - term warehouse financing facilities (1)	170,861	2,273	168,588	7.96%	1.6 years	254,081
Mortgages payable	43,779	1,993	41,786	8.92%	11.3 years	83,739
5.75% Senior Unsecured Notes	150,000	1,860	148,140	5.75%	2.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	9.60%	12.7 years	—
Total	$1,690,723	$14,523	$1,676,200	7.28%	10.4 years	$1,966,002

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2022:
ACR 2021-FL1 Senior Notes	$675,223	$3,826	$671,397	5.81%	13.5 years	$802,643
ACR 2021-FL2 Senior Notes	567,000	4,841	562,159	6.13%	14.1 years	700,000
Senior secured financing facility	91,549	3,659	87,890	7.94%	5.0 years	196,837
CRE - term warehouse financing facilities (1)	330,849	2,561	328,288	6.85%	1.8 years	453,550
Mortgage payable	18,710	466	18,244	8.08%	2.3 years	25,400
5.75% Senior Unsecured Notes	150,000	2,493	147,507	5.75%	3.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.52%	13.7 years	—
Total	$1,884,879	$17,846	$1,867,033	6.29%	10.3 years	$2,178,430

(1)
Principal outstanding includes accrued interest payable of $539,000 and $894,000 at December 31, 2023 and 2022, respectively.

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at December 31, 2023 (in thousands):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through December 31, 2023
ACR 2021-FL1	May 2021	June 2036	May 2023	$32,183
ACR 2021-FL2	December 2021	January 2037	December 2023	$—

(1)
The reinvestment period is the period in which principal proceeds received may be used to acquire CRE loans for reinvestment into the securitization.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at both December 31, 2023 and 2022 were eliminated in consolidation.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

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

ACR 2021-FL1

In May 2021, the Company closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”), a $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1. ACR 2021-F1 included a reinvestment period, which ended in May 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds.

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

All of the notes issued mature in June 2036, although the Company has the right to call the notes beginning on the payment date in May 2023 and thereafter. During the year ended December 31, 2023, the Company did not exercise this right.

ACR 2021-FL2

In December 2021, the Company closed ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”), a CRE debt securitization transaction that can finance up to $700.0 million of CRE loans. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2. Additionally, ACR 2021-FL2 included a reinvestment period, which ended in December 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds.

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

All of the notes issued mature in January 2037, although the Company has the right to call the notes beginning on the payment date in December 2023 and thereafter. During the year ended December 31, 2023, the Company did not exercise this right.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2023 and 2022. The interest rates for RCT I and RCT II, at December 31, 2023, were 9.61% and 9.60%, respectively. The interest rates for RCT I and RCT II, at December 31, 2022, were 8.68% and 8.36%, respectively.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

The Indenture contains restrictive covenants that, among other things, require the Company to maintain certain financial ratios. The foregoing limitations are subject to exceptions as set forth in the Supplemental Indenture. At December 31, 2023, the Company was in compliance with these covenants. The Indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) non-payment of principal or interest, (ii) breach of certain covenants contained in the Indenture or the 5.75% Senior Unsecured Notes, (iii) an event of default or acceleration of certain other indebtedness of the Company or a subsidiary in which the Company has invested at least $75 million in capital within the applicable grace period and (iv) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), CTC or the holders of at least 25% in aggregate principal amount of the then outstanding 5.75% Senior Unsecured Notes may declare all of the notes to be due and payable.

12.00% Senior Unsecured Notes

In July 2020, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Oaktree Capital Management, L.P. (“Oaktree”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which the Company could issue to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of 12.00% Senior Unsecured Notes. The 12.00% Senior Unsecured Notes had an annual interest rate of 12.00%, payable up to 3.25% (at the election of the Company) as pay-in-kind interest and the remainder as cash interest. In July 2020, the Company issued $50.0 million aggregate principal amount of the 12.00% Senior Unsecured Notes.

In August 2021, the Company entered into an agreement with that provided for the redemption in full of the outstanding balance of the 12.00% Senior Unsecured Notes with payment to Oaktree and MassMutual for an aggregate $55.3 million, which consisted of (i) principal in the amount of $50.0 million, (ii) interest in the amount of $329,000 and (iii) a make-whole amount of $5.0 million. In connection with the redemption, the Company recorded a charge to earnings of $8.0 million, comprising an extinguishment of debt charge of $7.8 million in connection with (i) the $5.0 million net make-whole amount and (ii) the $2.8 million acceleration of the remaining market discount; and interest expense of $218,000 in connection with the acceleration of deferred debt issuance costs. The Company did not issue any additional notes under this agreement and it expired as of July 31, 2022.

Financing Arrangements

Borrowings under the Company’s financing arrangements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to these arrangements (dollars in thousands, except amounts in footnotes):

	December 31, 2023				December 31, 2022
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$61,568	$157,722	7	9.14%	$87,890	$196,837	8	7.94%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	74,694	125,044	4	7.82%	186,783	255,095	11	6.74%
Morgan Stanley Mortgage Capital Holdings LLC (4)	93,894	129,037	7	8.07%	141,505	198,455	10	7.00%

Mortgages Payable
ReadyCap Commercial, LLC (5)	19,365	25,400	1	9.16%	18,244	25,400	1	8.08%
Oceanview Life and Annuity Company (6)(7)	7,330	58,339	1	11.37%	—	—	—	—%
Florida Pace Funding Agency (6)(8)	15,091	—	—	7.26%	—	—	—	—%
Total	$271,942	$495,542			$434,422	$675,787

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

(1)
Includes $2.9 million and $3.7 million of deferred debt issuance costs at December 31, 2023 and 2022, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $1.6 million and $1.1 million of deferred debt issuance costs at December 31, 2023 and 2022, respectively.
(4)
Includes $647,000 and $1.4 million of deferred debt issuance costs at December 31, 2023 and 2022, respectively.
(5)
Includes $259,000 and $466,000 of deferred debt issuance costs at December 31, 2023 and 2022, respectively.
(6)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(7)
Includes $1.3 million of deferred debt issuance costs at December 31, 2023. There were no deferred debt issuance costs at December 31, 2022.
(8)
Includes $419,000 of deferred debt issuance costs at December 31, 2023. There were no deferred debt issuance costs at December 31, 2022.

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At December 31, 2023:
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$93,518	4.1 years	9.14%
CRE - Term Warehouse Financing Facilities (1)(2)
JPMorgan Chase Bank, N. A.	$49,570	2.6 years	7.82%
Morgan Stanley Mortgage Capital Holdings LLC	$35,471	0.8 years	8.07%
Mortgages Payable
ReadyCap Commercial, LLC (3)	$5,672	1.3 years	9.16%
Oceanview Life and Annuity Company (4)(5)	$34,180	1.1 years	11.37%
Florida Pace Funding Agency (4)(5)	—	29.6 years	7.26%

(1)
Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the financing agreement liabilities and accrued interest payable.
(2)
The Company is required to maintain a total minimum unencumbered liquidity balance of $15.0 million.
(3)
Equal to the total of the estimated fair value of real estate property investment financed, minus the total of the mortgage payable agreement liability and accrued interest payable.
(4)
Equal to the total of the estimated fair value of real estate property investment financed, minus the total of the construction loans agreement liabilities and accrued interest payable. Amount at risk related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(5)
Outstanding borrowings are collateralized by a student housing construction project.

The Company was in compliance with all financial covenants in each agreement at December 31, 2023.

Senior Secured Financing Facility

On July 31, 2020, an indirect, wholly owned subsidiary (“Holdings”), along with its direct wholly owned subsidiary (the “Borrower”), of the Company entered into a $250.0 million Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with MassMutual and the other lenders party thereto (the “Lenders”). The asset-based revolving loan facility (the “MassMutual Facility”) provided under the MassMutual Loan Agreement has been used to finance the Company’s core CRE lending business. The MassMutual Facility initially had an interest rate of 5.75% per annum payable monthly and matured on July 31, 2027. The Company paid a commitment fee as well as other reasonable closing costs. During the first two years, an unused commitment fee of 0.50% per annum (payable monthly) on unused commitments under the MassMutual Loan Agreement was payable for each day on which less than 75% of the total commitment was drawn.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

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

Pursuant to the Amended and Restated Loan and Servicing Agreement, the Borrower’s obligations under the MassMutual Loan Agreement are secured by the Borrower’s assets and Holdings’ equity interests in the Borrower, including all distributions, proceeds and profits from Holdings’ interests in the Borrower.

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

DECEMBER 31, 2023

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

In May 2020, the Company entered into an amendment to the JPMorgan Chase Guarantee that revised its minimum equity financial covenant as of February 29, 2020. In October 2020, the Company entered into an amendment to the JPMorgan Chase Guarantee that revised a covenant definition so that credit losses are determined in accordance with a risk rating-based methodology. In September and October 2021, the JPMorgan Chase Facility was amended twice, resulting in (i) the extension of the JPMorgan Chase Facility’s maturity date to October 2024, (ii) an update to the Company’s tangible net worth requirement and minimum liquidity covenant as set forth in the guarantee agreement and (iii) a modification of market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In November 2022, the JPMorgan Chase Facility was amended for the following: (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity, and (iii) minimum unencumbered liquidity requirement, each through September 2023. In July 2023, the JPMorgan Chase Facility was amended to extend the maturity date to July 2026, as well as to extend the amendments to (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity and (iii) minimum unencumbered liquidity requirement, each through December 2024.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a $250.0 million Master Repurchase and Securities Contract Agreement with Morgan Stanley, to be used to finance the Company’s commercial real estate lending business (the “Morgan Stanley Facility”). Each repurchase transaction will specify its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. In January 2022, the Morgan Stanley Facility was amended to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In November 2022, the Morgan Stanley Facility was amended for the following: (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity, and (iii) minimum unencumbered liquidity requirement, each through March 2024. In November 2023, this facility was amended to extend the amendments to (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity and (iii) minimum unencumbered liquidity requirement, each through the quarter ending December 2024. The Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and matures in November 2024. The Company also has the right to request a one-year extension.

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

Mortgages Payable

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

DECEMBER 31, 2023

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

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands, except amounts in footnotes):

	Total	2024	2025	2026	2027	2028 and Thereafter
At December 31, 2023:
CRE securitizations	$1,210,040	$—	$—	$—	$—	$1,210,040
Senior Secured Financing Facility	64,495	—	—	—	50,995	13,500
CRE - term warehouse financing facilities (1)	170,861	94,541	—	76,320	—	—
Mortgages payable	43,779	—	28,269	—	—	15,510
5.75% Senior Unsecured Notes	150,000	—	—	150,000	—	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,690,723	$94,541	$28,269	$226,320	$50,995	$1,290,598

(1)
Includes accrued interest payable in the balances of principal outstanding.

NOTE 12 - SHARE ISSUANCE AND REPURCHASES

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

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. Sales of the Series D Preferred Stock may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the years ended December 31, 2023 and 2022, the Company did not issue any Series D Preferred Stock through this agreement. During the year ended December 31, 2021, the Company received net proceeds of $194,000 from the issuance of 7,857 shares of Series D Preferred Stock governed by the agreement.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

At December 31, 2023, the Company had 4.8 million shares of Series C Preferred Stock and 4.6 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

In November 2021, the Board authorized and approved the continued use of its existing share repurchase program to repurchase an additional $20.0 million of the outstanding shares of the Company's common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. In November 2023, the Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock.

During the years ended December 31, 2023 and 2022, the Company repurchased $7.4 million and $9.1 million of its common stock, representing 899,085 and 848,978 shares, respectively. At December 31, 2023, $9.8 million of common and preferred stock remains available under this repurchase plan.

In connection with the Note and Warrant Purchase Agreement, the 12.00% Senior Unsecured Notes gave Oaktree and MassMutual warrants to purchase an aggregate of up to 1,166,653 shares of common stock at an exercise price of $0.03 per share, subject to certain potential adjustments. In July 2020, concurrently with the issuance of the 12.00% Senior Unsecured Notes, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are recorded in additional paid-in capital on the consolidated balance sheets at their fair value of $3.1 million at issuance. The warrants are immediately exercisable on issuance and expire seven years from the issuance date. The warrants can be exercised at with cash or as a net exercise. In July 2022, MassMutual exercised their warrants to purchase 74,666 shares. At December 31, 2023, the Oaktree warrants have not been exercised.

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

The Company recognized stock-based compensation expense of $2.6 million, $3.6 million and $1.7 million during the years ended December 31, 2023, 2022 and 2021, respectively, related to restricted stock.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock recorded in management fees on the consolidated statements of operations. During the year ended December 31, 2023, the Company incurred incentive compensation expense payable to the Manager of $895,000, of which 50% was payable in cash and 50% was payable in common stock. At December 31, 2023, $38,000 was included in Management fee payable - related party on the consolidated balance sheets. During the year ended December 31, 2022, the Company incurred incentive compensation expense payable to the Manager of $340,000, of which 50% was payable in cash and 50% was payable in common stock. No incentive compensation was paid to the Manager for the year ended December 31, 2021.

The Company issued 69,201 shares of common stock to the Manager during the year ended December 31, 2023, pertaining to the portions of the fourth quarter 2022, first quarter 2023, second quarter 2023 and third quarter 2023 incentive compensation that was payable in shares. In January 2024, the Company issued 1,911 shares of common stock to the Manager pertaining to the portion of the fourth quarter 2023 incentive compensation that was payable at December 31, 2023. Shares of common stock issued under the Management Agreement for incentive compensation vest immediately upon issuance.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

The following table summarizes the Company’s restricted common stock transactions under both the Plans and Management Agreement:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2023	524,999	58,334	583,333	$14.22
Issued	69,201	—	69,201	8.45
Vested	(219,199)	(16,660)	(235,859)	12.81
Unvested shares at December 31, 2023	375,001	41,674	416,675	$14.07

The unvested restricted common stock shares are expected to vest during the following years:

Shares
2024	166,658
2025	166,671
2026	83,346
Total	416,675

At December 31, 2023, total unrecognized compensation costs relating to unvested restricted stock was $1.9 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 2.0 years.
NOTE 14 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022	2021
Net income	$21,848	$10,426	$33,923
Net income allocated to preferred shares	(19,422)	(19,422)	(15,887)
Net loss allocable to non-controlling interest, net of taxes	542	197	—
Net income (loss) allocable to common shares	$2,968	$(8,799)	$18,036

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	8,024,295	8,380,490	9,269,607
Weighted average number of warrants outstanding (1)	391,995	431,271	466,661
Total weighted average number of common shares outstanding - basic	8,416,290	8,811,761	9,736,268
Effect of dilutive securities - unvested restricted stock	149,768	—	26,949
Weighted average number of common shares outstanding - diluted	8,566,058	8,811,761	9,763,217

Net income (loss) per common share - basic	$0.35	$(1.00)	$1.85
Net income (loss) per common share - diluted	$0.35	$(1.00)	$1.85
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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

The Company’s 2024 distributions are, and will be, determined by the Company’s Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the years ended December 31, 2023, 2022 and 2021, the Company did not pay any common share distributions.

The following table presents distributions declared (on a per share basis) for the years ended December 31, 2023, 2022 and 2021 with respect to the Company’s Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2023
December 31	January 30, 2024	$2,588	$0.5390625	January 30, 2024	$2,268	$0.4921875
September 30	October 30	2,587	0.5390625	October 30	2,268	0.4921875
June 30	July 31	2,588	0.5390625	July 31	2,268	0.4921875
March 31	May 1	2,587	0.5390625	May 1	2,268	0.4921875
2022
December 31	January 30, 2023	$2,587	$0.5390625	January 30, 2023	$2,268	$0.4921875
September 30	October 31	2,587	0.5390625	October 31	2,268	0.4921875
June 30	August 1	2,588	0.5390625	August 1	2,268	0.4921875
March 31	May 2	2,588	0.5390625	May 2	2,268	0.4921875
2021
December 31	January 31, 2022	$2,588	$0.5390625	January 31, 2022	$2,268	$0.4921875
September 30	November 1	2,588	0.5390625	November 1	2,264	0.4921875
June 30	July 30	2,588	0.5390625	July 30	1,736	0.3773440
March 31	April 30	2,588	0.5390625	N/A	N/A	N/A

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the year ended December 31, 2023 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Gain on Derivatives
Balance at January 1, 2023	$(6,394)
Amounts reclassified from accumulated other comprehensive loss (1)	1,593
Balance at December 31, 2023	$(4,801)

(1)
Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

NOTE 17 - RELATED PARTY TRANSACTIONS

Management Agreement

In March 2005, the Company entered into a Management Agreement, which was last amended on February 15, 2024, with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies and investment guidelines established by the Company’s Board. The Manager provides its services under the supervision and direction of the Company’s Board. The Manager is responsible for the selection, purchase and sale of the Company’s portfolio investments, its financing activities and providing investment advisory services. The Manager and its affiliates also provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Manager receives fees and is reimbursed for its expenses as follows:

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

DECEMBER 31, 2023

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

The Management Agreement’s current contract term ends on July 31, 2024 and the agreement provides for automatic one year renewals on such date and on each July 31 thereafter until terminated. The Company’s Board reviews the Manager’s performance annually. The Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of its common stock, based upon unsatisfactory performance that is materially detrimental to the Company or a determination by its independent directors that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. The Company’s Board must provide 180 days’ prior notice of any such termination. If the Company terminates the Management Agreement, the Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

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

DECEMBER 31, 2023

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the years ended December 31, 2023, 2022 and 2021, the Manager earned base management fees of $6.6 million, $6.7 million and $6.1 million, respectively. For the years ended December 31, 2023 and 2022, the Manager earned incentive management fees of $895,000 and $340,000, respectively, of which 50% was payable in cash and 50% was payable in common stock. At December 31, 2023 and 2022, $546,000 and $558,000, respectively, of base management fees were payable by the Company to the Manager. At December 31, 2023 and 2022, $38,000 and $340,000, respectively, of incentive management fees were payable by the Company to the Manager. No incentive compensation was earned or payable at year end for the year ended December 31, 2021.

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

For the years ended December 31, 2023, 2022 and 2021, the Company reimbursed the Manager $3.8 million, $5.1 million and $4.7 million, respectively, for all such compensation and costs. At December 31, 2023 and 2022, the Company had payables to the Manager pursuant to the Management Agreement totaling $686,000 and $179,000, respectively, related to such compensation and costs. The Company’s base management fee payable and expense reimbursements payable were recorded in management fee payable and accounts payable and other liabilities on the consolidated balance sheets, respectively.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

During the years ended December 31, 2023, 2022 and 2021, the Company recorded interest income of $339,000, $348,000 and $357,000, respectively, on the ACRES Loan in other income on the consolidated statements of operations. At December 31, 2023 and 2022, the ACRES Loan had a principal balance of $11.0 million and $11.3 million recorded in loan receivable - related party on the consolidated balance sheets. At December 31, 2023 and 2022, the ACRES loan had no interest receivable.

During the year ended December 31, 2022, the Company originated one CRE whole loan with a par value of $38.6 million that was refinanced from a loan originated by affiliates of the Manager. The Company did not originate any loans that were refinanced from loans originated by affiliates of the Manager during the years ended December 31, 2023 and 2021. During the year ended December 31, 2022, the Company acquired 100% equity in one property for $38.6 million, that previously served as collateral for a loan held by an affiliate of the Manager prior to the acquisition. During the year ended December 31, 2021, the Company acquired 100% equity in one property for $14.2 million, which previously served as collateral for a loan held by an affiliate of the Manager prior to the acquisition.

At December 31, 2023, the Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets.

During the year ended December 31, 2022, the Company co-originated and entered into joint funding agreements with ACRES Loan Origination, LLC, an affiliate of ACRES Capital Corp. and the Manager, on four loan originations, with total initial fundings of $97.2 million. During the year ended December 31, 2023, one loan, with a current par balance of $26.2 million, was sold.

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

During the years ended December 31, 2023, 2022 and 2021, ACRES Capital Servicing received no portfolio servicing fees. During the years ended December 31, 2023, 2022 and 2021, ACRES Capital Servicing earned $67,000, $74,000 and $14,000, respectively, in special servicing fees, of which $19,000, $51,000 and $14,000 were recorded as a reduction to interest income in the consolidated statements of operations.

Relationship with ACRES Commercial Mortgage, LLC. During the year ended December 31, 2023, subsequent to approval from its Board, the Company purchased a participation for $22.5 million in one CRE whole loan from ACRES Commercial Mortgage, LLC, an affiliate of ACRES Capital Corp and the Manager.

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

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. During the years ended December 31, 2023 and 2022, $464,000 and $22,000, respectively, in fees were earned by DevCo for services rendered under the Development Agreements. No fees were incurred or paid to DevCo for services rendered under the Development Agreements during the year ended December 31, 2021.

Relationship with ACRES Share Holdings, LLC. During the year ended December 31, 2023, the Company issued 69,201 shares to ACRES Share Holdings, LLC, a subsidiary of the Manager, in connection with the incentive compensation payable to the Manager under the Management Agreement. In January 2024, the Company issued 1,911 shares to ACRES Share Holdings, LLC in connection with incentive compensation payable to the Manager at December 31, 2023. The shares vested fully upon issuance pursuant to the Management Agreement.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

During the year ended December 31, 2022, ACRES Share Holdings, LLC was granted 299,999 shares under the Manager Plan. These shares will vest 25% for four years, on each anniversary of the issuance date. See Note 13 for additional details.

Relationship with Resource Real Estate Opportunity REIT

In July 2020, ACRES and the Company entered into agreements with Resource America pursuant to which Resource America provided office space and other office-related services as well as performed an internal audit program. In September 2020, the sublease was assigned from Resource America to Resource Real Estate Opportunity REIT and the internal audit engagement letter was assigned from Resource America to Resource NewCo LLC, a subsidiary of Resource Real Estate Opportunity REIT. A former non-employee director of the Company was an executive at, and a director of, Resource Real Estate Opportunity REIT. During the year ended December 31, 2021, the Company incurred $67,000 of expenses in connection with these agreements. These agreements were terminated as of March 31, 2021. Resource America and its subsidiaries ceased being related party as of June 2021.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at either December 31, 2023 or 2022.

The Company measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying value of the assets may be impaired. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or write-downs of an asset's value due to impairment.

In June 2023, the Company received the deed-in-lieu of foreclosure on a property that formerly collateralized a CRE whole loan and upon acquisition was immediately classified as a property held for sale on the Company's consolidated balance sheets (See Note 8). The property was appraised and determined to have a fair value of $20.9 million at the time of acquisition. Fair value was determined using a discounted cash flow valuation technique, with the significant unobservable inputs being an internal rate of return of 9.25% and a terminal cap rate of 7.50%. The valuation of this property held for sale fell under Level 3 of the fair value hierarchy as described in Note 2.

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

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. The Company’s floating-rate CRE loans had interest rates from 7.88% to 13.96% and 7.03% to 12.67% at December 31, 2023 and 2022, respectively.

CRE mezzanine loan. Historically, this was measured by discounting the expected remaining cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. The Company’s mezzanine loan was discounted at a rate of 10.00%. The Company's mezzanine loan had no carrying or fair value at December 31, 2023 or 2022.

Loan receivable- related party. This is estimated using a discounted cash flow model.

Senior notes in CRE securitizations, 5.75% Senior Unsecured Notes and junior subordinated notes. These are estimated using a discounted cash flow model with implied yields based on trades for similar securities.

Senior secured financing facility, warehouse financing facilities and mortgages payable. These are variable rate debt instruments indexed to either LIBOR or Term SOFR that reset periodically and, as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs. At December 31, 2023, all variable-rate debt instruments are indexed to SOFR.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

The fair values of the Company’s financial and non-financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands, except amount in footnotes):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2023:
Assets:
CRE whole loans	$1,828,336	$1,858,265	$—	$—	$1,858,265
Loan receivable - related party	10,975	8,598	—	—	8,598
Liabilities:
Senior notes in CRE securitizations	1,204,570	1,163,048	—	—	1,163,048
Senior secured financing facility	61,568	64,495	—	—	64,495
Warehouse financing facilities	168,588	170,861	—	—	170,861
Mortgages payable	41,786	43,779	—	—	43,779
5.75% Senior Unsecured Notes	148,140	138,795	—	—	138,795
Junior subordinated notes	51,548	38,406	—	—	38,406
At December 31, 2022:
Assets:
CRE whole loans	$2,038,787	$2,065,504	$—	$—	$2,065,504
Loan receivable - related party	11,275	9,672	—	—	9,672
Liabilities:
Senior notes in CRE securitizations	1,233,556	1,179,313	—	—	1,179,313
Senior secured financing facility	87,890	91,549	—	—	91,549
Warehouse financing facilities	328,288	330,848	—	—	330,848
Mortgage payable	18,244	18,710	—	—	18,710
5.75% Senior Unsecured Notes	147,507	138,435	—	—	138,435
Junior subordinated notes	51,548	35,821	—	—	35,821

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

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At December 31, 2023 and 2022, the Company had losses of $5.0 million and $6.6 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the years ended December 31, 2023, 2022 and 2021, the Company recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $1.7 million, $1.8 million and $1.9 million, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

At December 31, 2023 and 2022, the Company had an unrealized gain of $164,000 and $256,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During each of the three years ended December 31, 2023, 2022 and 2021, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $91,000, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following table presents the effect of the derivative instruments on the consolidated statements of operations during the years ended December 31, 2023, 2022 and 2021:

		Realized and Unrealized Loss (1)
	Consolidated Statements of Operations Location	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest rate swap contracts, hedging	Interest expense	$(1,593)	$(1,733)	$(1,851)

(1)
Negative values indicate a decrease to the associated consolidated statements of operations line items.

NOTE 20 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2023:
Warehouse financing facilities (2)	$168,588	$—	$168,588	$168,588	$—	$—
At December 31, 2022:
Warehouse financing facilities (2)	$328,288	$—	$328,288	$328,288	$—	$—

(1)
Amounts represent financial instruments pledged that are available to be offset against liability balances associated with term warehouse financing facilities, repurchase agreements and derivatives.
(2)
The combined fair value of securities and loans pledged against the Company’s various warehouse financing facilities and repurchase agreements was $254.1 million and $453.6 million at December 31, 2023 and 2022, respectively.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

NOTE 21 - INCOME TAXES

The following table details the components of income taxes at the Company’s TRSs (in thousands):

	Years Ended December 31,
	2023	2022	2021
Income tax expense:
Current:
Federal	$—	$—	$—
State	1	13	—
Total current	1	13	—
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total	$1	$13	$—

A reconciliation of the income tax expense based upon the statutory tax rate to the effective income tax rate was as follows for the Company’s TRSs for the years presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Income tax (benefit) expense:
Statutory tax	$(70)	$(178)	$(66)
State and local taxes, net of federal benefit	(42)	313	(59)
True-up of prior period tax expense	(6)	—	—
Valuation allowance	310	(64)	125
Discontinued operations adjustment	—	—	—
Other items	(191)	(58)	—
Total	$1	$13	$—

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

The components of deferred tax assets and liabilities were as follows for the Company’s TRSs (in thousands):

	December 31,
	2023	2022
Deferred tax assets related to:
Federal, state and local loss carryforwards	$13,924	$14,018
Amortization of intangibles	35	—
Capital loss carryforward	288	309
Equity investments	5,874	6,657
Interest expense limitation 163(j)	1,035	527
Total deferred tax assets	21,156	21,511
Valuation allowance	(21,102)	(21,171)
Total deferred tax assets, net of valuation allowance	$54	$340

Deferred tax liabilities related to:
Amortization of intangibles	$—	$(254)
Unrealized gains	(50)	(86)
Accrued expenses	(4)	—
Total deferred tax liabilities	$(54)	$(340)

Deferred tax assets, net	$—	$—

At December 31, 2023 and 2022, the Company had $60.2 million and $60.1 million, respectively, of gross federal and $1.6 million and $1.8 million, respectively, of gross state and local net operating loss ("NOL") carryforwards (a collective deferred tax asset of $13.9 million and $14.0 million, respectively) reported in other assets in the Company’s consolidated balance sheets. At December 31, 2023, $20.4 million of the NOL carryforwards have an indefinite carryforward period and $39.8 million of the NOL carryforwards begin to expire in 2044.

The Company also generated a gross capital loss carryforward of $1.0 million (tax effected expense of $288,000 at December 31, 2023) in 2021 and 2020. Due to changes in management’s focus regarding the non-core asset classes, the Company determined that it no longer expected to have sufficient forecasted taxable income to completely realize the tax benefits of the deferred tax assets at December 31, 2023 and 2022. Therefore, a full valuation allowance with a tax effected expense of $21.1 million and $21.2 million has been recorded against the deferred tax asset at December 31, 2023 and 2022, respectively. Management will continue to assess its estimate of the amount of deferred tax assets that the Company will be able to utilize.

The Company is subject to examination by the Internal Revenue Service for calendar years including and subsequent to 2020, and is subject to examination by state and local jurisdictions for calendar years including and subsequent to 2020.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

NOTE 22 - QUARTERLY RESULTS

The following is a presentation of the quarterly results of operations:

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2023:
Interest income	$45,329	$47,148	$48,208	$46,781
Interest expense	31,375	32,442	33,555	33,419
Net interest income	$13,954	$14,706	$14,653	$13,362
Net income	$2,293	$5,558	$7,567	$6,430
Net income allocated to preferred shares	(4,855)	(4,856)	(4,855)	(4,856)
Net loss allocated to non-controlling interest, net of taxes	146	115	158	123
Net (loss) income allocable to common shares	$(2,416)	$817	$2,870	$1,697
Net (loss) income per common share - basic	$(0.28)	$0.10	$0.34	$0.21
Net (loss) income per common share - diluted	$(0.28)	$0.10	$0.33	$0.20

	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Year ended December 31, 2022:
Interest income	$22,676	$27,019	$34,065	$42,514
Interest expense	14,907	15,745	22,939	28,733
Net interest income	$7,769	$11,274	$11,126	$13,781
Net income (loss)	$2,084	$5,522	$5,486	$(2,666)
Net income allocated to preferred shares	(4,855)	(4,856)	(4,855)	(4,856)
Net loss allocated to non-controlling interest, net of taxes	—	24	82	91
Net (loss) income allocable to common shares	$(2,771)	$690	$713	$(7,431)
Net (loss) income per common share - basic	$(0.30)	$0.08	$0.08	$(0.87)
Net (loss) income per common share - diluted	$(0.30)	$0.08	$0.08	$(0.87)

NOTE 23 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at December 31, 2023.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At December 31, 2023 and 2022, no such litigation demand was outstanding. Reserves for such potential litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.1 million and $1.2 million at December 31, 2023 and 2022, respectively. The reserves for mortgage repurchases and indemnifications are included in accounts payable and other liabilities on the consolidated balance sheets. At December 31, 2023, the Company has substantially completed disposing of PCM's business.

The Company did not have any general litigation reserve at December 31, 2023 or 2022.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2023

Other Contingencies

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both December 31, 2023 and 2022, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

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

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $109.4 million and $158.2 million in unfunded loan commitments at December 31, 2023 and 2022, respectively.

NOTE 24 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that, except for the subsequent events referred to in Note 7, Note 13 and Note 17, there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting is effective at December 31, 2023.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting at December 31, 2023. Their report, dated March 6, 2024, expressed an unqualified opinion on our internal control over financial reporting. This report is included in this Item 9A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ACRES Commercial Realty Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ACRES Commercial Realty Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 6, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

San Francisco, California

March 6, 2024

(Back to Index)

(Back to Index)

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

(Back to Index)

(Back to Index)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders, to be filed on or before April 29, 2024 (“2024 Proxy Statement”), which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2024 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2024 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2024 Proxy Statement, which is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our 2024 Proxy Statement, which is incorporated herein by this reference.

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

10.1 (d)	Third Amendment to Fourth Amended and Restated Management Agreement, dated February 15, 2024, by and among ACRES Commercial Realty Corp., ACRES Capital, LLC and ACRES Capital Corp.
10.2(a)	Second Amended and Restated Omnibus Equity Compensation Plan. (14)
10.2(b)	Amendment No. 1 to the Exantas Capital Corp. Second Amended and Restated Omnibus Equity Compensation Plan. (17)

(Back to Index)

(Back to Index)

10.2(c)	Third Amended and Restated Omnibus Equity Compensation Plan. (23)
10.2(d)	Form of Stock Award Agreement. (8)
10.2(e)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (8)
10.3	Form of Indemnification Agreement. (11)
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

Third Amendment to Loan and Servicing Agreement, dated as of August 16, 2021, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (33)

10.4(e)

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

Amended and Restated Loan and Servicing Agreement, dated as of December 22, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Plymouth Meeting Holdings, LLC, Exantas Phili Holdings, LLC, ACRES Real Estate TRS 9 LLC, Massachusetts Mutual Life Insurance Company and ACRES Capital Servicing (40)

10.4(j)	Guaranty, dated May 25, 2021 between Exantas Phili Holdings, LLC in favor of the Secured Parties. (36)
10.4(k)	Guaranty, dated May 25, 2021 between 65 E. Wacker Holdings, LLC in favor of the Secured Parties. (36)
10.4(l)	Guaranty, dated May 25, 2021 between Plymouth Meeting Holdings, LLC in favor of the Secured Parties. (36)
10.4(m)	Pledge and Guaranty Agreement, dated August 16, 2021 between ACRES Real Estate TRS 9 LLC in favor of the Secured Parties. (36)
10.4(n)	Guaranty, dated April 12, 2022 between Appleton Hotel Holdings, LLC and Appleton Hotel Leasing, LLC in favor of the Secured Parties. (36)
10.5(a)	Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (16)
10.5(b)	Agreement between the Company, OCM XAN Holdings PT, LLC and the Massachusetts Mutual Life Insurance Company, dated August 18, 2021. (29)
10.5(c)	Amendment No. 1 to Note and Warrant Purchase Agreement, dated January 31, 2022, between ACRES Commercial Realty Corp. and the Purchasers signatory thereto. (34)
10.6	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (16)
10.7(a)	Manager Incentive Plan. (23)
10.7(b)	Form of Stock Award Agreement Under the Manager Incentive Plan. (26)
10.8	Equity Distribution Agreement, dated October 4, 2021, by and among ACRES Commercial Realty Corp., ACRES Capital, LLC and JonesTrading Institutional Services LLC. (31)
10.9(a)	Building Loan Agreement, dated as of January 24, 2023 between Chapel Drive East, LLC and Oceanview Life and Annuity Company. (42)
10.9(b)	Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (39)
10.9(c)	Completion Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (39)
10.9(d)	Carry Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (39)
10.9(e)	Environmental Indemnity Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. in favor of Oceanview Life and Annuity Company. (39)

(Back to Index)

(Back to Index)

21.1	List of Subsidiaries of ACRES Commercial Realty Corp.
23.1	Consent of Grant Thornton LLP.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
97.1	Policy for the Recovery of Erroneously Awarded Compensation
99.1(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (13)
99.1(b)	First Amendment to Uncommitted Master Repurchase Agreement dated as of August 14, 2020 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (20)
99.1(c)	Amendment No. 2 to Master Repurchase Agreement, dated September 1, 2021 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (30)
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

99.2(c)	Guaranty made by ACRES Commercial Realty Corp., as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC, dated November 3, 2021. (33)
99.2(d)	Amendment No. 1 to Guaranty, dated November 18, 2022 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (41)
99.2(e)	Amendment No. 2 to Guaranty, dated November 3, 2023 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (44)
99.3	Federal Income Tax Consequences of our Qualification as a REIT.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File.

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(8)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(11)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.

(Back to Index)

(Back to Index)

(14)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(15)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 4, 2020.
(17)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(20)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(22)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(23)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.
(29)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2021.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2021.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2021.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2021.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2022.
(35)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(36)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
(37)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 27, 2022.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 30, 2022.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2023.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 22, 2022.
(41)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2022.
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2023.
(44)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

ITEM 16. FORM 10-K SUMMARY

None.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.

March 6, 2024	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Fentress	Chairman of the Board	March 6, 2024
ANDREW FENTRESS

/s/ Mark Fogel	President, Chief Executive Officer & Director	March 6, 2024
MARK FOGEL	(Principal Executive Officer)

/s/ Karen Edwards	Director	March 6, 2024
KAREN EDWARDS

/s/ William B. Hart	Director	March 6, 2024
WILLIAM B. HART

/s/ Gary Ickowicz	Director	March 6, 2024
GARY ICKOWICZ

/s/ Steven J. Kessler	Director	March 6, 2024
STEVEN J. KESSLER

/s/ Murray S. Levin	Director	March 6, 2024
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 6, 2024
P. SHERRILL NEFF

/s/ Dawanna Williams	Director	March 6, 2024
DAWANNA WILLIAMS

/s/ David J. Bryant	Director	March 6, 2024
DAVID J. BRYANT

/s/ Eldron C. Blackwell	Senior Vice President	March 6, 2024
ELDRON C. BLACKWELL	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Linda M. Kilpatrick	Vice President	March 6, 2024
LINDA M. KILPATRICK	Chief Accounting Officer and Controller
(Principal Accounting Officer)

(Back to Index)

(Back to Index)

SCHEDULE II

ACRES Commercial Realty Corp.

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charge to Expense	Loans Charged off/Recovered	Balance at End of Period
Allowance for credit losses:
Year Ended December 31, 2023	$18,803	$10,902	$(948)	$28,757
Year Ended December 31, 2022	$8,805	$12,295	$(2,297)	$18,803
Year Ended December 31, 2021	$34,310	$(21,262)	$(4,243)	$8,805

(Back to Index)

(Back to Index)

SCHEDULE III

ACRES Commercial Realty Corp.

Real Estate and Accumulated Depreciation

(in thousands)

		Initial Cost to Company			Gross Amount of Which Carried at Close of Period
	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition - Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Latest Statements of Comprehensive Income is Computed
Hotel property, Northeast region (held for sale) (1)(2)(3)(4)	$16,567	$—	$30,944	$5,437	$—	$36,381	$36,381	$(2,823)	2000	November 2020	34.8 years
Office property, Northeast region (4)	N/A	8,189	4,706	220	8,189	4,926	13,115	(630)	1999	October 2021	38.6 years
Unimproved land, Northeast region	N/A	14,203	—	1,915	14,203	1,883	16,086	—	N/A	November 2021	N/A
Student housing property, Southeast region (4)	43,779	15,976	19,114	42,922	15,976	62,036	78,012	(964)	2003	April 2022	38.4 years
Hotel property, East North Central region (3)(4)	16,921	—	51,353	4,096	—	55,449	55,449	(3,448)	1982	April 2022	36.4 years
Office property, East North Central region (held for sale) (1)(2)	N/A	—	20,900	—	—	20,900	20,900	—	1896	June 2023	N/A
Total	$77,267	$38,368	$127,017	$54,590	$38,368	$181,575	$219,943	$(7,865)

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

(Back to Index)

(Back to Index)

SCHEDULE III

ACRES Commercial Realty Corp.

Real Estate and Accumulated Depreciation - (Continued)

(in thousands)

The following table rolls forward our gross investments in real estate and the related accumulated depreciation:

	Years Ended December 31,
	2023	2022	2021
Investments in Real Estate:
Balance at beginning of period	$158,760	$75,989	$30,944
Additions during period:
Acquisitions through deed-in-lieu of foreclosure	20,900	13,442	17,889
Other acquisitions	—	86,444	27,065
Improvements, etc.	53,761	731	134
Deductions during period:
Other	(13,478)	(17,846)	(43)
Balance at close of period	$219,943	$158,760	$75,989

Accumulated Depreciation:
Balance at beginning of period	$(3,464)	$(1,204)	$(112)
Additions during period:
Depreciation expense	(4,401)	(2,260)	(1,092)
Balance at close of period	$(7,865)	$(3,464)	$(1,204)

(Back to Index)

(Back to Index)

SCHEDULE IV

ACRES Commercial Realty Corp.

Mortgage Loans on Real Estate

At December 31, 2023

(in thousands, except amounts in footnotes)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates (1)	Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens	Face Amount of Loans	Net Carrying Amount of Loans(4)	Principal Amount of Loans Subject to Delinquent Principal or Interest
CRE whole loans:
CRE whole loans in excess of 3% of the carrying amount of total loans
Borrower A	Multifamily/Rock Hill, SC	1M BR + 3.41% FLOOR 0.10%	2025	I/O	—	$70,256	$70,021	$—
CRE whole loans less than 3% of the carrying amount of total loans
CRE whole loan (5)	Multifamily/ Diversified	1M BR + 2.86% - 4.36% FLOOR 0.05% - 4.00%	2024-2027	I/O & P/I	—	1,406,600	1,402,059	—
CRE whole loan (5)(6)	Office/ Diversified	1M BR + 2.50% - 5.75% FLOOR 0.10% - 2.40%	2024-2026	I/O & P/I	—	252,892	252,093	33,127
CRE whole loan	Hotel/ Diversified	1M BR + 6.25% - 8.61% FLOOR 0.05% - 3.02%	2024	I/O	—	71,493	71,408	—
CRE whole loan	Self-Storage/ Diversified	1M BR + 3.96% - 5.50% FLOOR 0.10% - 4.50%	2024-2026	I/O	—	48,999	48,787	—
CRE whole loan (6)	Retail/ Diversified	1M BR + 4.76% FLOOR 2.05%		I/O	—	8,025	8,025	8,025
Total CRE whole loans						1,858,265	1,852,393	41,152

Mezzanine loans:
Mezzanine loans less than 3% of the carrying amount of total loans
Mezzanine loans (7)(8)	Various/Diversified	10.00%	2028			42,772	4,700	42,772
Total mezzanine loans						42,772	4,700	42,772
Total loans						1,901,037	1,857,093	83,924
Allowance for credit losses							(28,757)
Total loans, net							$1,828,336

(1)
The benchmark rate, “BR” comprises the Term Secured Overnight Financing Rate (“SOFR”), which is used as a benchmark on our CRE whole loans.
(2)
Maturity dates exclude extension options that may be available to borrower.
(3)
I/O = interest only, P/I = principal and interest.
(4)
The net carrying amount of loans includes an individually determined allowance for credit losses of $4.7 million and a general allowance for credit losses of $24.1 million at December 31, 2023.
(5)
Includes three office loans and two multifamily loans with total par of $92.2 million that are amortizing loans.
(6)
Maturity dates exclude two office loans and one retail loan in maturity default at December 31, 2023.
(7)
Includes one mezzanine loan with a par of $4.7 million that had an individually determined reserve of $4.7 million.
(8)
Includes one mezzanine loan with a par of $38.1 million and a carrying value of zero in default at December 31, 2023.

(Back to Index)

(Back to Index)

SCHEDULE IV

ACRES Commercial Realty Corp.

Mortgage Loans on Real Estate - (Continued)

At December 31, 2023

(in thousands)

The following table reconciles our CRE loans carrying amounts for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$2,038,787	$1,873,746	$1,507,682
Additions during the period:
New loans originated or acquired	62,968	523,259	1,367,157
Funding of existing loan commitments	45,749	66,296	29,855
Amortization of loan origination and extension fees and loan origination costs, net	7,539	8,189	8,337
(Provision for) reversal of credit losses, net	(10,902)	(12,295)	21,262
Loans charged-off	948	2,297	4,243
Capitalized interest and loan acquisition costs	—	—	228

Deductions during the period:
Payoff, paydown and sale of loans	(293,158)	(399,550)	(1,028,916)
Deed in lieu of foreclosure	(22,797)	(14,000)	(19,900)
Capitalized origination and extension fees	(798)	(6,858)	(16,202)
Loss on discounted payoff	—	(2,297)	—
Balance at end of year	$1,828,336	$2,038,787	$1,873,746

(Back to Index)