Form 10-Q
period 2024-03-31
ACRES Commercial Realty Corp.
filed 2024-05-08
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of outstanding shares of the registrant’s common stock on May 7, 2024 was 7,958,714 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1. FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$84,600	$83,449
Restricted cash	4,035	8,437
Accrued interest receivable	11,889	11,783
CRE loans	1,774,883	1,857,093
Less: allowance for credit losses	(33,653)	(28,757)
CRE loans, net	1,741,230	1,828,336
Loan receivable - related party	10,925	10,975
Investments in unconsolidated entities	21,671	1,548
Properties held for sale	62,986	62,605
Investments in real estate	171,284	157,621
Right of use assets	19,799	19,879
Intangible assets	7,638	7,882
Other assets	3,795	3,590
Total assets	$2,139,852	$2,196,105
LIABILITIES (2)
Accounts payable and other liabilities	$13,873	$13,963
Management fee payable - related party	541	584
Accrued interest payable	5,990	8,459
Borrowings	1,625,499	1,676,200
Lease liabilities	44,439	44,276
Distributions payable	3,229	3,262
Accrued tax liability	43	121
Liabilities held for sale	3,073	3,025
Total liabilities	1,696,687	1,749,890
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,507,857 and 4,607,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 7,685,300 and 7,878,216 shares issued and outstanding (including 416,675 and 416,675 unvested restricted shares)	8	8
Additional paid-in capital	1,165,999	1,169,970
Accumulated other comprehensive loss	(4,404)	(4,801)
Distributions in excess of earnings	(728,835)	(729,391)
Total stockholders’ equity	432,778	435,796
Non-controlling interests	10,387	10,419
Total equity	443,165	446,215
TOTAL LIABILITIES AND EQUITY	$2,139,852	$2,196,105

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
(1) Assets of consolidated variable interest entities (“VIEs”) included in total assets above:
Restricted cash	$190	$220
Accrued interest receivable	9,340	9,188
CRE loans, pledged as collateral (3)	1,409,013	1,466,463
Other assets	56	71
Total assets of consolidated VIEs	$1,418,599	$1,475,942
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$142	$143
Accrued interest payable	3,634	3,828
Borrowings	1,146,812	1,204,569
Total liabilities of consolidated VIEs	$1,150,588	$1,208,540

(3)
Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
REVENUES
Interest income:
CRE loans	$41,866	$44,470
Other	745	859
Total interest income	42,611	45,329
Interest expense	31,251	31,375
Net interest income	11,360	13,954
Real estate income	7,371	7,071
Other revenue	37	33
Total revenues	18,768	21,058
OPERATING EXPENSES
General and administrative	3,255	2,979
Real estate expenses	9,531	8,860
Management fees - related party	1,627	1,773
Equity compensation - related party	477	894
Corporate depreciation and amortization	8	23
Provision for credit losses, net	4,896	5,096
Total operating expenses	19,794	19,625
	(1,026)	1,433
OTHER INCOME (EXPENSE)
Gain on conversion of real estate	5,835	—
Gain on sale of real estate	—	745
Other income	115	110
Total other income	5,950	855
INCOME BEFORE TAXES	4,924	2,288
Income tax benefit	—	5
NET INCOME	4,924	2,293
Net income allocated to preferred shares	(4,822)	(4,855)
Carrying value in excess of consideration paid for preferred shares	242	—
Net loss allocable to non-controlling interest, net of taxes	212	146
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$556	$(2,416)
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.07	$(0.28)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.07	$(0.28)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	7,754,130	8,500,413
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	8,033,813	8,500,413

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net income	$4,924	$2,293
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in net income	397	393
Total other comprehensive income	397	393
Comprehensive income before allocation to preferred shares	5,321	2,686
Net loss allocated to non-controlling interests shares	212	146
Carrying value in excess of consideration paid for preferred shares	242	—
Net income allocated to preferred shares	(4,822)	(4,855)
Comprehensive income (loss) allocable to common shares	$953	$(2,023)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share and per share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2023	7,878,216	$8	$5	$5	$1,169,970	$(4,801)	$(729,391)	$435,796	$10,419	$446,215
Purchase and retirement of common stock	(194,827)	—	—	—	(2,068)	—	—	(2,068)	—	(2,068)
Stock-based compensation	1,911	—	—	—	19	—	—	19	—	19
Amortization of stock-based compensation	—	—	—	—	477	—	—	477	—	477
Preferred stock redemption	—	—	—	—	(2,399)	—	242	(2,157)	—	(2,157)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	180	180
Net income	—	—	—	—	—	—	5,136	5,136	(212)	4,924
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,822)	(4,822)	—	(4,822)
Amortization of terminated derivatives	—	—	—	—	—	397	—	397	—	397
Balance, March 31, 2024	7,685,300	$8	$5	$5	$1,165,999	$(4,404)	$(728,835)	$432,778	$10,387	$443,165

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

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,924	$2,293
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, net	4,896	5,096
Depreciation, amortization and accretion	1,563	1,371
Amortization of stock-based compensation	477	894
Gain on conversion of real estate	(5,835)	—
Gain on sale of real estate	—	(745)
Changes in operating assets and liabilities	(2,690)	198
Net cash provided by operating activities	3,335	9,107
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchase of loans	(11,406)	(29,559)
Principal payments received on loans	80,770	94,064
Investments in real estate	(14,543)	(8,918)
Proceeds from sale of real estate	—	14,309
Principal payments received on loan - related party	50	75
Net cash provided by investing activities	54,871	69,971
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,068)	(756)
Repurchase of preferred stock	(2,157)	—
Proceeds from borrowings:
Warehouse financing facilities and repurchase agreements	19,260	12,095
Mortgages payable	9,130	—
Payments on borrowings:
Securitizations	(58,556)	—
Senior secured financing facility	—	(38,213)
Warehouse financing facilities and repurchase agreements	(22,391)	(29,450)
Payment of debt issuance costs	—	(3,787)
Proceeds received from non-controlling interests	180	2,332
Distributions paid on preferred stock	(4,855)	(4,855)
Net cash used in financing activities	(61,457)	(62,634)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,251)	16,444
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	91,886	104,810
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$88,635	$121,254

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2024 and December 31, 2023, $82.0 million and $81.1 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure. The Company has not experienced, and does not expect, any losses on its cash and cash equivalents.

Restricted cash includes required account balance minimums primarily for the Company’s CRE debt securitizations as well as cash held in the syndicated corporate loan collateralized debt obligations (“CDOs”).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$84,600	$87,314
Restricted cash	4,035	33,940
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$88,635	$121,254

Investments in Real Estate

The Company depreciates investments in real estate and amortizes related intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	8 to 35 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures and equipment	3 to 12 years
Right of use assets	7 to 94 years
Intangible assets	90 days to 18 years
Lease liabilities	7 to 94 years

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $21.1 million) at March 31, 2024, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

Recent Accounting Standards

Accounting Standards to be Adopted in Future Periods

In November 2023, the Financial Accounting Standards Board ("FASB") issued guidance to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company is in the process of evaluating the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

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

MARCH 31, 2024

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of two VIEs at both March 31, 2024 and December 31, 2023 (collectively, the “Consolidated VIEs”).

The Consolidated VIEs are CRE securitizations that were formed on behalf of the Company to invest in CRE whole loans that were financed by the issuance of debt securities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the three months ended March 31, 2024 and 2023, the Company did not provide any financial support to any of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to any of its Consolidated VIEs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

The following table shows the classification and carrying values of assets and liabilities of the Company’s Consolidated VIEs at March 31, 2024 (in thousands):

ASSETS
Restricted cash	$190
Accrued interest receivable	9,340
CRE loans, pledged as collateral (1)	1,409,013
Other assets	56
Total assets (2)	$1,418,599

LIABILITIES
Accounts payable and other liabilities	$142
Accrued interest payable	3,634
Borrowings	1,146,812
Total liabilities	$1,150,588

(1)
Excludes allowance for credit losses.
(2)
Assets of each of the Consolidated VIEs may only be used to settle the obligations of each respective VIE.

In April 2022, the Company contributed an initial investment of $13.0 million for a 72.1% interest in Charles Street-ACRES FSU Student Venture, LLC (the “FSU Student Venture”). The FSU Student Venture, a joint venture between the Company and two unrelated third parties, was formed for the purpose of developing a student housing project. The FSU Student Venture was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members all have the following characteristics: (1) the power to direct activities (2) the obligation to absorb losses and (3) the right to receive residual returns. However, the Company consolidated the FSU Student Venture due to its 72.1% interest that provides the Company with control over all major decisions of the joint venture. The portion of the joint venture that the Company does not own is presented as non-controlling interest at and for the periods presented in the Company’s consolidated financial statements.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at March 31, 2024. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of each of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at March 31, 2024. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

65 E. Wacker Joint Venture, LLC

In March 2024, the Company contributed its interest in an East North Central office property to form a joint venture (the “Venture”) with an unrelated third-party (“Managing Member”) for the purpose of converting the office property to multifamily units. At the date of contribution, the office property had a fair value of $20.3 million. The Managing Member is responsible for the day-to-day operations of the Venture, but the Company and the Managing Member must each approve all major decisions related to the operations, financing or disposition of the Venture before any major decision can be taken. The Company accounts for its investment in the Venture as an equity method investment within investments in unconsolidated entities in its consolidated financial statements.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at March 31, 2024 (in thousands):

	Unsecured Junior Subordinated Debentures	65 E Wacker Joint Venture, LLC	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$31	$—	$31	$—
Investments in unconsolidated entities	1,548	20,123	21,671	$21,671
Total assets	1,579	20,123	21,702

LIABILITIES
Accrued interest payable	416	—	416	N/A
Borrowings	51,548	—	51,548	N/A
Total liabilities	51,964	—	51,964
Net (liability) asset	$(50,385)	$20,123	$(30,262)

At March 31, 2024, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Supplemental cash flows:
Interest expense paid in cash	$32,045	$32,028
Income taxes paid in cash	83	101
Non-cash investing activities include the following:
Transfer of whole loan to investment in real estate	$20,123	$—
Transfer of investment in real estate to investment in unconsolidated entities	(20,123)	—
Non-cash financing activities include the following:
Incentive compensation paid in common stock	$19	$170
Distributions on preferred stock accrued but not paid	3,229	3,262
Capitalized interest	643	—

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s CRE loans held for investment by asset type (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At March 31, 2024:
Whole loans (5)(6)	65	$1,774,901	$(4,718)	$1,770,183	$(28,953)	$1,741,230	1M BR plus 2.50% to 1M BR plus 8.61%	April 2024 to January 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,779,601	$(4,718)	$1,774,883	$(33,653)	$1,741,230

At December 31, 2023:
Whole loans (5)(6)	69	$1,858,265	$(5,872)	$1,852,393	$(24,057)	$1,828,336	1M BR plus 2.50% to 1M BR plus 8.61%	January 2024 to January 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,862,965	$(5,872)	$1,857,093	$(28,757)	$1,828,336

(1)
Amounts include unamortized loan origination fees of $4.2 million and $5.8 million and deferred amendment fees of $509,000 and $110,000 at March 31, 2024 and December 31, 2023, respectively.
(2)
Benchmark rates ("BR") comprise one-month Term Secured Overnight Financing Rate (“SOFR”). Weighted-average one-month benchmark rates were 5.36% and 5.39% at March 31, 2024 and December 31, 2023, respectively. Additionally, weighted-average benchmark rate floors were 0.74% and 0.70% at March 31, 2024 and December 31, 2023, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude two and three whole loans, with amortized costs of $27.2 million and $41.2 million, in maturity default at March 31, 2024 and December 31, 2023, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at March 31, 2024 and December 31, 2023.
(6)
CRE whole loans had $97.4 million and $109.4 million in unfunded loan commitments at March 31, 2024 and December 31, 2023, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

The following is a summary of the Company’s CRE loans held for investment by property type and geographic location (dollars in thousands):

	March 31, 2024		December 31, 2023
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Multifamily	$1,379,326	79.1%	$1,453,681	79.6%
Office (1)(2)	234,612	13.5%	247,410	13.5%
Hotel	70,792	4.1%	70,857	3.9%
Self-Storage	48,475	2.8%	48,363	2.6%
Retail (3)	8,025	0.5%	8,025	0.4%
Total	$1,741,230	100%	$1,828,336	100%

(1)
Includes one and two whole loans in maturity default with carrying values of $19.1 million and $33.1 million at March 31, 2024 and December 31, 2023, respectively.
(2)
Includes one mezzanine loan with a par value of $4.7 million that is fully reserved at both March 31, 2024 and December 31, 2023.
(3)
Comprises one whole loan in maturity default at both March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Southwest (1)	$465,348	26.7%	$484,902	26.6%
Southeast	367,216	21.1%	401,624	22.0%
Mountain	275,983	15.8%	275,120	15.0%
Mid Atlantic	236,262	13.6%	236,104	12.9%
Pacific	167,904	9.6%	169,789	9.3%
Northeast (2)	142,797	8.2%	161,172	8.8%
East North Central (3)	46,312	2.7%	60,401	3.3%
West North Central	39,408	2.3%	39,224	2.1%
Total	$1,741,230	100%	$1,828,336	100%

(1)
Includes one whole loan in maturity default with a carrying value of $19.1 million at both March 31, 2024 and December 31, 2023.
(2)
Includes one whole loan in maturity default with a carrying values of $8.0 million at both March 31, 2024 and December 31, 2023. Also includes one mezzanine loan with a par value of $4.7 million that is fully reserved at both March 31, 2024 and December 31, 2023.
(3)
Includes one whole loan in maturity default with a carrying value of $14.0 million at December 31, 2023.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2024	2025	2026 and Thereafter	Total
At March 31, 2024:
Whole loans (1)	$762,750	$813,334	$166,946	$1,743,030
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$762,750	$813,334	$171,646	$1,747,730

Description	2024	2025	2026 and Thereafter	Total
At December 31, 2023:
Whole loans (1)	$916,985	$814,772	$79,484	$1,811,241
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$916,985	$814,772	$84,184	$1,815,941

(1)
Maturity dates exclude two and three whole loans, with amortized costs of $27.2 million and $41.2 million, in maturity default at March 31, 2024 and December 31, 2023, respectively.
(2)
At March 31, 2024, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $33.3 million, $101.6 million and $1.6 billion in 2024, 2025 and 2026 and thereafter, respectively. At December 31, 2023, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $80.4 million, $101.7 million and $1.6 billion in 2024, 2025 and 2026 and thereafter, respectively.

At March 31, 2024 and December 31, 2023, no single loan or investment represented more than 10% of the Company’s total assets, and no single investment group generated over 10% of the Company’s revenue.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the three months ended March 31, 2024 and the year ended December 31, 2023 (in thousands):

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Allowance for credit losses at beginning of period	$28,757	$18,803
Provision for credit losses	4,896	10,902
Charge offs	—	(948)
Allowance for credit losses at end of period	$33,653	$28,757

During the three months ended March 31, 2024, the Company recorded a provision for expected credit losses of $4.9 million, primarily driven by worsening macroeconomic factors due to higher interest rates lasting longer than expected, compounded by an increase in modeled credit risk from the expected worsening of property-level performance.

At March 31, 2024 and December 31, 2023, the Company individually evaluated the following loans for impairment:

•
One office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both March 31, 2024 and December 31, 2023. The Company fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at March 31, 2024. The loan entered payment default in February 2023 and has been placed on nonaccrual status.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

•
One retail loan in the Northeast region, with a principal balance of $8.0 million at both March 31, 2024 and December 31, 2023, for which foreclosure was determined to be probable. The loan was modified in February 2021 to extend its maturity to December 2021. In December 2021, this loan entered payment default and was placed on nonaccrual status. The borrower filed for bankruptcy in 2023 and the property was sold to a third-party bidder at auction in February 2024. The sale closed subsequent to March 31, 2024, at a purchase price of $8.3 million. Both the sale price and the as-is appraised value were in excess of its principal, and, as such, the loan had no allowance for CECL at both March 31, 2024 and December 31, 2023.
•
One office loan in the Southwest region, with a principal balance of $19.1 million at both March 31, 2024 and December 31, 2023, for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022 and was modified three times to extend its maturity to June 2022. The loan has since entered into payment default and has been placed on nonaccrual status. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and May 2024, the Company agreed to temporarily defer its right to foreclose on the property until August 2024. Additionally, at both March 31, 2024 and December 31, 2023, this loan had an as-is appraised value in excess of its principal, and, as such, had no CECL allowance. Subsequent to March 31, 2024, the loan was paid down by $4.7 million from a combination of excess operating cash flow and principal payments received in accordance with the executed forbearance agreements.

Also, at December 31, 2023, the Company had individually evaluated one additional loan:

•
One office loan in the East North Central region with a principal balance of $14.0 million at December 31, 2023. During the year ended December 31, 2023, the loan entered into payment default and was placed on nonaccrual status. The loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no allowance for CECL at December 31, 2023. In March 2024, the Company accepted the deed-in-lieu of foreclosure in full satisfaction of the loan and recognized a $5.8 million gain upon conversion based on the property's fair value of $20.3 million. Upon receipt, the property was immediately contributed to a joint venture, and the Company's investment in that joint venture is included in investments in unconsolidated entities on the consolidated balance sheet (see Note 3).

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

MARCH 31, 2024

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At March 31, 2024:
Whole loans, floating-rate	$74,551	$857,411	540,835	$270,234	$27,152	$1,770,183
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$74,551	$857,411	$540,835	$270,234	$31,852	$1,774,883

At December 31, 2023:
Whole loans, floating-rate	$—	$973,424	$581,032	$256,785	$41,152	$1,852,393
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$973,424	$581,032	$256,785	$45,852	$1,857,093

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $11.8 million at March 31, 2024 and December 31, 2023, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2024	2023	2022	2021	2020	Prior	Total (1)
At March 31, 2024:
Whole loans, floating-rate: (2)
Rating 1	$—	$—	$—	$74,551	$—	$—	$74,551
Rating 2	—	47,756	189,986	546,471	56,671	16,527	857,411
Rating 3	—	15,771	197,128	316,817	—	11,119	540,835
Rating 4	—	—	83,985	135,735	—	50,514	270,234
Rating 5	—	—	—	—	—	27,152	27,152
Total whole loans, floating-rate	—	63,527	471,099	1,073,574	56,671	105,312	1,770,183
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$—	$63,527	$471,099	$1,073,574	$56,671	$110,012	$1,774,883

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2023	2022	2021	2020	2019	Prior	Total (1)
At December 31, 2023:
Whole loans, floating-rate: (2)
Rating 2	$63,634	$212,175	$636,487	$22,556	$38,572	$—	$973,424
Rating 3	—	168,791	364,369	34,232	—	13,640	581,032
Rating 4	—	82,918	123,333	—	5,645	44,889	256,785
Rating 5	—	14,000	—	—	19,127	8,025	41,152
Total whole loans, floating-rate	63,634	477,884	1,124,189	56,788	63,344	66,554	1,852,393
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$63,634	$477,884	$1,124,189	$56,788	$63,344	$71,254	$1,857,093

Current Period Gross Write-Offs	$—	$—	$—	$—	$(948)	$—	$(948)

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $11.8 million at March 31, 2024 and December 31, 2023, respectively.
(2)
Acquired CRE whole loans are grouped within each loan’s year of origination.

The Company has one additional mezzanine loan that was included in other assets held for sale, and such loan had no carrying value at both March 31, 2024 and December 31, 2023.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis at the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current	Total Loans Receivable (2)	Total Loans > 90 Days and Accruing
At March 31, 2024:
Whole loans, floating-rate	$—	$—	$27,152	$27,152	$1,743,031	$1,770,183	$19,127
Mezzanine loan (3)	—	—	4,700	4,700	—	4,700	—
Total	$—	$—	$31,852	$31,852	$1,743,031	$1,774,883	$19,127

At December 31, 2023:
Whole loans, floating-rate	$—	$—	$41,152	$41,152	$1,811,241	$1,852,393	$19,127
Mezzanine loan (3)	—	—	4,700	4,700	—	4,700	—
Total	$—	$—	$45,852	$45,852	$1,811,241	$1,857,093	$19,127

(1)
During the three months ended March 31, 2024 and 2023, the Company recognized interest income of $665,000 and $917,000, respectively, on one CRE whole loan with a principal payment past due greater than 90 days at March 31, 2024.
(2)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $11.8 million at March 31, 2024 and December 31, 2023, respectively.
(3)
Fully reserved at both March 31, 2024 and December 31, 2023.

At March 31, 2024 and December 31, 2023, the Company had two and three CRE whole loans, with total amortized costs of $27.2 million and $41.2 million, respectively, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

Loan Modifications

The Company is required to disclose modifications where it determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the three months ended March 31, 2024, the Company entered into the following two loan modifications that required disclosure:

•
A multifamily loan with an amortized cost of $52.8 million, representing 3.0% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current interest rate from BR + 3.70% to BR + 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $44.1 million, representing 2.5% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from BR + 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.

During the three months ended March 31, 2023, the Company did not enter into any loan modifications for borrowers that were experiencing financial difficulty.
NOTE 7 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

At March 31, 2024, the Company held investments in six real estate properties, four of which are included in investments in real estate, and two of which are included in properties held for sale on the consolidated balance sheets.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

The following table summarizes the book value of the Company’s acquired assets and assumed liabilities (in thousands, except amounts in the footnotes):

	March 31, 2024			December 31, 2023
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$177,032	$(5,748)	$171,284	$162,662	$(5,041)	$157,621
Right of use assets (2)(3)	19,664	(545)	19,119	19,664	(478)	19,186
Intangible assets (4)	11,474	(3,836)	7,638	11,474	(3,592)	7,882
Subtotal	208,170	(10,129)	198,041	193,800	(9,111)	184,689

Investments in real estate from lending activities:
Properties held for sale (5)	62,986	—	62,986	62,605	—	62,605
Total	271,156	(10,129)	261,027	256,405	(9,111)	247,294

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	49,427	1,848	51,275	40,297	1,489	41,786
Other liabilities	247	(229)	18	247	(220)	27
Lease liabilities (3)(6)	43,712	—	43,712	43,538	—	43,538
Subtotal	93,386	1,619	95,005	84,082	1,269	85,351

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,073	—	3,073	3,025	—	3,025
Total	96,459	1,619	98,078	87,107	1,269	88,376

Total net investments in real estate and properties held for sale (8)	$174,697		$162,949	$169,298		$158,918

(1)
Includes $38.4 million of land, which is not depreciable, at both March 31, 2024 and December 31, 2023. Also includes $59.1 million and $44.9 million of construction in progress, which is also not depreciable until placed in service, at March 31, 2024 and December 31, 2023, respectively.
(2)
Primarily comprised a $18.8 million and $19.2 million right of use asset, at March 31, 2024 and December 31, 2023, respectively, associated with the ground lease disclosed at footnote (6) below as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)
Primarily comprised a franchise intangible of $4.5 million and $4.7 million, a management contract intangible of $2.9 million and a customer list intangible of $179,000 and $223,000, at March 31, 2024 and December 31, 2023, respectively.
(5)
At March 31, 2024 and December 31, 2023, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, as well as an office property acquired via deed-in-lieu of foreclosure in June 2023.
(6)
Primarily comprised a $43.4 million ground lease with a remaining term of 92 years at March 31, 2024. Lease expense was $680,000 and $661,000 for the three months ended March 31, 2024 and 2023, respectively.
(7)
Comprised an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining. At March 31, 2024, 92 years remain in its term.

For the three months ended March 31, 2024 and 2023, the Company recorded lease payments of $439,000 and $426,000, respectively, amortization related to the right of use asset of $51,000, respectively, and accretion related to its ground lease liability of $629,000 and $610,000, respectively.

During the three months ended March 31, 2024 and 2023, the Company recorded amortization expense of $243,000 and $252,000, respectively, on its intangible assets. The Company expects to record additional amortization expense of $718,000 during the remainder of fiscal year 2024. The Company also expects to record amortization expense of $793,000, $748,000, $748,000, $748,000, and $748,000 during the 2025, 2026, 2027, 2028 and 2029 fiscal years, respectively, on its intangible assets.

NOTE 8 - LEASES

In addition to the ground lease discussed in Note 7, the Company has operating leases for office space and office equipment. The leases have terms that expire between February and September 2029. The leases on the office space and office equipment contain options for early termination granted to the Company and the lessor. Lease payments are determined as follows:

•
Office space: payments are made on a fixed schedule, escalating annually, and also include the Company’s responsibility for a percentage of increases in the building’s property taxes and operating expenses over the base year.
•
Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (in thousands):

	March 31, 2024	December 31, 2023
Operating Leases:
Right of use assets	$680	$693
Lease liabilities	$(727)	$(738)

Weighted average remaining lease term:	5.5 years	5.8 years
Weighted average discount rate (1):	8.70%	8.70%

(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

The following table summarizes the Company’s operating lease costs and cash payments for the periods presented (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Lease Cost:
Operating lease cost	$40	$75

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$38	$37

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2024	$119
2025	162
2026	166
2027	170
2028	174
Thereafter	131
Subtotal	922
Less: impact of discount	(195)
Total	$727

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at March 31, 2024 and December 31, 2023 and equity in earnings of unconsolidated entities for the three months ended March 31, 2024 and 2023 (dollars in thousands):

				Equity in Earnings of Unconsolidated Entities
	Ownership %			For the Three Months Ended March 31,
	at March 31, 2024	March 31, 2024	December 31, 2023	2024	2023
Investment in RCT I and II (1)	3%	$1,548	$1,548	$37	$33
65 E. Wacker Joint Venture, LLC (2)	90%	20,123	—	—	—
Total		$21,671	$1,548	$37	$33

(1)
During the three months ended March 31, 2024 and 2023, dividends from the investments in RCT I's and RCT II's common shares are recorded in other revenue on the Company's consolidated statements of operations.
(2)
Refer to Note 3 for details regarding the Venture.

NOTE 10 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At March 31, 2024:
ACR 2021-FL1 Senior Notes	$606,048	$1,847	$604,201	6.96%	12.2 years	$733,468
ACR 2021-FL2 Senior Notes	545,435	2,824	542,611	7.26%	12.8 years	678,435
Senior secured financing facility	64,495	2,743	61,752	9.10%	3.8 years	167,994
CRE - term warehouse financing facilities (1)	167,731	1,924	165,807	7.97%	1.6 years	260,101
Mortgages payable	52,909	1,634	51,275	9.32%	9.3 years	93,077
5.75% Senior Unsecured Notes	150,000	1,695	148,305	5.75%	2.4 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	9.54%	12.4 years	—
Total	$1,638,166	$12,667	$1,625,499	7.29%	10.0 years	$1,933,075

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2023:
ACR 2021-FL1 Senior Notes	$643,040	$2,243	$640,797	6.98%	12.5 years	$770,460
ACR 2021-FL2 Senior Notes	567,000	3,227	563,773	7.28%	13.1 years	700,000
Senior secured financing facility	64,495	2,927	61,568	9.14%	4.1 years	157,722
CRE - term warehouse financing facilities (1)	170,861	2,273	168,588	7.96%	1.6 years	254,081
Mortgages payable	43,779	1,993	41,786	8.92%	11.3 years	83,739
5.75% Senior Unsecured Notes	150,000	1,860	148,140	5.75%	2.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	9.60%	12.7 years	—
Total	$1,690,723	$14,523	$1,676,200	7.28%	10.4 years	$1,966,002

(1)
Principal outstanding includes accrued interest payable of $544,000 and $539,000 at March 31, 2024 and December 31, 2023, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at March 31, 2024 (in thousands):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through March 31, 2024
ACR 2021-FL1	May 2021	June 2036	May 2023	$69,175
ACR 2021-FL2	December 2021	January 2037	December 2023	$21,564

(1)
The reinvestment period is the period in which principal proceeds received may be used to acquire CRE loans for reinvestment into the securitization.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at both March 31, 2024 and December 31, 2023 were eliminated in consolidation.

ACR 2021-FL1

In May 2021, the Company closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”), a $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1. ACR 2021-FL1 included a reinvestment period, which ended in May 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. All of the notes issued mature in June 2036, although the Company has the right to call the notes beginning on the payment date in May 2023 and thereafter. As of March 31, 2024, the Company had not exercised this right.

ACR 2021-FL2

In December 2021, the Company closed ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”), a CRE debt securitization transaction that can finance up to $700.0 million of CRE loans. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2. Additionally, ACR 2021-FL2 included a reinvestment period, which ended in December 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. All of the notes issued mature in January 2037, although the Company has the right to call the notes beginning on the payment date in December 2023 and thereafter. As of March 31, 2024, the Company had not exercised this right.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

Financing Arrangements

Borrowings under the Company’s financing arrangements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to these arrangements (dollars in thousands, except amounts in footnotes):

	March 31, 2024				December 31, 2023
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$61,752	$167,994	7	9.10%	$61,568	$157,722	7	9.14%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	93,130	153,103	4	7.82%	74,694	125,044	4	7.82%
Morgan Stanley Mortgage Capital Holdings LLC (4)	72,677	106,998	6	8.16%	93,894	129,037	7	8.07%

Mortgages Payable
ReadyCap Commercial, LLC (5)	19,417	25,400	1	9.12%	19,365	25,400	1	9.16%
Oceanview Life and Annuity Company (6)(7)	16,763	67,677	1	11.33%	7,330	58,339	1	11.37%
Florida Pace Funding Agency (6)(8)	15,095	—	—	7.26%	15,091	—	—	7.26%
Total	$278,834	$521,172			$271,942	$495,542

(1)
Includes $2.7 million and $2.9 million of deferred debt issuance costs at March 31, 2024 and December 31, 2023, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $1.5 million and $1.6 million of deferred debt issuance costs at March 31, 2024 and December 31, 2023, respectively.
(4)
Includes $456,000 and $647,000 of deferred debt issuance costs at March 31, 2024 and December 31, 2023, respectively.
(5)
Includes $207,000 and $259,000 of deferred debt issuance costs at March 31, 2024 and December 31, 2023, respectively.
(6)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(7)
Includes $1.0 million and $1.3 million of deferred debt issuance costs at March 31, 2024 and December 31, 2023, respectively.
(8)
Includes $415,000 and $419,000 of deferred debt issuance costs at March 31, 2024 and December 31, 2023, respectively.

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands, except amounts in footnotes):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At March 31, 2024:
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$103,791	3.8 years	9.10%
CRE - Term Warehouse Financing Facilities (1)(2)
JPMorgan Chase Bank, N. A.	$59,532	2.3 years	7.82%
Morgan Stanley Mortgage Capital Holdings LLC	$34,711	0.6 years	8.16%
Mortgages Payable
ReadyCap Commercial, LLC (3)	$5,672	1.0 years	9.12%
Oceanview Life and Annuity Company (4)(5)	34,349	0.9 years	11.33%
Florida Pace Funding Agency (4)(5)	—	29.3 years	7.26%

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

The Company was in compliance with all financial covenants in each of the respective agreements at March 31, 2024 and December 31, 2023.

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

CRE - Term Warehouse Financing Facilities

In October 2018, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JP Morgan Chase to finance the origination of CRE loans. As amended, the JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in July 2026.

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase and securities contract agreement (the “Morgan Stanley Facility”) with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”) to finance the origination of CRE loans. As amended, the Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2024. The Company also has the right to request a one-year extension.

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

MARCH 31, 2024

(unaudited)

fixed interest of 7.26% and matures in July 2053. Until July 2024, accrued interest will be added to the principal balance. The Company does not guarantee this financing agreement.

In connection with the Company's investment in the student housing complex, ACRES RF entered into guarantees related to the Construction Loan. Pursuant to the guarantees, Jason Pollack, Frank Dellaglio and ACRES RF (collectively, the "Guarantors"), for the benefit of Oceanview, provided limited "bad boy" guaranties to Oceanview pursuant to the Construction Loan Agreement until the earlier of the payment in full of the indebtedness or the date of a sale of the property pursuant to a foreclosure of the mortgage or deed or other transfer in lieu of foreclosure is accepted by Oceanview. The Guarantors also entered into a Completion Guaranty Agreement for the benefit of Oceanview to guaranty the timely completion of the project in accordance with the Construction Loan Agreement, as well as a Carry Guaranty Agreement, for the benefit of Oceanview to guaranty and unconditional payment by Chapel Drive East, LLC of all customary or necessary costs and expenses incurred in connection with the operation, maintenance and management of the property and an Environmental Indemnity Agreement jointly and severally in favor of Oceanview whereby the Guarantors provided environmental representations and warranties, covenants and indemnifications (collectively the "Guaranties"). The Guaranties include certain financial covenants required of ACRES RF, including required net worth and liquidity requirements.

Corporate Debt

5.75% Senior Unsecured Notes Due 2026

On August 16, 2021, the Company issued $150.0 million of its 5.75% senior unsecured notes due 2026 (the “5.75% Senior Unsecured Notes”) pursuant to its Indenture dated August 16, 2021 (the “Base Indenture”), between it and Wells Fargo, now Computershare Trust Company, N.A. (“CTC”), as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated August 16, 2021, between it and Wells Fargo (now CTC) (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). Prior to May 15, 2026, the Company may at its option redeem the 5.75% Senior Unsecured Notes, in whole or in part, at a redemption price equal to the sum of (i) 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, and (ii) a make-whole premium. On or after May 15, 2026, the Company may at its option redeem the 5.75% Senior Unsecured Notes, at any time, in whole or in part, on not less than 15 nor more than 60 days’ prior notice, at a redemption price equal to 100% of the principal amount of the 5.75% Senior Unsecured Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at March 31, 2024 and December 31, 2023. The interest rates for RCT I and RCT II, at March 31, 2024, were 9.55% and 9.53%, respectively. The interest rates for RCT I and RCT II, at December 31, 2023, were 9.61% and 9.60%, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2024	2025	2026	2027	2028 and Thereafter
At March 31, 2024:
CRE securitizations	$1,151,483	$—	$—	$—	$—	$1,151,483
Senior Secured Financing Facility	64,495	—	—	—	50,995	13,500
CRE - term warehouse financing facilities (1)	167,731	73,133	—	94,598	—	—
Mortgages payable	52,909	—	37,399	—	—	15,510
5.75% Senior Unsecured Notes	150,000	—	—	150,000	—	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,638,166	$73,133	$37,399	$244,598	$50,995	$1,232,041

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

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. Sales of the Series D Preferred Stock may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During both the three months ended March 31, 2024 and the year ended December 31, 2023, the Company did not issue any Series D Preferred Stock through this agreement.

On or after July 30, 2024, the Company may, at its option, redeem its 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Effective July 30, 2024 and thereafter, the Company will pay cumulative distributions on the Series C Preferred Stock at a floating rate equal to three-month Term SOFR rate plus a spread of 5.927% per annum based on the $25.00 liquidation preference, provided that such floating rate shall not be less than the initial rate of 8.625% at any date of determination.

At March 31, 2024, the Company had 4.8 million shares of Series C Preferred Stock and 4.5 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

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

MARCH 31, 2024

(unaudited)

in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. In November 2023, the Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock.

During the three months ended March 31, 2024 and 2023, the Company repurchased $2.1 million and $756,000, respectively, of its common stock, representing 194,827 and 79,744 shares, respectively. Additionally, during the three months ended March 31, 2024, the Company repurchased $2.2 million, or 100,000 shares, of its Series D Preferred Stock. At March 31, 2024, $5.6 million of common and preferred stock remains available under this repurchase plan.

In connection with the Note and Warrant Purchase Agreement with Oaktree Capital Management, L.P. (“Oaktree”) and Massachusetts Mutual Life Insurance Company (“MassMutual”) dated July 31, 2020, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million, and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are recorded in additional paid-in capital on the consolidated balance sheets at their fair value of $3.1 million at issuance. The warrants are immediately exercisable on issuance at an exercise price of $0.03 per share, subject to certain potential adjustments, and expire seven years from the issuance date. The warrants can be exercised with cash or as a net exercise. In July 2022, MassMutual exercised their warrants to purchase 74,666 shares. At March 31, 2024, the Oaktree warrants have not been exercised.

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

The Company recognized stock-based compensation expense of $477,000 and $894,000 during the three months ended March 31, 2024 and 2023, respectively, related to restricted stock.

In May 2024, the Company issued 295,237 shares of common stock to the Manager and 38,096 shares of common stock to the Company’s directors (with the exception of Messrs. Fentress and Fogel) under the Plans after the Company reached the established per share book value target of $27.00 per share. Each grant vests 25% per year over four years.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation may be paid in cash and at least 25% must be paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the three months ended March 31, 2024, the Company incurred no incentive compensation payable to the Manager. At March 31, 2024, there was no amount included in Management fee payable - related party on the consolidated balance sheets. During the three months ended March 31, 2023, the Company incurred incentive compensation expense payable to the Manager of $129,000, of which 50% was paid in cash and 50% was payable in common stock.

The Company issued 1,911 shares of common stock to the Manager during the three months ended March 31, 2024, pertaining to the portion of the fourth quarter 2023 incentive compensation that was payable in shares. Shares of common stock issued under the Management Agreement for incentive compensation vest immediately upon issuance.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2024	375,001	41,674	416,675	$14.07
Issued	1,911	—	1,911	9.87
Vested	(1,911)	—	(1,911)	9.87
Unvested shares at March 31, 2024	375,001	41,674	416,675	$14.07

The unvested restricted common stock shares are expected to vest during the following years:

Shares
2024	166,658
2025	166,671
2026	83,346
2027	—
Total	416,675

At March 31, 2024, total unrecognized compensation costs relating to unvested restricted stock was $1.5 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 1.8 years.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted income (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Net income	$4,924	$2,293
Net income allocated to preferred shares	(4,822)	(4,855)
Carrying value in excess of consideration paid for preferred shares	242	—
Net loss allocable to non-controlling interest, net of taxes	212	146
Net income (loss) allocable to common shares	$556	$(2,416)

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	7,362,135	8,108,418
Weighted average number of warrants outstanding (1)	391,995	391,995
Total weighted average number of common shares outstanding - basic	7,754,130	8,500,413
Effect of dilutive securities - unvested restricted stock	279,683	—
Weighted average number of common shares outstanding - diluted	8,033,813	8,500,413

Net income (loss) per common share - basic	$0.07	$(0.28)
Net income (loss) per common share - diluted	$0.07	$(0.28)

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

The Company’s 2024 distributions are, and will be, determined by the Company's Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the three months ended March 31, 2024 and 2023, the Company did not pay any common share distributions.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

The following table presents distributions declared (on a per share basis) for the three months ended March 31, 2024 and the year ended December 31, 2023 with respect to the Company's Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2024
March 31	April 30	$2,588	$0.5390625	April 30	$2,219	$0.4921875
2023
December 31	January 30, 2024	$2,588	$0.5390625	January 30, 2024	$2,268	$0.4921875
September 30	October 30	2,587	0.5390625	October 30	2,268	0.4921875
June 30	July 31	2,588	0.5390625	July 31	2,268	0.4921875
March 31	May 1	2,587	0.5390625	May 1	2,268	0.4921875

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the three months ended March 31, 2024 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2024	$(4,801)
Amounts reclassified from accumulated other comprehensive loss (1)	397
Balance at March 31, 2024	$(4,404)

(1)
Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

NOTE 16 - RELATED PARTY TRANSACTIONS

Relationship with ACRES Capital Corp. and certain of its Subsidiaries. The Manager is a subsidiary of ACRES Capital Corp., of which Andrew Fentress, the Company’s Chairman, serves as Managing Partner, and Mark Fogel, the Company’s President, Chief Executive Officer and Director, serves as Chief Executive Officer and President. Mr. Fentress and Mr. Fogel are also shareholders and board members of ACRES Capital Corp.

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For both the three months ended March 31, 2024 and 2023, the Manager earned base management fees of $1.6 million.

For the three months ended March 31, 2024 the Manager did not earn an incentive management fee and at March 31, 2023, the Manager earned incentive management fees of $129,000, of which 50% was paid in cash and 50% was paid in common stock.

At March 31, 2024 and December 31, 2023, $541,000 and $546,000, respectively, of base management fees were payable by the Company to the Manager. At March 31, 2024, there is no incentive management fee payable and at December 31, 2023, there was $38,000 of incentive management fees payable by the Company to the Manager.

Subsequent to March 31, 2024, the Company issued 295,237 shares of common stock under the Manager Incentive Plan to the Manager after hitting the established per share book value hurdle. This grant vests 25% per year over four years.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

The Manager and its affiliates provided the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimbursed the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax, and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations.

For the three months ended March 31, 2024 and 2023, the Company reimbursed the Manager $1.5 million and $902,000, respectively, for all such compensation and costs. At March 31, 2024 and December 31, 2023, the Company had payables to the Manager pursuant to the Management Agreement totaling $333,000 and $686,000, respectively, related to such compensation and costs. The Company’s base management fee payable and incentive management fee payable were recorded in management fee payable while expense reimbursement payables were recorded in accounts payable and other liabilities on the consolidated balance sheets, respectively.

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

During the three months ended March 31, 2024 and 2023, the Company recorded interest income of $83,000 and $84,000, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. At March 31, 2024 and December 31, 2023, the ACRES Loan had a principal balance of $10.9 million and $11.0 million, respectively, recorded in loan receivable - related party on the consolidated balance sheets. At March 31, 2024 and December 31, 2023, the ACRES Loan had $28,000 and no accrued interest receivable, respectively.

At March 31, 2024, the Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC (“ACRES Capital Servicing”), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing serves as special servicer of ACR 2021-FL1 and ACR 2021-FL2.

During the three months ended March 31, 2024 and 2023, ACRES Capital Servicing received no portfolio servicing fees and earned $16,000 and $45,000, respectively, in special servicing fees, of which $4,000 and $35,000, respectively, was recorded as a reduction to interest income in the consolidated statement of operations.

Relationship with ACRES Commercial Mortgage, LLC. During the year ended December 31, 2023, subsequent to approval from its Board, the Company purchased a participation for $22.5 million in one CRE whole loan from ACRES Commercial Mortgage, LLC, an affiliate of ACRES Capital Corp. and the Manager.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. During the three months ended March 31, 2024 and 2023, $82,000 and $54,000, respectively, in fees were incurred and paid to DevCo for services rendered under the Development Agreements.

Relationship with ACRES Share Holdings, LLC. During the three months ended March 31, 2024, the Company issued 1,911 shares to ACRES Share Holdings, LLC in connection with the incentive compensation payable to the Manager under the Management Agreement. The shares vested fully upon issuance pursuant to the Management Agreement.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at either March 31, 2024 and December 31, 2023.

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

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. The Company’s floating-rate CRE loans had interest rates from 7.88% to 13.94% and 7.88% to 13.96% at March 31, 2024 and December 31, 2023, respectively.

CRE mezzanine loan. Historically, this was measured by discounting the expected remaining cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. The Company’s mezzanine loan was discounted at a rate of 10.00%. The Company's mezzanine loan had no carrying or fair value at March 31, 2024 or December 31, 2023.

Loan receivable- related party. This is estimated using a discounted cash flow model.

Senior notes in CRE securitizations, 5.75% Senior Unsecured Notes and junior subordinated notes. These are estimated using a discounted cash flow model with implied yields based on trades for similar securities.

Senior secured financing facility, warehouse financing facilities and mortgages payable. These are variable-rate debt instruments that are indexed to one-month Term SOFR that reset periodically and as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

The fair values of the Company’s financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2024:
Assets:
CRE whole loans	$1,741,230	1,774,901	$—	$—	$1,774,901
Loan receivable - related party	10,925	8,721	—	—	8,721
Liabilities:
Senior notes in CRE securitizations	1,146,812	1,121,537	—	—	1,121,537
Senior secured financing facility	61,752	64,495	—	—	64,495
Warehouse financing facilities	165,807	167,731	—	—	167,731
Mortgages payable	51,275	52,909	—	—	52,909
5.75% Senior Unsecured Notes	148,305	140,115	—	—	140,115
Junior subordinated notes	51,548	39,401	—	—	39,401
At December 31, 2023:
Assets:
CRE whole loans	$1,828,336	$1,858,265	$—	$—	$1,858,265
Loan receivable - related party	10,975	8,598	—	—	8,598
Liabilities:
Senior notes in CRE securitizations	1,204,570	1,163,048	—	—	1,163,048
Senior secured financing facility	61,568	64,495	—	—	64,495
Warehouse financing facilities	168,588	170,861	—	—	170,861
Mortgages payable	41,786	43,779	—	—	43,779
5.75% Senior Unsecured Notes	148,140	138,795	—	—	138,795
Junior subordinated notes	51,548	38,406	—	—	38,406

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At March 31, 2024 and December 31, 2023, the Company had losses of $4.5 million and $5.0 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three months ended March 31, 2024 and 2023, the Company recorded amortization expense of $420,000 and $416,000, reported in interest expense on the consolidated statements of operations.

At March 31, 2024 and December 31, 2023, the Company had an unrealized gain of $142,000 and $164,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended March 31, 2024 and 2023, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following table presents the effect of the derivative instruments on the consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Interest rate swap contracts, hedging	Interest expense	$(397)	$(393)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

NOTE 19 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities and derivative liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At March 31, 2024:
Warehouse financing facilities (2)	$165,807	$—	$165,807	$165,807	$—	$—
At December 31, 2023:
Warehouse financing facilities (2)	$168,588	$—	$168,588	$168,588	$—	$—

(1)
Amounts represent financial instruments pledged that are available to be offset against liability balances associated with warehouse financing facilities, repurchase agreements and derivatives.
(2)
The combined fair values of loans pledged against the Company’s various warehouse financing facilities and repurchase agreements was $260.1 million and $254.1 million at March 31, 2024 and December 31, 2023, respectively.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MARCH 31, 2024

(unaudited)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, the Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2024.

Primary Capital Mortgage, LLC (“PCM”) is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At both March 31, 2024 and December 31, 2023, no such litigation demand was outstanding. Reserves for such potential litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.0 million and $1.1 million at March 31, 2024 and December 31, 2023, respectively. The reserves for mortgage repurchases and indemnifications are included in accounts payable and other liabilities on the consolidated balance sheets. At March 31, 2024, the Company has substantially completed disposing of PCM's business.

The Company did not have any general litigation reserve at March 31, 2024 or December 31, 2023.

Other Contingencies

PCM is subject to additional claims for repurchases or indemnifications on loans that PCM has sold to investors. At both March 31, 2024 and December 31, 2023, outstanding demands for indemnification, repurchase or make whole payments totaled $3.3 million. The Company’s estimated exposure for such outstanding claims, as well as unasserted claims, is included in its reserve for mortgage repurchases and indemnifications.

Other Guarantees

In January 2023, Chapel Drive East, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a loan agreement (the "Construction Loan Agreement") with Oceanview Life and Annuity Company ("Oceanview") to finance the construction of a student housing complex (the "Construction Loan").

In connection with the Company's investment in the student housing complex, ACRES RF entered into guarantees related to the Construction Loan. Pursuant to the guarantees, Jason Pollack, Frank Dellaglio and ACRES RF (collectively, the "Guarantors"), for the benefit of Oceanview, provided limited "bad boy" guaranties to Oceanview pursuant to the Construction Loan Agreement until the earlier of the payment in full of the indebtedness or the date of a sale of the property pursuant to a foreclosure of the mortgage or deed or other transfer in lieu of foreclosure is accepted by Oceanview. The Guarantors also entered into a Completion Guaranty Agreement for the benefit of Oceanview to guaranty the timely completion of the project in accordance with the Construction Loan Agreement, as well as a Carry Guaranty Agreement, for the benefit of Oceanview to guaranty and unconditional payment by Chapel Drive East, LLC of all customary or necessary costs and expenses incurred in connection with the operation, maintenance and management of the property and an Environmental Indemnity Agreement jointly and severally in favor of Oceanview whereby the Guarantors provided environmental representations and warranties, covenants and indemnifications (collectively the "Guaranties"). The Guaranties include certain financial covenants required of ACRES RF, including required net worth and liquidity requirements.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $97.4 million and $109.4 million in unfunded loan commitments at March 31, 2024 and December 31, 2023, respectively.

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Note 6, Note 12 and Note 16 that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “continue,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “look forward” or other similar words or terms. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from the expectations, intentions, beliefs, plans or predictions of the future expressed or implied by such forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, including, without limitation, factors impacting whether we will be able to maintain our sources of liquidity and whether we will be able to identify sufficient suitable investments to increase our originations, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Maryland corporation and an externally managed real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. Our manager is ACRES Capital, LLC (our “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial property in top United States (“U.S.”) markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our longer term objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio. Our short term strategy is to drive book value (“BV”) growth over the coming years by utilizing our NOL carryforwards of $46.6 million and a portion of our net capital loss carryforwards of $121.9 million, each at March 31, 2024. By retaining future earnings, we can grow our investable base and selectively deploy the anticipated capital growth into new whole loan originations at attractive yields, which we expect will grow our earnings available for distribution.

Currently, markets are grappling with inflation and the prospect of having higher interest rates for longer than originally forecasted. These market pressures have caused continued disruption in many market segments, including the financial services, real estate and credit markets and these disruptions have affected the availability and the cost of capital. The increase in the cost of capital is expected to cause dislocations in various investment and financing markets in which we participate as we and other market participants adjust to the new financing environment.

The U.S. Federal Reserve raised the Federal Funds rate by 5.25% in 11 rate hikes between March 2022 and July 2023 to combat inflation. While the U.S Federal Reserve has signaled they may lower rates in 2024, there is no certainty with respect to the timing and pace of potential decreases or if such decreases will occur. Interest rates may remain at or near recent highs, which creates further uncertainty for the economy and our borrowers. A rising interest rate environment generally correlates to increases in our net income. However, increases in interest rates may adversely affect our existing borrowers and could lead to nonperformance, i.e. the borrower’s inability to pay debt service. Additionally, rising rates and increasing costs may discourage consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying our loans and impact our borrowers' ability to sell or refinance in the current market.

Additionally, the office property market continues to experience high vacancies, slower leasing activity and current tenants reevaluating their needs for physical office space due to remote-work trends across the country. These factors, coupled with inflation, higher interest rates projected longer than originally expected and dislocations in market liquidity, have converged to create higher levels of uncertainty surrounding property values, which in turn, also negatively impact borrowers' ability and willingness to financially support

(Back to Index)

(Back to Index)

and standby their investments in their office properties, their abilities to sell or refinance their positions in the current market and ultimately our financial results.

In response, we continue to manage corporate liquidity actively and responsibly, manage our CRE assets through a solutions-based approach with our borrowers and manage our daily operations in light of changing macroeconomic circumstances. Our Manager also continuously monitors for new capital opportunities and selectively executes on agreements that are expected to enhance our returns.

We originate transitional floating-rate CRE loans with a target size of between $10.0 million and $100.0 million. During the three months ended March 31, 2024, we did not originate new floating-rate CRE loans. Loan payoffs during the three months ended March 31, 2024 were $80.8 million, offset by net funded commitments of $11.4 million, producing a net decrease to the portfolio of $69.4 million. During the year ended December 31, 2023, we selectively originated three floating-rate CRE whole loans with total commitments of $68.2 million. Loan payoffs during the year ended December 31, 2023 were $293.1 million, offset by net funded commitments of $40.5 million, producing a net decrease to the portfolio of $184.4 million.

Our CRE loan portfolio, which had carrying values of $1.7 billion and $1.8 billion at March 31, 2024 and December 31, 2023, respectively, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, student housing, hospitality, office, self-storage and retail. All but two of our CRE whole loans were current on contractual payments at March 31, 2024.
•
Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At both March 31, 2024 and December 31, 2023, we had one mezzanine loan included in CRE loans held for investment that had no carrying value. This mezzanine loan was not current on contractual payments at March 31, 2024.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt.

While the CRE whole loans included in the CRE loan portfolio are substantially composed of floating-rate loans benchmarked to the one-month Term Secured Overnight Financing Rate (“SOFR”), asset yields are protected through the use of benchmark floors and minimum interest periods that typically range from 12 to 18 months at the time of a loan’s origination. Our benchmark floors provide asset yield protection when the benchmark rate falls below an in-place benchmark floor. Our net investment returns are enhanced by a decline in the cost of our floating-rate liabilities that do not have benchmark floors. Our net investment returns will be negatively impacted by the rising cost of our floating-rate liabilities that do not have floors until the benchmark rate is above the benchmark floor, at which point our floating-rate loans and floating-rate liabilities will be match funded, effectively locking in our net interest margin until the benchmark floor rate is activated again or the floating-rate loan is paid off or refinanced.

In a business environment where benchmark rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At March 31, 2024, 77% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of six months.

At March 31, 2024, our par-value $1.8 billion floating-rate CRE loan portfolio had a weighted average benchmark floor of 0.74%, while at December 31, 2023, this floor was 0.70%. With the trend of rising benchmark rates, we have seen the coupons on all of our floating-rate assets and debt rise accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark interest rates are above our loan floors, the rise in interest rates resulted in an increase in our net interest income. See “Interest Rate Risk” in “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types and locations. Multifamily continues to comprise the majority of our portfolio, with 79.1% of our portfolio allocated to multifamily at March 31, 2024 and 79.6% at December 31, 2023. The following charts show our portfolio allocation by property type at March 31, 2024 and December 31, 2023:

PROPERTY TYPE AT MARCH 31, 2024

Office
13.5%
Hotel
4.1%
Self-Storage,
2.8%
Retail
0.5%
Multifamily,
79.1%

PROPERTY TYPE AT DECEMBER 31, 2023

Office
13.5%
Hotel 3.9%
Self-Storage
2.6%
Retail
0.4%
Multifamily
79.6%

(Back to Index)

(Back to Index)

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. During the three months ended March 31, 2024, we acquired an office property located in the East North Central region via deed-in-lieu of foreclosure that, at acquisition, had a cost basis of $14.0 million and a fair value of $20.3 million. We recognized a $5.8 million gain upon converting the loan to real estate owned and immediately contributed the property into a joint venture with an unrelated third-party, seeking to maximize the property's value through a multifamily conversion. We reported this investment as an investment in an unconsolidated entity on our consolidated balance sheets.

At March 31, 2024, the total carrying value of our net real estate-related assets and liabilities was $162.9 million on six properties owned, four of which are included in investments in real estate and two of which are included in properties held for sale on our consolidated balance sheets. The existence of net capital loss carryforwards available until December 31, 2025 allows for potential future capital gains on certain of these investments to be shielded from income taxes.

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

At March 31, 2024 and December 31, 2023, our financing arrangements were as follows (dollars in thousands):

	Outstanding Borrowings	Percentage of Borrowings
At March 31, 2024:
CRE debt securitizations(1)(2)	$1,146,812	70.6%
CRE - term warehouse financing facilities(1)	165,807	10.2%
Senior secured financing facility(1)	61,752	3.8%
Mortgages payable(1)	51,275	3.1%
5.75% Senior Unsecured Notes	148,305	9.1%
Unsecured junior subordinated debentures	51,548	3.2%
Total	$1,625,499	100.0%

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2023:
CRE debt securitizations(1)(2)	$1,204,570	71.9%
CRE - term warehouse financing facilities(1)	168,588	10.1%
Senior secured financing facility(1)	61,568	3.7%
Mortgages payable(1)	41,786	2.4%
5.75% Senior Unsecured Notes	148,140	8.8%
Unsecured junior subordinated debentures	51,548	3.1%
Total	$1,676,200	100.0%

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

We reevaluate our current expected credit losses ("CECL") allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At March 31, 2024, the CECL allowance on our CRE loan portfolio was $33.7 million, or 1.9% of our $1.8 billion loan portfolio. During the three months ended March 31, 2024, we recorded a provision for credit losses primarily attributable to worsening macroeconomic factors due to higher interest rates lasting longer than expected, compounded by an increase in modeled credit risk from the expected worsening of property-level performance.

At December 31, 2023, the CECL allowance on our CRE loan portfolio was $28.8 million or 1.5% of our $1.9 billion loan portfolio. During the year ended December 31, 2023, we recorded a provision for credit losses primarily attributable to the modeled increases in general portfolio credit risk compounded by ongoing uncertainty around the commercial real estate market’s current macroeconomic outlook, which affected our borrowers’ business plan execution and general market liquidity. In June 2023, we received

(Back to Index)

(Back to Index)

the deed-in-lieu of foreclosure to a property formerly collateralizing an office loan in the East North Central region with a principal balance of $22.8 million, which resulted in a charge off of $948,000 against the allowance for credit losses.

Additionally, the decline in our CECL reserves from our highest reserve balance at June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at March 31, 2024 of $33.7 million, or 1.9% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, the overall newer vintage of our CRE loan portfolio (with only 9.4% of the portfolio, at March 31, 2024, being originated prior to the fourth quarter of 2020) as well as the increased percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had the lowest credit losses of any asset class, and our percentage allocation of our CRE loan portfolio to multifamily has grown from 58.4% at June 30, 2020 to 79.1% at March 31, 2024.

We historically used derivative financial instruments, including interest rate swaps, to hedge a portion of the interest rate risk associated with our borrowings. In April 2020, we terminated all interest rate hedges in conjunction with the disposition of our financed commercial mortgage-backed securities (“CMBS”) portfolio. At March 31, 2024 and December 31, 2023, we had unrealized losses in connection with the terminated hedges of $4.5 million and $5.0 million, respectively, which will be amortized into interest expense over the remaining life of the debt. During the three months ended March 31, 2024, we recognized amortization expense on these terminated contracts of $420,000.

Common stock book value was $27.25 per share at March 31, 2024, a $0.60 per share increase from December 31, 2023.

Results of Operations

Our net income allocable to common shares for the three months ended March 31, 2024 was $556,000, or $0.07 per share-basic ($0.07 per share-diluted), as compared to net loss allocable to common shares for the three months ended March 31, 2023 of $2.4 million, or $0.28 per share-basic ($0.28 per share-diluted).

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three months ended March 31, 2024 and 2023 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
(Decrease) increase in interest income:
CRE whole loans (2)	$(2,591)	(6)%	$(5,492)	$2,901
CRE mezzanine loan	(13)	(100)%	—	(13)
Other	(114)	(13)%	(335)	221
Total (decrease) increase in interest income	(2,718)	(6)%	(5,827)	3,109

Increase (decrease) in interest expense:
Securitized borrowings:
ACR 2021-FL1 Senior Notes	675	6%	(928)	1,603
ACR 2021-FL2 Senior Notes	1,134	12%	(203)	1,337
Senior secured financing facility	120	8%	(45)	165
CRE - term warehouse financing facilities	(2,189)	(36)%	(2,829)	640
5.75% Senior Unsecured Notes (3)	10	0%	10	—
Unsecured junior subordinated debentures	122	11%	—	122
Hedging (3)	4	1%	4	—
Total (decrease) increase in interest expense	(124)	(0)%	(3,991)	3,867
Net decrease in net interest income	$(2,594)		$(1,836)	$(758)

(Back to Index)

(Back to Index)

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended March 31, 2023.
(2)
Includes a decrease in fee income of $341,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Net change pertains to amortization expense and is reflected in the change in volume.

Net Change in Interest Income for the Comparative three months ended March 31, 2024 and 2023:

Aggregate interest income decreased by $2.7 million for the comparative three months ended March 31, 2024 and 2023. We attribute the change to the following:

CRE whole loans. The decrease of $2.6 million for the comparative three months ended March 31, 2024 and 2023 was primarily attributable to a decrease in total par value of our CRE portfolio, offset by an increase in the benchmark rate over the comparative periods.

Other. The decrease of $114,000 for the comparative three months ended March 31, 2024 and 2023 was primarily attributable to a decrease in restricted cash in our CRE securitizations, offset by an increase in yields on our interest earning money market accounts.

Net Change in Interest Expense for the Comparative three months ended March 31, 2024 and 2023:

Aggregate interest expense decreased by $124,000 for the comparative three months ended March 31, 2024 and 2023. We attribute the change to the following:

Securitized borrowings. The net increase of $1.8 million for the comparative three months ended March 31, 2024 and 2023 was primarily attributable to an increase in the benchmark rate over the comparative periods, offset by paydowns on our borrowings.

Senior secured financing facility. The increase of $120,000 for the comparative three months ended March 31, 2024 and 2023 was primarily attributable to an increase in the benchmark rate over the comparative periods.

CRE - term warehouse financing facilities. The decrease of $2.2 million for the comparative three months ended March 31, 2024 and 2023 were primarily attributable to paydowns on our borrowings.

Unsecured junior subordinated debentures. The increase of $122,000 for the comparative three months ended March 31, 2024 and 2023 was primarily attributable to an increase in the benchmark rate over the comparative periods.

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three months ended March 31, 2024 and 2023 (dollars in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,800,747	$41,866	9.33%	$2,011,599	$44,457	8.96%
CRE mezzanine loan	4,700	—	—%	4,700	13	1.09%
Other	73,651	745	4.06%	111,119	859	3.14%
Total interest income/average net yield	1,879,098	42,611	9.10%	2,127,418	45,329	8.64%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,396,158	(27,296)	(7.84)%	1,621,061	(27,556)	(6.89)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	148,223	(2,321)	(6.28)%	147,585	(2,311)	(6.35)%
Unsecured junior subordinated debentures	51,548	(1,237)	(9.49)%	51,548	(1,115)	(8.65)%
Hedging (5)	—	(397)	—%	—	(393)	—%
Total interest expense/average cost of funds	1,595,929	(31,251)	(7.75)%	1,820,194	(31,375)	(6.90)%
Total net interest income		$11,360			$13,954

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $1.7 million and $2.1 million recognized on our floating-rate CRE whole loans for the three months ended March 31, 2024 and 2023, respectively.
(3)
Includes amortization expense of $1.3 million for the three months ended March 31, 2024 and 2023, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $164,000 and $155,000 for the three months ended March 31, 2024 and 2023, respectively.

(Back to Index)

(Back to Index)

(5)
Includes net amortization expense of $397,000 and $393,000 for the three months ended March 31, 2024 and 2023, respectively, on 20 terminated interest rate swap agreements, respectively, that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$7,371	$7,071	$300	4%
Other revenue	37	33	4	12%
Total	$7,408	$7,104	$304	4%

Aggregate real estate income and other revenue increased by $304,000 for the comparative three months ended March 31, 2024 and 2023. The increase in the comparative three months was primarily attributed to incremental revenues from the acquisition of an office building through deed-in-lieu of foreclosure in June 2023. The impact of those incremental revenues was partially offset by the loss of revenues from the sale of a hotel property in February 2023.

Operating Expenses

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Operating expenses:
General and administrative	$3,255	$2,979	$276	9%
Real estate expenses	9,531	8,860	671	8%
Management fees - related party	1,627	1,773	(146)	(8)%
Equity compensation - related party	477	894	(417)	(47)%
Corporate depreciation and amortization	8	23	(15)	(65)%
Provision for credit losses, net	4,896	5,096	(200)	(4)%
Total	$19,794	$19,625	$169	1%

(Back to Index)

(Back to Index)

Aggregate operating expenses increased by $169,000 for the comparative three months ended March 31, 2024 and 2023. We attribute the change to the following:

General and administrative. General and administrative expenses increased by $276,000 for the comparative three months ended March 31, 2024 and 2023. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
General and administrative
Professional services	$1,880	$1,520	$360	24%
Wages and benefits	361	391	(30)	(8)%
D&O insurance	248	319	(71)	(22)%
Operating expenses	225	268	(43)	(16)%
Dues and subscriptions	207	203	4	2%
Director fees	231	206	25	12%
Tax penalties, interest & franchise tax	78	66	12	18%
Travel	25	6	19	317%
Total	$3,255	$2,979	$276	9%

The increase in general and administrative expense for the comparative three months ended March 31, 2024 and 2023 was primarily attributable to the increase in legal fees related to our CRE loan assets and the timing of our interim audit billings.

Real estate expenses. The increase of $671,000 for the comparative three months ended March 31, 2024 and 2023 was primarily attributable to incremental real estate operating expenses from the acquisition of an office building through deed-in-lieu of foreclosure in June 2023. This was partially offset by the loss of expenses from the sale of a hotel property in February 2023.

Equity compensation - related party. The decrease of $417,000 for the comparative three months ended March 31, 2024 and 2023 was primarily related to the vesting of shares in 2023. As these shares fully vest, the expense related to equity compensation - related party decreases.

Other Income (Expense)

The following table sets forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Other income (expense):
Gain on sale of real estate	$—	$745	$(745)	(100)%
Gain on conversion of real estate	5,835	—	5,835	100%
Other income	115	110	5	5%
Total	$5,950	$855	$5,095	596%

Aggregate other income increased $5.1 million for the comparative three months ended March 31, 2024 and 2023. We attribute the change to the following:

Gain on sale of real estate. The decrease of $745,000 during the comparative three months ended March 31, 2024 and 2023 was primarily attributed to the sale of a hotel property in the Northeast region in February 2023 that generated a non-recurring gain of $745,000. No sales of real estate occurred in the three months ended March 31, 2024.

(Back to Index)

(Back to Index)

Gain on conversion of real estate. The increase of $5.8 million during the comparative three months ended March 31, 2024 and 2023 was primarily attributed to the completion of a deed-in-lieu of foreclosure that generated a non-recurring gain of $5.8 million as the fair value of the property exceeded the amortized cost basis of the loan.

Financial Condition

Summary

Our total assets were $2.1 billion and $2.2 billion at March 31, 2024 and December 31, 2023, respectively.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at March 31, 2024 and December 31, 2023 as follows (dollars in thousands, except amounts in footnotes):

At March 31, 2024	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$1,770,183	$1,741,230	87.18%	9.14%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,774,883	1,741,230	87.18%
Other investments:
Investments in unconsolidated entities	21,671	21,671	1.09%	N/A (4)
Investments in real estate (2)	171,284	171,284	8.58%	N/A (4)
Property held for sale (3)	62,986	62,986	3.15%	N/A (4)
	255,941	255,941	12.82%

Total investment portfolio	$2,030,824	$1,997,171	100.00%

At December 31, 2023	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$1,852,393	$1,828,336	91.93%	9.15%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,857,093	1,828,336	91.93%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (4)
Investments in real estate (2)	99,338	99,338	4.99%	N/A (4)
Property held for sale (3)	59,580	59,580	3.00%	N/A (4)
	160,466	160,466	8.07%

Total investment portfolio	$2,017,559	$1,988,802	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $33.7 million and $28.8 million at March 31, 2024 and December 31, 2023, respectively.
(2)
Includes real estate related right of use assets of $19.1 million and $19.2 million, intangible assets of $7.6 million and $7.9 million, lease liabilities of $43.7 million and $44.3 million, mortgages payable of $51.3 million and $41.8 million, and other liabilities of $18,000 and $27,000 at March 31, 2024 and December 31, 2023, respectively.
(3)
Includes property held for sale-related liabilities of $3.0 million at both March 31, 2024 and December 31, 2023.
(4)
There are no stated rates associated with these investments.

CRE loans. During the three months ended March 31, 2024, we did not originate new CRE loans. We received $80.8 million in proceeds from loan payoffs offset by funding of $11.4 million of previously unfunded loan commitments, producing a net reduction of $69.4 million in the par balance of the portfolio.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At March 31, 2024:
Whole loans (5)(6)	65	$1,774,901	$(4,718)	$1,770,183	$(28,953)	$1,741,230	1M BR plus 2.50% to 1M BR plus 8.61%	April 2024 to January 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,779,601	$(4,718)	$1,774,883	$(33,653)	$1,741,230

At December 31, 2023:
Whole loans (5)(6)	69	$1,858,265	$(5,872)	$1,852,393	$(24,057)	$1,828,336	1M BR plus 2.50% to 1M BR plus 8.61%	January 2024 to January 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,862,965	$(5,872)	$1,857,093	$(28,757)	$1,828,336

(1)
Amounts include unamortized loan origination fees of $4.2 million and $5.8 million and deferred amendment fees of $509,000 and $110,000 at March 31, 2024 and December 31, 2023, respectively.
(2)
Benchmark rates ("BR") comprise one-month Term SOFR. Weighted-average one-month benchmark rates were 5.36% and 5.39% at March 31, 2024 and December 31, 2023, respectively. Additionally, weighted-average benchmark rate floors were 0.74% and 0.70% at March 31, 2024 and December 31, 2023, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude two and three whole loans, with amortized costs of $27.2 million and $41.2 million, in maturity default at March 31, 2024 and December 31, 2023, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at March 31, 2024 and December 31, 2023.
(6)
CRE whole loans had $97.4 million and $109.4 million in unfunded loan commitments at March 31, 2024 and December 31, 2023, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.

At March 31, 2024, 26.7%, 21.1% and 15.8% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2023, 26.6%, 22.0% and 15.0% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value. At March 31, 2024 and December 31, 2023, no single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our revenue.

Investments in unconsolidated entities. Our investments in unconsolidated entities at March 31, 2024 comprised a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), with a value of $1.5 million in the aggregate, or 3.0% of each trust and our investment in 65 E. Wacker Joint Venture, LLC (the "Venture"), representing a 90% interest in a joint venture formed for the purpose of converting an office property in the East North Central region to multifamily units with a value of $20.1 million. Our investments in unconsolidated entities at December 31, 2023 solely comprised our investments in RCT I and RCC Trust II.

We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method. We record our investment in the Venture as an equity method investment.

Investments in real estate and property held for sale. At March 31, 2024, we held investments in six real estate properties, four of which are included in investments in real estate and two of which are included in properties held for sale on the consolidated balance sheets.

(Back to Index)

(Back to Index)

The following table summarizes the book value of our investments in real estate and related intangible assets at March 31, 2024 and December 31, 2023 (in thousands, except amounts in the footnotes):

	March 31, 2024			December 31, 2023
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$177,032	$(5,748)	$171,284	$162,662	$(5,041)	$157,621
Right of use assets (2)(3)	19,664	(545)	19,119	19,664	(478)	19,186
Intangible assets (4)	11,474	(3,836)	7,638	11,474	(3,592)	7,882
Subtotal	208,170	(10,129)	198,041	193,800	(9,111)	184,689

Investments in real estate from lending activities:
Properties held for sale (5)	62,986	—	62,986	62,605	—	62,605
Total	271,156	(10,129)	261,027	256,405	(9,111)	247,294

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	49,427	1,848	51,275	40,297	1,489	41,786
Other liabilities	247	(229)	18	247	(220)	27
Lease liabilities (3)(6)	43,712	—	43,712	43,538	—	43,538
Subtotal	93,386	1,619	95,005	84,082	1,269	85,351

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,073	—	3,073	3,025	—	3,025
Total	96,459	1,619	98,078	87,107	1,269	88,376

Total net investments in real estate and properties held for sale (8)	$174,697		$162,949	$169,298		$158,918

(1)
Includes $38.4 million of land, which is not depreciable, at both March 31, 2024 and December 31, 2023. Also includes $59.1 million and $44.9 million of construction in progress, which is also not depreciable until placed in service, at March 31, 2024 and December 31, 2023, respectively.
(2)
Primarily comprised a $18.8 million and $19.2 million right of use asset, at March 31, 2024 and December 31, 2023, respectively, associated with the ground lease disclosed at footnote (6) below as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 8 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.
(4)
Primarily comprised a franchise intangible of $4.5 million and $4.7 million, a management contract intangible of $2.9 million and a customer list intangible of $179,000 and $223,000, at March 31, 2024 and December 31, 2023, respectively.
(5)
At March 31, 2024 and December 31, 2023, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, as well as an office property acquired via deed-in-lieu of foreclosure in June 2023.
(6)
Primarily comprised a $43.4 million ground lease with a remaining term of 92 years at March 31, 2024. Lease expense was $680,000 and $661,000 for the three months ended March 31, 2024 and 2023, respectively.
(7)
Comprised an operating lease liability.
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

(Back to Index)

(Back to Index)

The following tables show the activity in the allowance for credit losses for the three months ended March 31, 2024 and year ended December 31, 2023 (in thousands):

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Allowance for credit losses at beginning of period	$28,757	$18,803
Provision for credit losses	4,896	10,902
Charge offs	—	(948)
Allowance for credit losses at end of period	$33,653	$28,757

During the three months ended March 31, 2024, we recorded a provisions for expected credit losses of $4.9 million primarily driven by worsening macroeconomic factors due to higher interest rates lasting longer than expected, compounded by an increase in modeled credit risk from the expected worsening of property-level performance.

At March 31, 2024 and December 31, 2023, we individually evaluated the following loans for impairment:

•
One office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both March 31, 2024 and December 31, 2023. We fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at March 31, 2024. The loan entered payment default in February 2023 and has been placed on nonaccrual status.
•
One retail loan in the Northeast region, with a principal balance of $8.0 million at both March 31, 2024 and December 31, 2023, for which foreclosure was determined to be probable. The loan was modified in February 2021 to extend its maturity to December 2021. In December 2021, this loan entered payment default and was placed on nonaccrual status. The borrower filed for bankruptcy in 2023 and the property was sold to a third-party bidder at auction in February 2024. The sale closed subsequent to March 31, 2024, at a purchase price of $8.3 million. The sale price and the "as-is" appraised value were in excess of its principal, and, as such, the loan had no allowance for CECL at both March 31, 2024 and December 31, 2023.
•
One office loan in the Southwest region, with a principal balance of $19.1 million at both March 31, 2024 and December 31, 2023, for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022, was modified three times to extend its maturity to June 2022. The loan has since entered into payment default and placed on nonaccrual status. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and May 2024, we have agreed to temporarily defer our right to foreclose on the property until August 2024. Additionally, at both March 31, 2024 and December 31, 2023, this loan had an "as-is" appraised value in excess of its principal, and, as such, had no CECL allowance. Subsequent to March 31, 2024, the loan was paid down by $4.7 million from a combination of excess operating cash flow and principal payments received in accordance with the executed forbearance agreements.

Also, at December 31, 2023, we individually evaluated one additional loan:

•
One office loan in the East North Central region with a principal balance of $14.0 million at December 31, 2023. During the year ended December 31, 2023, the loan entered into payment default and placed on nonaccrual status. The loan had an "as-is" appraised value in excess of its principal and interest balances, and, as such, had no allowance for CECL at December 31, 2023. In March 2024, we accepted the deed-in-lieu of foreclosure in full satisfaction of the loan and recognized a $5.8 million gain upon conversion based on the property's fair value of $20.3 million in the consolidated statement of operations. Upon receipt, the property was immediately contributed to a joint venture and our investment in that joint venture is included in investments in unconsolidated entities on the consolidated balance sheet.

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

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At March 31, 2024:
Whole loans, floating-rate	$74,551	$857,411	540,835	$270,234	$27,152	$1,770,183
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$74,551	$857,411	$540,835	$270,234	$31,852	$1,774,883

At December 31, 2023:
Whole loans, floating-rate	$—	$973,424	$581,032	$256,785	$41,152	$1,852,393
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$973,424	$581,032	$256,785	$45,852	$1,857,093

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.8 million at both March 31, 2024 and December 31, 2023.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2024	2023	2022	2021	2020	Prior	Total (1)
At March 31, 2024:
Whole loans, floating-rate: (2)
Rating 1	$—	$—	$—	$74,551	$—	$—	$74,551
Rating 2	—	47,756	189,986	546,471	56,671	16,527	857,411
Rating 3	—	15,771	197,128	316,817	—	11,119	540,835
Rating 4	—	—	83,985	135,735	—	50,514	270,234
Rating 5	—	—	—	—	—	27,152	27,152
Total whole loans, floating-rate	—	63,527	471,099	1,073,574	56,671	105,312	1,770,183
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$—	$63,527	$471,099	$1,073,574	$56,671	$110,012	$1,774,883

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2023	2022	2021	2020	2019	Prior	Total (1)
At December 31, 2023:
Whole loans, floating-rate: (2)
Rating 2	$63,634	$212,175	$636,487	$22,556	$38,572	$—	$973,424
Rating 3	—	168,791	364,369	34,232	—	13,640	581,032
Rating 4	—	82,918	123,333	—	5,645	44,889	256,785
Rating 5	—	14,000	—	—	19,127	8,025	41,152
Total whole loans, floating-rate	63,634	477,884	1,124,189	56,788	63,344	66,554	1,852,393
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$63,634	$477,884	$1,124,189	$56,788	$63,344	$71,254	$1,857,093

Current Period Gross Write-Offs	$—	$—	$—	$—	$(948)	$—	$(948)

(Back to Index)

(Back to Index)

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.8 million at both March 31, 2024 and December 31, 2023.
(2)
Acquired CRE whole loans are grouped within each loan’s year of origination.

At both March 31, 2024 and December 31, 2023, we had one additional mezzanine loan included in other assets held for sale that had no carrying value.

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current	Total Loans Receivable (2)	Total Loans > 90 Days and Accruing
At March 31, 2024:
Whole loans, floating-rate	$—	$—	$27,152	$27,152	$1,743,031	$1,770,183	$19,127
Mezzanine loan (3)	—	—	4,700	4,700	—	4,700	—
Total	$—	$—	$31,852	$31,852	$1,743,031	$1,774,883	$19,127

At December 31, 2023:
Whole loans, floating-rate	$—	$—	$41,152	$41,152	$1,811,241	$1,852,393	$19,127
Mezzanine loan (3)	—	—	4,700	4,700	—	4,700	—
Total	$—	$—	$45,852	$45,852	$1,811,241	$1,857,093	$19,127

(1)
During the three months ended March 31, 2024 and 2023, we recognized interest income of $665,000 and $917,000, respectively, on one CRE whole loan with a principal payment past due greater than 90 days at March 31, 2024.
(2)
The total amortized cost of CRE loans excluded accrued interest receivable of $11.8 million and at both March 31, 2024 and December 31, 2023.
(3)
Fully reserved at both March 31, 2024 and December 31, 2023.

At March 31, 2024 and December 31, 2023, we had two and three CRE whole loans, with total amortized costs of $27.2 million and $41.2 million, respectively, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

Loan Modifications

We are required to disclose modifications where we determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the three months ended March 31, 2024, we entered into the following two loan modifications that required disclosure:

•
A multifamily loan with an amortized cost of $52.8 million, representing 3.0% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current interest rate from BR + 3.70% to BR + 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $44.1 million, representing 2.5% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from BR + 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.

During the three months ended March 31, 2023, we did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

(Back to Index)

(Back to Index)

Restricted Cash

At March 31, 2024, we had restricted cash of $4.0 million, which consisted of $3.1 million held in reserve for a construction loan, and $916,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. At December 31, 2023, we had restricted cash of $8.4 million, which consisted of $7.6 million held in reserve for a construction loan, and $800,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. The decrease of $4.4 million was primarily attributable to decrease in restricted cash at our investments in real estate.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023	Net Change
Accrued interest receivable from loans	$11,829	$11,750	$79
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	60	33	27
Total	$11,889	$11,783	$106

The increase of $106,000 in accrued interest receivable was primarily attributable to rising benchmark rates.

Other Assets

The following table summarizes our other assets at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023	Net Change
Tax receivables and prepaid taxes	$214	$214	$-
Other receivables	1,067	565	502
Other prepaid expenses	1,620	1,913	(293)
Fixed assets - non real estate	275	281	(6)
Other assets, miscellaneous	619	617	2
Total	$3,795	$3,590	$205

The increase of $205,000 in other assets was primarily attributable to increases in various receivables and prepaid accounts held at our real estate properties, offset by amortization.

Deferred Tax Assets

At both March 31, 2024 and December 31, 2023, our net deferred tax asset was zero, resulting from a full valuation allowance of $21.1 million, on our gross deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

We terminated interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At March 31, 2024 and December 31, 2023, we had a loss of $4.5 million and $5.0 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three months ended March 31, 2024 and 2023, we recorded amortization expense of $420,000 and $416,000, respectively, reported in interest expense on the consolidated statements of operations.

(Back to Index)

(Back to Index)

At March 31, 2024 and December 31, 2023, we had unrealized gains of $142,000 and $164,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During both the three months ended March 31, 2024 and 2023, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following tables present the effect of derivative instruments on our consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Interest rate swap contracts, hedging	Interest expense	$(397)	$(393)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

Financing Arrangements

Borrowings under our financing arrangements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands, except amounts in footnotes):

	March 31, 2024				December 31, 2023
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$61,752	$167,994	7	9.10%	$61,568	$157,722	7	9.14%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	93,130	153,103	4	7.82%	74,694	125,044	4	7.82%
Morgan Stanley Mortgage Capital Holdings LLC (4)	72,677	106,998	6	8.16%	93,894	129,037	7	8.07%

Mortgages Payable
ReadyCap Commercial, LLC (5)	19,417	25,400	1	9.12%	19,365	25,400	1	9.16%
Oceanview Life and Annuity Company (6)(7)	16,763	67,677	1	11.33%	7,330	58,339	1	11.37%
Florida Pace Funding Agency (6)(8)	15,095	—	—	7.26%	15,091	—	—	7.26%
Total	$278,834	$521,172			$271,942	$495,542

(1)
Includes $2.7 million and $2.9 million of deferred debt issuance costs at March 31, 2024 and December 31, 2023, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $1.5 million and $1.6 million of deferred debt issuance costs at March 31, 2024 and December 31, 2023, respectively.
(4)
Includes $456,000 and $647,000 of deferred debt issuance costs at March 31, 2024 and December 31, 2023, respectively.
(5)
Includes $207,000 and $259,000 of deferred debt issuance costs at March 31, 2024 and December 31, 2023, respectively.
(6)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(7)
Includes $1.0 million and $1.3 million of deferred debt issuance costs at March 31, 2024 and December 31, 2023, respectively.
(8)
Includes $415,000 and $419,000 of deferred debt issuance costs at March 31, 2024 and December 31, 2023, respectively.

We were in compliance with all covenants in the respective agreements at March 31, 2024 and December 31, 2023.

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

CRE - Term Warehouse Financing Facilities

In October 2018, an indirect, wholly-owned subsidiary of ours entered into a master repurchase agreement (the “JPMorgan Chase Facility”) with JP Morgan Chase to finance the origination of CRE loans. As amended, the JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and has a maturity date of July 2026.

In November 2021, an indirect, wholly-owned subsidiary of ours entered into a master repurchase and securities contract agreement (the “Morgan Stanley Facility”) with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”) to finance the origination of CRE loans. As amended, the Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2024. We also have the right to request a one-year extension.

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

In addition to the Construction Loan, Chapel Drive East, LLC entered into a financing agreement with Florida Pace Funding Agency to fund energy efficient building improvements and has a maximum principal balance of $15.5 million. This agreement charges fixed interest of 7.26% and matures in July 2053. Until July 2024, accrued interest will be added to the principal balance. We do not guarantee this financing agreement.

In connection with our investment in the student housing complex, ACRES RF entered into guarantees related to the Construction Loan. Pursuant to the guarantees, Jason Pollack, Frank Dellaglio and ACRES RF (collectively, the "Guarantors"), for the benefit of Oceanview, provided limited "bad boy" guaranties to Oceanview pursuant to the Construction Loan Agreement until the earlier of the payment in full of the indebtedness or the date of a sale of the property pursuant to a foreclosure of the mortgage or deed or other transfer in lieu of foreclosure is accepted by Oceanview. The Guarantors also entered into a Completion Guaranty Agreement for the benefit of Oceanview to guaranty the timely completion of the project in accordance with the Construction Loan Agreement, as well as a Carry Guaranty Agreement, for the benefit of Oceanview to guaranty and unconditional payment by Chapel Drive East, LLC

(Back to Index)

(Back to Index)

of all customary or necessary costs and expenses incurred in connection with the operation, maintenance and management of the property and an Environmental Indemnity Agreement jointly and severally in favor of Oceanview whereby the Guarantors provided environmental representations and warranties, covenants and indemnifications (collectively the "Guaranties"). The Guaranties include certain financial covenants required of ACRES RF, including required net worth and liquidity requirements.

Securitizations

At March 31, 2024, we retained equity in two CRE loan securitizations that we executed, as follows:

ACR 2021-FL1

In May 2021, we closed ACR 2021-FL1, an $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 included a reinvestment period, which ended in May 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. We retained 100% of the Class F and Class G notes in addition to 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1. All notes issued mature in June 2036, although we have the right to call the notes beginning on the payment date in May 2023 and thereafter. As of March 31, 2024, we had not exercised this right.

ACR 2021-FL2

In December 2021, we closed ACR 2021-FL2, a CRE debt securitization transaction that can finance up to $700.0 million of CRE loans. ACR 2021-FL2 includes a reinvestment period, which ends in December 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. We retained 100% of the Class F and Class G notes in addition to 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2. All notes issued mature in January 2037, although we have the right to call the notes beginning on the payment date in December 2023 and thereafter. As of March 31, 2024, we had not exercised this right.

Corporate Debt

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at March 31, 2024 and December 31, 2023. The interest rates for RCT I and RCT II, at March 31, 2024, were 9.55% and 9.53%, respectively. The interest rates for RCT I and RCT II, at December 31, 2023, were 9.61% and 9.60%, respectively.

(Back to Index)

(Back to Index)

Equity

Total equity at March 31, 2024 was $443.2 million, comprising $224.0 million of preferred equity and $219.2 million of common equity, and gave effect to $4.4 million of net unrealized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. Total equity at December 31, 2023 was $446.2 million, comprising $226.5 million of preferred equity and $219.7 million of common equity, and after giving effect to $4.8 million of net unrealized losses on our terminated cash flow hedges, shown as a component of accumulated other comprehensive loss. The decrease in equity during the three months ended March 31, 2024 was primarily attributable to distributions on our preferred stock, repurchases of preferred stock and common stock repurchases. This is partially offset by net income prior to preferred distributions, contributions from non-controlling interests and non-cash amortization of terminated cash flow hedges.

Our preferred equity is composed of the following at March 31, 2024:

•
4.8 million shares of 8.625% fixed to floating rate Series C cumulative redeemable preferred stock with a $25.00 per share liquidation preference ("Series C Preferred Stock"). The Series C Preferred Stock has no maturity date and we are not required to redeem it at any time. However, we may redeem it at our election, in whole or in apart, on or after July 30, 2024. Effective July 30, 2024, the Series C Preferred Stock will convert from its fixed rate of 8.625% to a floating rate equal to three-month Term SOFR plus a spread of 5.927%, but at no time shall the floating rate be less than 8.625%. Dividends are payable quarterly in arrears.
•
4.5 million shares of fixed 7.875% Series D cumulative redeemable preferred stock with a $25.00 per share liquidation preference (Series D Preferred Stock"). The Series D Preferred Stock has no maturity and we are not required to redeem it at any time. However, we may redeem it at our election, in whole or in apart, on or after May 21, 2026. Dividends are payable quarterly in arrears.

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months ended March 31, 2024 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended March 31, 2024
	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$209,306	$26.65
Net income allocable to common shares (2)	556	0.07
Change in other comprehensive income on derivatives	397	0.05
Repurchase of common stock (3)	(2,068)	0.41
Impact to equity of share-based compensation	596	0.07
Total net (decrease)/increase	(519)	0.60
Common stock book value at end of period (4)	$208,787	$27.25

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 416,675 at March 31, 2024 and December 31, 2023, respectively, and include warrants to purchase up to 391,995 shares of common stock at both March 31, 2024 and December 31, 2023, respectively. The denominators for the calculations were 7,660,620 and 7,853,536 shares at March 31, 2024 and December 31, 2023, respectively.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at March 31, 2024. We calculated net income per common share-diluted of $0.07 using the weighted average diluted shares outstanding during the three months ended March 31, 2024.
(3)
In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. In November 2023, an additional $10.0 million of outstanding shares of both common and preferred stock was authorized. We purchased 2.2 million common shares for $22.2 million and 100,000 preferred shares for $2.2 million through March 31, 2024. Because we repurchased our common stock at significant discounts to book value, these repurchases were accretive to per share book value since the inception of the program.
(4)
We calculated common stock book value as total stockholders’ equity of $432.8 million less preferred stock equity of $224.0 million at March 31, 2024.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to 1/12 of the amount of our equity multiplied by 1.50% and is calculated and paid monthly in arrears.

(Back to Index)

(Back to Index)

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At March 31, 2024:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(647,100)
Payments for repurchases of capital stock	(250,742)
Total	$432,630

(1)
Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)
Excludes non-cash equity compensation expense incurred to date.

Earnings Available for Distribution

Earnings Available for Distribution (“EAD”) is a non-GAAP financial measure intended to supplement our financial results computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and we believe EAD serves as a useful indicator for investors in evaluating our performance and ability to pay dividends.

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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2024	Per Share Data	2023	Per Share Data
Net income (loss) allocable to common shares - GAAP	$556	$0.07	$(2,416)	$(0.28)
Realized gain on sale of investment in real estate	—	—	(745)	(0.09)
Net income (loss) allocable to common shares - GAAP, adjusted	$556	$0.07	$(3,161)	$(0.37)

Non-cash equity compensation expense	477	0.06	894	0.10
Non-cash provision for CRE credit losses	4,896	0.61	5,096	0.59
Realized gain on sale of investment in real estate	—	—	745	0.09
Unrealized gain on core activities	(5,835)	(0.73)	—	—
Real estate depreciation and amortization	1,238	0.16	954	0.11
Net income from non-core assets (1)	(50)	(0.01)	(26)	—
Earnings Available for Distribution allocable to common shares	$1,282	$0.16	$4,502	$0.52

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	8,034		8,702

Earnings Available for Distribution per common share - diluted	$0.16		$0.52

(1)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) middle market lending, (iii) residential mortgage lending, (iv) legacy CRE loans designated as held for sale and (v) other non-CRE assets included in assets held for sale.

For the three months ended March 31, 2024 and 2023, EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was $1.3 million and $4.6 million, respectively, or $0.16 and $0.53, respectively, per common share outstanding. There was no incentive compensation payable incurred by us for the three months ended March 31, 2024 and $129,000 for the three months ended March 31, 2023.

Incentive Compensation Hurdle

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended March 31, 2024 (dollars in thousands, except per share data):

(Back to Index)

(Back to Index)

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at September 30, 2022	$216,026
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	28,064
Amount paid to repurchase common stock after October 1, 2022 (1)	(4,992)
Incentive Compensation paid after October 1, 2022 (1)	(831)
Book value equity at March 31, 2024	$238,267
Incentive Compensation Hurdle (2)	$16,679

Average closing price of 30 day period ending three days prior to issuance date	$13.88

(1)
Calculated on a daily weighted average basis for the 12-month period ended March 31, 2024.
(2)
Calculated as book value equity at March 31, 2024 multiplied by 1.75% (7% per annum).

The amount by which EAD (as defined in the Management Agreement) exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities, which was $3.3 million for the three months ended March 31, 2024, and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

At March 31, 2024, our liquidity consisted of $84.6 million of unrestricted cash and cash equivalents, and $7.5 million of potential proceeds from unlevered financeable CRE loans.

During the three months ended March 31, 2024, our principal sources of liquidity were: (i) proceeds of $19.3 million from advances from our term warehouse financing facilities; (ii) proceeds of $9.1 million from our mortgage payable with Oceanview Life and Annuity Company; and (iii) net proceeds of $4.4 million from repayments on our CRE portfolio.

These sources of liquidity were offset by our paydowns on our term warehouse facilities, deployments in CRE whole loans and real estate investments, repurchases of common and preferred stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $84.6 million of unrestricted cash we held at March 31, 2024.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $10.9 million and $11.0 million at March 31, 2024 and December 31, 2023, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

Cash Flows

For the three months ended March 31, 2024, our restricted and unrestricted cash and cash equivalents balance decreased $3.3 million, to $88.6 million. The cash movements can be summarized by the following:

Cash flows from operating activities. For the three months ended March 31, 2024, operating activities increased our cash balances by $3.3 million, primarily driven by net income after removing non-cash CECL provision, gain on conversion of real estate, non-cash amortization and depreciation and net changes in other assets and liabilities.

Cash flows from investing activities. For the three months ended March 31, 2024, investing activities increased our cash balances by $54.9 million, primarily driven by repayments of CRE loans, partially offset by funding of existing commitments on CRE whole loans and deployments in our investment in real estate.

Cash flows from financing activities. For the three months ended March 31, 2024, financing activities decreased our cash balances by $61.5 million, primarily driven by repayments on our term warehouse financing facilities and CRE securitization notes and distributions on our preferred stock and repurchases of our common stock and preferred stock, partially offset by proceeds from financing on our investments in real estate and term warehouse financing facilities.

Financing Availability

(Back to Index)

(Back to Index)

We utilize a variety of financing arrangements to finance certain assets. We generally utilize the following types of financing arrangements:

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

We were in compliance with all of our covenants at March 31, 2024 in accordance with the terms provided in agreements with our lenders.

(Back to Index)

(Back to Index)

At March 31, 2024, we had financing arrangements as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	June 2028	$500,000	$64,495	$435,505
CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A.	October 2018	July 2026	250,000	94,269	155,731
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2024	250,000	72,918	177,082
Mortgages Payable
ReadyCap Commercial, LLC (3)	April 2022	April 2025	20,375	19,624	751
Oceanview Life and Annuity Company (4)	January 2023	February 2025	48,000	17,775	30,225
Florida Pace Funding Agency (5)	January 2023	January 2053	15,510	15,510	-
Total				$284,591

(1)
Excludes deferred debt issuance costs of $2.7 million.
(2)
Excludes accrued interest payable of $544,000 and deferred debt issuance costs of $1.9 million.
(3)
Excludes deferred debt issuance costs of $207,000.
(4)
Excludes deferred debt issuance costs of $1.0 million.
(5)
Excludes deferred debt issuance costs of $415,000.

The following table summarizes the average principal outstanding during the three months ended March 31, 2024 and December 31, 2023 and the principal outstanding on our financing arrangements at March 31, 2024 and December 31, 2023 (in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2024	March 31, 2024	Three Months Ended December 31, 2023	December 31, 2023
	Average Principal Outstanding	Principal Outstanding	Average Principal Outstanding	Principal Outstanding
Financing Arrangement
Senior secured financing facility (1)	$64,495	$64,495	$64,495	$64,495
Term warehouse financing facilities - CRE loans (2)	177,743	167,187	226,373	170,322
Total	$242,238	$231,682	$290,868	$234,817

(1)
Principal outstanding excludes accrued interest payable of $310,000 and $311,000 and deferred debt issuance costs of $2.7 million and $2.9 million at March 31, 2024 and December 31, 2023, respectively.
(2)
Principal outstanding excludes accrued interest payable of $544,000 and $539,000 and deferred debt issuance costs of $1.9 million and $2.3 million at March 31, 2024 and December 31, 2023, respectively.

(Back to Index)

(Back to Index)

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Financing Arrangement
Senior secured financing facility	$64,495	$64,495
Term warehouse financing facilities - CRE loans	189,563	333,834

Historically, we have financed the acquisition of our investments through collateralized debt obligations ("CDO") and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through March 31, 2024, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands):

	Cash Distributions		Overcollateralization Cushion (1)		Annualized Interest Coverage Cushion (2)(3)
Name	Three Months Ended March 31, 2024	Year Ended December 31, 2023	March 31, 2024	Initial Measurement Date	March 31, 2024	Reinvestment Period End (4)
ACR 2021-FL1	$4,527	$24,923	$19,119	$6,758	$10,450	May 2023
ACR 2021-FL2	5,064	19,652	10,495	5,652	8,028	December 2023

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

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At March 31, 2024 and December 31, 2023, our leverage ratio under GAAP was 3.7 and 3.8 times, respectively. The leverage ratio decreased during the period due to the net decrease in borrowings in combination with a net decrease to total equity.

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

(Back to Index)

(Back to Index)

At March 31, 2024, we have $46.6 million of cumulative net operating losses (“NOL”) to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act (“TCJA”), along with revisions made by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period. Additionally, we have cumulative total net capital losses of $121.9 million, which are set to expire at December 31, 2025.

We also have tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. At March 31, 2024, our TRSs have $60.2 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $20.4 million of NOLs with an indefinite carryforward period. Additionally, our TRSs have cumulative total net capital losses of $1.0 million, which are set to expire at December 31, 2024.

Distributions

We did not pay distributions on our common shares during the three months ended March 31, 2024 as we were focused on prudently retaining and managing sufficient excess liquidity. As a result of losses during 2020, we received significant NOL carryforwards and net capital loss carryforwards, as finalized in our 2020 tax return. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our earnings available for distribution, our Board expects to establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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
(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At March 31, 2024:
CRE securitizations	$1,151,483	$—	$—	$—	$1,151,483
Senior secured financing facility (1)	64,495	—	—	64,495	—
CRE - term warehouse financing facilities (2)	167,731	73,133	94,598	—	—
Mortgages payable (3)	52,909	17,775	19,624	—	15,510
5.75% Senior Unsecured Notes (4)	150,000	—	150,000	—	—
Unsecured junior subordinated debentures (5)	51,548	—	—	—	51,548
Lease liabilities (6)	854,021	1,643	5,697	6,225	840,456
Unfunded commitments on CRE loans (7)	97,415	48,787	48,628	—	—
Base management fees (8)	6,489	6,489	—	—	—
Total	$2,596,091	$147,827	$318,547	$70,720	$2,058,997

(1)
Excludes $310,000 of accrued interest payable.
(2)
Includes $544,000 of accrued interest payable.
(3)
Excludes $146,000 of accrued interest payable.
(4)
Excludes $21.6 million of interest expense payable through maturity in August 2026.
(5)
Excludes $26.2 million and $27.3 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(6)
Lease liabilities includes a ground rent lease for a hotel property with a term of 92 years and an annual growth rate of 3%.
(7)
Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At March 31, 2024, we had unfunded commitments on 48 CRE whole loans.
(8)
Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At March 31, 2024, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. Except as set forth below, at March 31, 2024, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $97.4 million and $109.4 million in unfunded loan commitments at March 31, 2024 and December 31, 2023, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

In connection with our investment in the student housing complex, ACRES RF entered into guarantees related to the Construction Loan. Pursuant to the guarantees, Jason Pollack, Frank Dellaglio and ACRES RF (collectively, the "Guarantors"), for the benefit of Oceanview, provided limited "bad boy" guaranties to Oceanview pursuant to the Construction Loan Agreement until the earlier of the payment in full of the indebtedness or the date of a sale of the property pursuant to a foreclosure of the mortgage or deed or other transfer in lieu of foreclosure is accepted by Oceanview. The Guarantors also entered into a Completion Guaranty Agreement for the benefit of Oceanview to guaranty the timely completion of the project in accordance with the Construction Loan Agreement, as well as a Carry Guaranty Agreement, for the benefit of Oceanview to guaranty and unconditional payment by Chapel Drive East, LLC of all customary or necessary costs and expenses incurred in connection with the operation, maintenance and management of the property and an Environmental Indemnity Agreement jointly and severally in favor of Oceanview whereby the Guarantors provided environmental representations and warranties, covenants and indemnifications (collectively the "Guaranties"). The Guaranties include certain financial covenants required of ACRES RF, including required net worth and liquidity requirements.

(Back to Index)

(Back to Index)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2024, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed. Additionally, refer to Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on risks we face.

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

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At March 31, 2024, 77.0% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of six months.

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

Counterparty Risk

The nature of our business requires us to hold our cash and cash equivalents and obtain financing with various financial institutions. This exposes us to the risk that these financial institutions may not fulfill their obligations to us under these various contractual arrangements. We mitigate this exposure by depositing our cash and cash equivalents and entering into financing agreements with high credit-quality institutions.

Financing Risk

We finance our target assets using our CRE debt securitizations, a senior secured financing facility, warehouse financing facilities and mortgage payables. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing, or to increase the costs of that financing.

(Back to Index)

(Back to Index)

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At March 31, 2024, 99.7% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 0.3% of our CRE loan portfolio by par value has a contractual fixed rate of interest. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.8 billion had a weighted-average benchmark floor of 0.74% at March 31, 2024.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended March 31, 2024
At March 31, 2024	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Decrease to Net Interest Income	Decrease to Net Interest Income Per Share	Increase to Net Interest Income	Increase to Net Interest Income Per Share
$340,188	$(855)	$(0.11)	$862	$0.11

(1)
Includes our floating-rate CRE loans at March 31, 2024.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1. LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. Except as discussed below, we are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2024.

Our subsidiary, Primary Capital Mortgage, LLC (“PCM”), is subject to potential litigation related to claims for repurchases or indemnifications on loans that PCM has sold to third parties. At March 31, 2024 and December 31, 2023, no such litigation demand was outstanding. Reserves for such litigation demands are included in the reserve for mortgage repurchases and indemnifications that totaled $1.0 million and $1.1 million at March 31, 2024 and December 31, 2023, respectively. The reserves for mortgage repurchases and indemnifications are included in liabilities held for sale on the consolidated balance sheets. At March 31, 2024, we have substantially completed disposing of PCM’s business.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”), except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock. In November 2023, our Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock. At March 31, 2024, $5.6 million remains available under this repurchase program.

The following table presents information about our common and preferred stock repurchases made during the three months ended March 31, 2024 in accordance with our repurchase program (dollars in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 2, 2024 - January 31, 2024	75,138	$9.86	75,138	$9,087,747
January 17, 2024 (2)	100,000	21.57	100,000	6,932,747
February 1, 2024 - February 29, 2024	52,195	10.14	52,195	6,404,704
March 1, 2024 - March 28, 2024	67,494	11.84	67,494	5,607,039

(1)
The average price paid per share as reflected above includes broker fees and commissions.
(2)
These repurchases pertain to our Series D Cumulative Preferred Stock. All other repurchases listed pertain to our common stock.

On February 9, 2024, we issued 1,911 shares of common stock to our Manager, ACRES Capital, LLC, representing the equity portion of the fourth quarter 2023 incentive compensation that was payable at December 31, 2023, in accordance with our Fourth Amended and Restated Management Agreement, as amended. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

(Back to Index)

(Back to Index)

On May 7, 2024, the Company issued a total of 333,333 shares of common stock under its Manager Incentive Plan to ACRES Share Holdings, LLC, a subsidiary of the Manager and under its Third Amended and Restated Omnibus Equity Compensation Plan to the Company’s directors (with the exception of Messrs. Fentress and Fogel), after the Company reached the established per share book value target of $27.00 per share. Each grant vests 25% over four years. Of this amount, ACRES Share Holdings, LLC was granted 295,237 shares of common stock and now holds approximately 12.1% of the Company’s outstanding common stock. Shares issued to ACRES Share Holdings, LLC under the Management Incentive Plan were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On May 7, 2024, the Company granted ACRES Share Holdings, LLC a stock ownership waiver allowing it to exceed the 9.8% ownership limitations set forth in the Company's charter. The stock ownership waiver allows ACRES Share Holdings, LLC to hold up to 15% of the Company's outstanding shares of common stock.

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

10.1(d)	Third Amendment to Fourth Amended and Restated Management Agreement, dated February 15, 2024, by and among ACRES Commercial Realty Corp., ACRES Capital, LLC and ACRES Capital Corp.(45)
10.2(a)	Second Amended and Restated Omnibus Equity Compensation Plan. (14)
10.2(b)	Amendment No. 1 to the Exantas Capital Corp. Second Amended and Restated Omnibus Equity Compensation Plan. (17)
10.2(c)	Third Amended and Restated Omnibus Equity Compensation Plan. (23)
10.2(d)	Form of Stock Award Agreement. (8)
10.2(e)	Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (8)
10.3	Form of Indemnification Agreement. (11)
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

10.4(j)	Guaranty, dated May 25, 2021 between Exantas Phili Holdings, LLC in favor of the Secured Parties. (36)
10.4(k)	Guaranty, dated May 25, 2021 between 65 E. Wacker Holdings, LLC in favor of the Secured Parties. (36)
10.4(l)	Guaranty, dated May 25, 2021 between Plymouth Meeting Holdings, LLC in favor of the Secured Parties. (36)
10.4(m)	Pledge and Guaranty Agreement, dated August 16, 2021 between ACRES Real Estate TRS 9 LLC in favor of the Secured Parties. (36)
10.4(n)	Guaranty, dated April 12, 2022 between Appleton Hotel Holdings, LLC and Appleton Hotel Leasing, LLC in favor of the Secured Parties. (36)
10.5(a)	Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (16)
10.5(b)	Agreement between the Company, OCM XAN Holdings PT, LLC and the Massachusetts Mutual Life Insurance Company, dated August 18, 2021. (29)
10.5(c)	Amendment No. 1 to Note and Warrant Purchase Agreement, dated January 31, 2022, between ACRES Commercial Realty Corp. and the Purchasers signatory thereto. (34)
10.6	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (16)
10.7(a)	Manager Incentive Plan. (23)
10.7(b)	Form of Stock Award Agreement Under the Manager Incentive Plan. (26)
10.8	Equity Distribution Agreement, dated October 4, 2021, by and among ACRES Commercial Realty Corp., ACRES Capital, LLC and JonesTrading Institutional Services LLC. (31)
10.9(a)	Building Loan Agreement, dated as of January 24, 2023 between Chapel Drive East, LLC and Oceanview Life and Annuity Company. (42)
10.9(b)	Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (39)
10.9(c)	Completion Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (39)
10.9(d)	Carry Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (39)
10.9(e)	Environmental Indemnity Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. in favor of Oceanview Life and Annuity Company. (39)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
97.1	Policy for the Recovery of Erroneously Awarded Compensation. (45)
99.1(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (13)
99.1(b)	First Amendment to Uncommitted Master Repurchase Agreement dated as of August 14, 2020 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (20)
99.1(c)	Amendment No. 2 to Master Repurchase Agreement, dated September 1, 2021 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (30)
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

99.2(c)	Guaranty made by ACRES Commercial Realty Corp., as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC, dated November 3, 2021. (33)
99.2(d)	Amendment No. 1 to Guaranty, dated November 18, 2022 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (41)
99.2(e)	Amendment No. 2 to Guaranty, dated November 3, 2023 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (44)
99.3	Material Federal Income Tax Considerations. (45)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
104	Cover Page Interactive Data File.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(8)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(11)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(14)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(15)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(17)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(20)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(22)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(23)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.
(29)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2021.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2021.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2021.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2021.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2022.
(35)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(36)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
(37)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 27, 2022.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 30, 2022.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2023.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 22, 2022.
(41)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2022.
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2023.
(44)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
(45)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

May 8, 2024	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

May 8, 2024	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Senior Vice President
Chief Financial Officer and Treasurer

May 8, 2024	By:	/s/ Linda M. Kilpatrick
Linda M. Kilpatrick
Vice President
Chief Accounting Officer and Controller

(Back to Index)