Form 10-Q
period 2024-06-30
ACRES Commercial Realty Corp.
filed 2024-08-06
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of outstanding shares of the registrant’s common stock on August 2, 2024 was 7,873,232 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1. FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$89,622	$83,449
Restricted cash	1,971	8,437
Accrued interest receivable	12,555	11,783
CRE loans	1,713,711	1,857,093
Less: allowance for credit losses	(34,990)	(28,757)
CRE loans, net	1,678,721	1,828,336
Principal paydowns receivable	2,500	—
Loan receivable - related party	10,850	10,975
Investments in unconsolidated entities	21,630	1,548
Properties held for sale	63,341	62,605
Investments in real estate	182,403	157,621
Right of use assets	19,706	19,879
Intangible assets	7,395	7,882
Other assets	4,548	3,590
Total assets	$2,095,242	$2,196,105
LIABILITIES (2)
Accounts payable and other liabilities	$9,438	$13,963
Management fee payable - related party	540	584
Accrued interest payable	7,881	8,459
Borrowings	1,582,031	1,676,200
Lease liabilities	44,592	44,276
Distributions payable	3,229	3,262
Accrued tax liability	16	121
Liabilities held for sale	3,123	3,025
Total liabilities	1,650,850	1,749,890
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,507,857 and 4,607,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 7,903,175 and 7,878,216 shares issued and outstanding (including 574,538 and 416,675 unvested restricted shares)	8	8
Additional paid-in capital	1,165,176	1,169,970
Accumulated other comprehensive loss	(4,006)	(4,801)
Distributions in excess of earnings	(727,182)	(729,391)
Total stockholders’ equity	434,006	435,796
Non-controlling interests	10,386	10,419
Total equity	444,392	446,215
TOTAL LIABILITIES AND EQUITY	$2,095,242	$2,196,105

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$190	$220
Accrued interest receivable	9,954	9,188
CRE loans, pledged as collateral (3)	1,353,610	1,466,463
Principal paydown receivable	2,500	—
Prepaid Expenses	30	—
Other assets	155	71
Total assets of consolidated VIEs	$1,366,439	$1,475,942
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$91	$143
Accrued interest payable	2,821	3,828
Borrowings	1,093,953	1,204,569
Total liabilities of consolidated VIEs	$1,096,865	$1,208,540

(3)
Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Interest income:
CRE loans	$40,340	$46,351	$82,206	$90,821
Other	726	797	1,471	1,656
Total interest income	41,066	47,148	83,677	92,477
Interest expense	30,311	32,442	61,562	63,817
Net interest income	10,755	14,706	22,115	28,660
Real estate income	10,143	8,879	17,514	15,950
Other revenue	38	37	75	70
Total revenues	20,936	23,622	39,704	44,680
OPERATING EXPENSES
General and administrative	2,356	2,348	5,611	5,327
Real estate expenses	9,736	10,492	19,267	19,352
Management fees - related party	1,620	1,890	3,247	3,663
Equity compensation - related party	814	719	1,291	1,613
Corporate depreciation and amortization	16	23	24	46
Provision for credit losses, net	1,337	2,700	6,233	7,796
Total operating expenses	15,879	18,172	35,673	37,797
	5,057	5,450	4,031	6,883
OTHER INCOME (EXPENSE)
Equity in losses of unconsolidated subsidiaries	(41)	—	(41)	—
Gain on conversion of real estate	—	—	5,835	—
Gain on sale of real estate	—	—	—	745
Other income	1,435	242	1,550	352
Total other income	1,394	242	7,344	1,097
INCOME BEFORE TAXES	6,451	5,692	11,375	7,980
Income tax expense	(54)	(134)	(54)	(129)
NET INCOME	6,397	5,558	11,321	7,851
Net income allocated to preferred shares	(4,806)	(4,856)	(9,628)	(9,711)
Carrying value in excess of consideration paid for preferred shares	—	—	242	—
Net loss allocable to non-controlling interest, net of taxes	62	115	274	261
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$1,653	$817	$2,209	$(1,599)
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.22	$0.10	$0.29	$(0.19)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.21	$0.10	$0.28	$(0.19)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	7,664,077	8,451,973	7,709,104	8,476,059
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	7,841,753	8,534,558	7,937,784	8,476,059

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$6,397	$5,558	$11,321	$7,851
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in net income	398	397	795	790
Total other comprehensive income	398	397	795	790
Comprehensive income before allocation to preferred shares	6,795	5,955	12,116	8,641
Net loss allocated to non-controlling interests shares	62	115	274	261
Carrying value in excess of consideration paid for preferred shares	—	—	242	—
Net income allocated to preferred shares	(4,806)	(4,856)	(9,628)	(9,711)
Comprehensive income (loss) allocable to common shares	$2,051	$1,214	$3,004	$(809)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2023	7,878,216	$8	$5	$5	$1,169,970	$(4,801)	$(729,391)	$435,796	$10,419	$446,215
Purchase and retirement of common stock	(194,827)	—	—	—	(2,068)	—	—	(2,068)	—	(2,068)
Stock-based compensation	1,911	—	—	—	19	—	—	19	—	19
Amortization of stock-based compensation	—	—	—	—	477	—	—	477	—	477
Preferred stock redemption	—	—	—	—	(2,399)	—	242	(2,157)	—	(2,157)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	180	180
Net income	—	—	—	—	—	—	5,136	5,136	(212)	4,924
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,822)	(4,822)	—	(4,822)
Amortization of terminated derivatives	—	—	—	—	—	397	—	397	—	397
Balance, March 31, 2024	7,685,300	$8	$5	$5	$1,165,999	$(4,404)	$(728,835)	$432,778	$10,387	$443,165
Purchase and retirement of common stock	(115,458)	—	—	—	(1,555)	—	—	(1,555)	—	(1,555)
Stock-based compensation	333,333	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	(82)	—	—	(82)	—	(82)
Amortization of stock-based compensation	—	—	—	—	814	—	—	814	—	814
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	61	61
Net income	—	—	—	—	—	—	6,459	6,459	(62)	6,397
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,806)	(4,806)	—	(4,806)
Amortization of terminated derivatives	—	—	—	—	—	398	—	398	—	398
Balance, June 30, 2024	7,903,175	$8	$5	$5	$1,165,176	$(4,006)	$(727,182)	$434,006	$10,386	$444,392

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (Continued)

(in thousands, except share data)

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

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,321	$7,851
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, net	6,233	7,796
Depreciation, amortization and accretion	3,375	2,683
Amortization of stock-based compensation	1,291	1,613
Gain on conversion of real estate	(5,835)	—
Gain on sale of real estate	—	(745)
Equity in losses of unconsolidated subsidiaries	41	—
Changes in operating assets and liabilities	(6,215)	5,270
Net cash provided by operating activities	10,211	24,468
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal fundings of CRE loans	(20,556)	(66,885)
Principal payments received on loans	149,511	141,430
Investments in real estate	(26,418)	(15,352)
Proceeds from sale of real estate	—	14,309
Principal payments received on loan - related party	125	150
Net cash provided by investing activities	102,662	73,652
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	(82)	—
Repurchase of common stock	(3,623)	(1,956)
Repurchase of preferred stock	(2,157)	—
Proceeds from borrowings:
Warehouse financing facilities and repurchase agreements	19,168	11,888
Mortgages payable	21,499	144
Payments on borrowings:
Securitizations	(112,215)	(851)
Senior secured financing facility	(1,397)	(40,554)
Warehouse financing facilities and repurchase agreements	(24,938)	(89,606)
Payment of debt issuance costs	—	(3,787)
Proceeds received from non-controlling interests	241	3,865
Distributions paid on preferred stock	(9,662)	(9,711)
Net cash used in financing activities	(113,166)	(130,568)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(293)	(32,448)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	91,886	104,811
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$91,593	$72,363

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

NOTE 1 - ORGANIZATION

ACRES Commercial Realty Corp., a Maryland corporation, along with its subsidiaries (collectively, the "Company"), is a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate ("CRE") mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. The Company’s manager is ACRES Capital, LLC (the "Manager"), a subsidiary of ACRES Capital Corp. (collectively, "ACRES"), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial property in top United States ("U.S.") markets.

The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.

The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company’s core assets are consolidated through its investment in ACRES Realty Funding, Inc. ("ACRES RF"), a wholly-owned subsidiary that holds CRE loans, investments in commercial real estate properties and investments in CRE securitizations, which are consolidated as variable interest entities ("VIEs") as discussed in Note 3.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("GAAP"). In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows.

Principles of Consolidation

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2024 and December 31, 2023, $86.7 million and $81.1 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure. The Company has not experienced, and does not expect, any losses on its cash and cash equivalents.

Restricted cash includes required account balance minimums primarily for the Company’s CRE debt securitizations as well as cash held in the syndicated corporate loan collateralized debt obligations ("CDOs").

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$89,622	$57,112
Restricted cash	1,971	15,251
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$91,593	$72,363

Investments in Real Estate

The Company depreciates investments in real estate and amortizes related intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	8 to 35 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures and equipment	3 to 12 years
Right of use assets	7 to 94 years
Intangible assets	90 days to 18 years
Lease liabilities	7 to 94 years

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $21.5 million) at June 30, 2024, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

Earnings per Share

The Company presents both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

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

June 30, 2024

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of two VIEs at both June 30, 2024 and December 31, 2023 (collectively, the "Consolidated VIEs").

The Consolidated VIEs are CRE securitizations that were formed on behalf of the Company to invest in CRE whole loans that were financed by the issuance of debt securities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. The Consolidated VIEs are accounted for as secured borrowings in accordance with GAAP.

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the six months ended June 30, 2024 and 2023, the Company did not provide any financial support to either of its Consolidated VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to either of its Consolidated VIEs.

In April 2022, the Company contributed an initial investment of $13.0 million for a 72.1% interest in Charles Street-ACRES FSU Student Venture, LLC (the "FSU Student Venture"). The FSU Student Venture, a joint venture between the Company and two unrelated third parties, was formed for the purpose of developing a student housing project. The FSU Student Venture was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members all have the following characteristics: (1) the power to direct activities (2) the obligation to absorb losses and (3) the right to receive residual returns. However, the Company consolidated the FSU Student Venture due to its 72.1% interest that provides the Company with control over all major decisions of the joint venture. The portion of the joint venture that the Company does not own is presented as non-controlling interest at and for the periods presented in the Company’s consolidated financial statements.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at June 30, 2024. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of each of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at June 30, 2024. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

65 E. Wacker Joint Venture, LLC

In March 2024, the Company contributed its interest in an East North Central office property to form a joint venture (the "Venture") with an unrelated third-party ("Managing Member") for the purpose of converting the office property to multifamily units. At the date of contribution, the office property had a fair value of $20.3 million. The Managing Member is responsible for the day-to-day operations of the Venture, but the Company and the Managing Member must each approve all major decisions related to the operations, financing or disposition of the Venture before any major decision can be taken. The Company accounts for its investment in the Venture as an equity method investment within investments in unconsolidated entities in its consolidated financial statements.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at June 30, 2024 (in thousands):

	Unsecured Junior Subordinated Debentures	65 E Wacker Joint Venture, LLC	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$31	$—	$31	$—
Investments in unconsolidated entities	1,548	20,082	21,630	21,630
Total assets	1,579	20,082	21,661

LIABILITIES
Accrued interest payable	417	—	417	N/A
Borrowings	51,548	—	51,548	N/A
Total liabilities	51,965	—	51,965
Net (liability) asset	$(50,386)	$20,082	$(30,304)

At June 30, 2024, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Supplemental cash flows:
Interest expense paid in cash	$58,131	$60,035
Income taxes paid in cash	83	101
Non-cash investing activities include the following:
Transfer of whole loan to investment in real estate	$20,123	$20,900
Transfer of investment in real estate to investment in unconsolidated entities	(20,123)	(20,900)
Non-cash financing activities include the following:
Incentive compensation paid in common stock	$19	$234
Distributions on preferred stock accrued but not paid	3,229	3,262
Capitalized amortization of deferred debt issuance costs	614	—
Capitalized interest	964	—

NOTE 5 - LOANS

The following is a summary of the Company’s CRE loans held for investment by asset type (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At June 30, 2024:
Whole loans (5)(6)(7)	63	$1,712,987	$(3,976)	$1,709,011	$(30,290)	$1,678,721	1M BR plus 2.50% to 1M BR plus 8.61%	July 2024 to July 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,717,687	$(3,976)	$1,713,711	$(34,990)	$1,678,721

At December 31, 2023:
Whole loans (5)(6)	69	$1,858,265	$(5,872)	$1,852,393	$(24,057)	$1,828,336	1M BR plus 2.50% to 1M BR plus 8.61%	January 2024 to January 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,862,965	$(5,872)	$1,857,093	$(28,757)	$1,828,336

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

(1)
Amounts include unamortized loan origination fees of $3.1 million and $5.8 million and deferred amendment fees of $902,000 and $110,000 at June 30, 2024 and December 31, 2023, respectively.
(2)
Benchmark rates ("BR") comprise one-month Term Secured Overnight Financing Rate ("SOFR"). Weighted-average one-month benchmark rates were 5.38% and 5.39% at June 30, 2024 and December 31, 2023, respectively. Additionally, weighted-average benchmark rate floors were 0.75% and 0.70% at June 30, 2024 and December 31, 2023, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude one and three whole loans, with amortized costs of $14.4 million and $41.2 million, in maturity default at June 30, 2024 and December 31, 2023, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at June 30, 2024 and December 31, 2023.
(6)
CRE whole loans had $89.1 million and $109.4 million in unfunded loan commitments at June 30, 2024 and December 31, 2023, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained.
(7)
Includes a mezzanine loan of $2.1 million, at amortized cost, that has a fixed interest rate of 15.0% at June 30, 2024.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

The following is a summary of the Company’s CRE loans held for investment by property type and geographic location (dollars in thousands, except amounts in footnotes):

	June 30, 2024		December 31, 2023
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Multifamily	$1,333,273	79.4%	$1,453,681	79.6%
Office (1)(2)	229,276	13.7%	247,410	13.5%
Hotel	67,541	4.0%	70,857	3.9%
Self-Storage	48,631	2.9%	48,363	2.6%
Retail (3)	—	0.0%	8,025	0.4%
Total	$1,678,721	100%	$1,828,336	100%

(1)
Includes one and two whole loans in maturity default with carrying values of $14.4 million and $33.1 million at June 30, 2024 and December 31, 2023, respectively.
(2)
Includes one mezzanine loan with a par value of $4.7 million that is fully reserved at both June 30, 2024 and December 31, 2023.
(3)
Comprises one whole loan in maturity default at December 31, 2023.

	June 30, 2024		December 31, 2023
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Southwest (1)	$464,051	27.6%	$484,902	26.6%
Southeast	315,470	18.8%	401,624	22.0%
Mountain	275,437	16.4%	275,120	15.0%
Mid Atlantic	239,217	14.2%	236,104	12.9%
Pacific	165,358	9.9%	169,789	9.3%
Northeast (2)	133,279	7.9%	161,172	8.8%
East North Central (3)	46,220	2.8%	60,401	3.3%
West North Central	39,689	2.4%	39,224	2.1%
Total	$1,678,721	100%	$1,828,336	100%

(1)
Includes one whole loan in maturity default with a carrying value of $14.4 million and $19.1 million at June 30, 2024 and December 31, 2023, respectively.
(2)
Includes one whole loan in maturity default with a carrying value of $8.0 million at December 31, 2023 that paid off at par during the second quarter 2024. Also includes one mezzanine loan with a par value of $4.7 million that is fully reserved at both June 30, 2024 and December 31, 2023.
(3)
Includes one whole loan in maturity default with a carrying value of $14.0 million at December 31, 2023. The Company took title to the underlying property via deed-in-lieu of foreclosure in the first quarter 2024.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2024	2025	2026 and Thereafter	Total
At June 30, 2024:
Whole loans (1)	$448,633	$983,679	$262,301	$1,694,613
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$448,633	$983,679	$267,001	$1,699,313

Description	2024	2025	2026 and Thereafter	Total
At December 31, 2023:
Whole loans (1)	$916,985	$814,772	$79,484	$1,811,241
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$916,985	$814,772	$84,184	$1,815,941

(1)
Maturity dates exclude one and three whole loans, with amortized costs of $14.4 million and $41.2 million, in maturity default at June 30, 2024 and December 31, 2023, respectively.
(2)
At June 30, 2024, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $5.6 million, $101.5 million and $1.6 billion in 2024, 2025 and 2026 and thereafter, respectively. At December 31, 2023, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $80.4 million, $101.7 million and $1.6 billion in 2024, 2025 and 2026 and thereafter, respectively.

At June 30, 2024 and December 31, 2023, no single loan or investment represented more than 10% of the Company’s total assets, and no single investment group generated over 10% of the Company’s revenue.
NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the six months ended June 30, 2024 and the year ended December 31, 2023 (in thousands):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Allowance for credit losses at beginning of period	$28,757	$18,803
Provision for credit losses	6,233	10,902
Charge offs	—	(948)
Allowance for credit losses at end of period	$34,990	$28,757

During the three and six months ended June 30, 2024, the Company recorded a provision for expected credit losses of $1.3 million and $6.2 million, respectively, primarily driven by worsening macroeconomic factors, including, but not limited to, higher interest rates lasting longer than expected pressuring CRE pricing, offset, in part, by a decrease in modeled credit risk resulting from payoffs and net improvements in property-level performance.

At both June 30, 2024 and December 31, 2023, the Company individually evaluated the following loans for impairment:

•
An office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both June 30, 2024 and December 31, 2023. The Company fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at June 30, 2024. The loan entered payment default in February 2023 and has been placed on nonaccrual status.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

•
An office loan in the Southwest region, with a principal balance of $14.4 million and $19.1 million at June 30, 2024 and December 31, 2023, respectively, for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022 and was modified three times to extend its maturity to June 2022. The loan entered into payment default and was placed on nonaccrual status. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and May 2024, the Company agreed to temporarily defer its right to foreclose on the property. Additionally, at both June 30, 2024 and December 31, 2023, this loan had an as-is appraised value in excess of its principal, and, as such, had no CECL allowance. In July 2024, the Company foreclosed on this loan.

At June 30, 2024, the Company individually evaluated one additional loan:

•
One multifamily loan in the Southeast region, with a principal balance of $9.3 million at June 30, 2024 and December 31, 2023, respectively, for which foreclosure was determined to be probable. This loan had an as-is appraised value in excess of its principal, and, as such, had no CECL allowance at June 30, 2024.

At December 31, 2023, the Company had individually evaluated two additional loans for which resolutions were reached in fiscal year 2024:

•
A retail loan in the Northeast region, with a principal balance of $8.0 million at December 31, 2023, for which foreclosure was determined to be probable. The loan was modified in February 2021 to extend its maturity to December 2021. In December 2021, this loan entered payment default and was placed on nonaccrual status. The borrower filed for bankruptcy in 2023 and the property was sold to a third-party bidder at auction in February 2024. The sale closed in April 2024 at a purchase price of $8.3 million and the loan was paid off at par.
•
An office loan in the East North Central region with a principal balance of $14.0 million at December 31, 2023. During the year ended December 31, 2023, the loan entered into payment default and was placed on nonaccrual status. The loan had an as-is appraised value in excess of its principal and interest balances, and, as such, had no allowance for CECL at December 31, 2023. In March 2024, the Company accepted the deed-in-lieu of foreclosure in full satisfaction of the loan and recognized a $5.8 million gain upon conversion of the loan to real estate owned based on the property's fair value of $20.3 million as determined by a current appraisal. Upon receipt, the property was immediately contributed to a joint venture with an independent third party at its aforementioned fair value, and the Company's investment in that joint venture is included in investments in unconsolidated entities on the consolidated balance sheet (see Note 3).

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

June 30, 2024

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At June 30, 2024:
Whole loans, floating-rate	$74,447	$760,146	$510,578	$349,442	$14,398	$1,709,011
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$74,447	$760,146	$510,578	$349,442	$19,098	$1,713,711

At December 31, 2023:
Whole loans, floating-rate	$—	$973,424	$581,032	$256,785	$41,152	$1,852,393
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$973,424	$581,032	$256,785	$45,852	$1,857,093

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $12.5 million and $11.8 million at June 30, 2024 and December 31, 2023, respectively.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2024	2023	2022	2021	2020	Prior	Total (1)
At June 30, 2024:
Whole loans, floating-rate: (2)
Rating 1	$—	$—	$—	$74,447	$—	$—	$74,447
Rating 2	—	46,656	192,413	450,493	56,583	14,001	760,146
Rating 3	—	15,785	198,389	285,302	—	11,102	510,578
Rating 4	—	—	84,260	214,676	—	50,506	349,442
Rating 5	—	—	—	—	—	14,398	14,398
Total whole loans, floating-rate	—	62,441	475,062	1,024,918	56,583	90,007	1,709,011
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$—	$62,441	$475,062	$1,024,918	$56,583	$94,707	$1,713,711
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2023	2022	2021	2020	2019	Prior	Total (1)
At December 31, 2023:
Whole loans, floating-rate: (2)
Rating 2	$63,634	$212,175	$636,487	$22,556	$38,572	$—	$973,424
Rating 3	—	168,791	364,369	34,232	—	13,640	581,032
Rating 4	—	82,918	123,333	—	5,645	44,889	256,785
Rating 5	—	14,000	—	—	19,127	8,025	41,152
Total whole loans, floating-rate	63,634	477,884	1,124,189	56,788	63,344	66,554	1,852,393
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$63,634	$477,884	$1,124,189	$56,788	$63,344	$71,254	$1,857,093
Current Period Gross Write-Offs	$—	$—	$—	$—	$(948)	$—	$(948)

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $12.5 million and $11.8 million at June 30, 2024 and December 31, 2023, respectively.
(2)
Acquired CRE whole loans are grouped within each loan’s year of origination.

The Company has one additional mezzanine loan that was included in other assets held for sale, and that loan had no carrying value at both June 30, 2024 and December 31, 2023.

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis at the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At June 30, 2024:
Whole loans, floating-rate	$—	$—	$14,398	$14,398	$1,694,613	$1,709,011	$—
Mezzanine loan (4)	—	—	4,700	4,700	—	4,700	—
Total	$—	$—	$19,098	$19,098	$1,694,613	$1,713,711	$—

At December 31, 2023:
Whole loans, floating-rate	$—	$—	$41,152	$41,152	$1,811,241	$1,852,393	$19,127
Mezzanine loan (4)	—	—	4,700	4,700	—	4,700	—
Total	$—	$—	$45,852	$45,852	$1,811,241	$1,857,093	$19,127

(1)
During the three and six months ended June 30, 2024, the Company recognized interest income of $258,000 and $922,000, respectively, on one CRE whole loan with a principal payment past due greater than 90 days at June 30, 2024. During the three and six months ended June 30, 2023, the Company recognized interest income of $837,000 and $1.8 million, respectively, on one CRE whole loan with a principal payment past due greater than 90 days at June 30, 2023.
(2)
Includes three CRE whole loans, with total amortized costs of $88.5 million, that are past due on interest payments at June 30, 2024.
(3)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $12.5 million and $11.8 million at June 30, 2024 and December 31, 2023, respectively.
(4)
Fully reserved at both June 30, 2024 and December 31, 2023.

At June 30, 2024 and December 31, 2023, the Company had four and three CRE whole loans, with total amortized costs of $102.9 million and $41.2 million, respectively, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

Loan Modifications

The Company is required to disclose modifications where it determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the six months ended June 30, 2024, the Company entered into the following three loan modifications that required disclosure:

•
A multifamily loan with an amortized cost of $52.9 million, representing 3.1% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current interest rate from BR + 3.70% to BR + 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $44.1 million, representing 2.6% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from BR + 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

•
A multifamily loan with an amortized cost of $70.6 million, representing 4.1% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from January 2025 to January 2026 and (ii) provide for 2.00% per annum of the interest rate to be deferred until payoff. The Company also entered into a mezzanine loan with a total commitment of $6.0 million, of which $2.3 million was funded at June 30, 2024. The loan has a fixed rate of 15.00% that accrues and will be due at payoff in January 2026. In connection with the modification, the borrower renewed the interest rate cap.

These loans were performing in accordance with the modified contractual terms as of June 30, 2024. At June 30, 2024, these loans had a risk rating of "4." Loans with a risk rating of "4" are included in the determination of our general CECL reserves.

During the six months ended June 30, 2023, the Company did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

NOTE 7 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

At June 30, 2024, the Company held investments in six real estate properties, four of which are included in investments in real estate, and two of which are included in properties held for sale on the consolidated balance sheets.

The following table summarizes the book value of the Company’s acquired assets and assumed liabilities (in thousands, except amounts in the footnotes):

	June 30, 2024			December 31, 2023
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$188,808	$(6,455)	$182,353	$162,662	$(5,041)	$157,621
Right of use assets (2)(3)	19,664	(614)	19,050	19,664	(478)	19,186
Intangible assets (4)	11,474	(4,079)	7,395	11,474	(3,592)	7,882
Subtotal	219,946	(11,148)	208,798	193,800	(9,111)	184,689

Investments in real estate from lending activities:
Properties held for sale (5)	63,341	—	63,341	62,605	—	62,605
Total	283,287	(11,148)	272,139	256,405	(9,111)	247,294

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	61,796	2,206	64,002	40,297	1,489	41,786
Other liabilities	247	(238)	9	247	(220)	27
Lease liabilities (3)(6)	43,889	—	43,889	43,538	—	43,538
Subtotal	105,932	1,968	107,900	84,082	1,269	85,351

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,123	—	3,123	3,025	—	3,025
Total	109,055	1,968	111,023	87,107	1,269	88,376

Total net investments in real estate and properties held for sale (8)	$174,232		$161,116	$169,298		$158,918

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

(1)
Includes $38.4 million of land, which is not depreciable, at both June 30, 2024 and December 31, 2023. Also includes $70.6 million and $44.9 million of construction in progress, which is also not depreciable until placed in service, at June 30, 2024 and December 31, 2023, respectively.
(2)
Primarily comprised a $18.7 million and $19.2 million right of use asset, at June 30, 2024 and December 31, 2023, respectively, associated with the ground lease disclosed at footnote (6) below as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)
Primarily comprised a franchise intangible of $4.4 million and $4.7 million, a management contract intangible of $2.9 million and a customer list intangible of $134,000 and $223,000, at June 30, 2024 and December 31, 2023, respectively.
(5)
At June 30, 2024 and December 31, 2023, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, as well as an office property acquired via deed-in-lieu of foreclosure in June 2023.
(6)
Primarily comprised a $43.6 million ground lease with a remaining term of 92 years at June 30, 2024. Lease expense was $1.4 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively.
(7)
Comprised an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining. At June 30, 2024, 92 years remain in its term.

The Company recorded lease payments of $439,000 and $877,000 for the three and six months ended June 30, 2024, respectively, and $426,000 and $852,000 for the three and six months ended June 30, 2023, respectively. The Company recorded amortization of $51,000 and $102,000 during the three and six months ended June 30, 2024, respectively, related to the right of use asset and accretion of $634,000 and $1.3 million during the three and six months ended June 30, 2024, respectively, related to its ground lease liability. The Company recorded amortization of $51,000 and $102,000 during the three and six months ended June 30, 2023, respectively, related to the right of use asset and accretion of $615,000 and $1.2 million during the three and six months ended June 30, 2023, respectively, related to its ground lease liability.

During the three and six months ended June 30, 2024, the Company recorded amortization expense of $243,000 and $486,000, respectively, on its intangible assets. During the three and six months ended June 30, 2023, the Company recorded amortization expense of $251,000 and $503,000, respectively, on its intangible assets. The Company expects to record additional amortization expense of $486,000 during the remainder of fiscal year 2024. The Company also expects to record amortization expense of $793,000, $748,000, $748,000, $748,000 and $748,000 during the 2025, 2026, 2027, 2028 and 2029 fiscal years, respectively, on its intangible assets.

Subsequent to the end of the second quarter 2024, the Company completed foreclosure proceedings on an office property in the Southwest region.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

The following table summarizes the Company’s operating leases (in thousands):

	June 30, 2024	December 31, 2023
Operating Leases:
Right of use assets	$656	$693
Lease liabilities	$(703)	$(738)

Weighted average remaining lease term:	5.2 years	5.8 years
Weighted average discount rate (1):	8.70%	8.70%

(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

The following table summarizes the Company’s operating lease costs and cash payments for the periods presented (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Lease Cost:
Operating lease cost	$40	$40	$80	$115

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$39	$38	$77	$75

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2024	$79
2025	162
2026	166
2027	170
2028	174
Thereafter	131
Subtotal	882
Less: impact of discount	(179)
Total	$703

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at June 30, 2024 and December 31, 2023 and equity in earnings of unconsolidated entities for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

				Earnings (Losses) of Unconsolidated Entities
	Ownership %			For the Three Months Ended June 30,		For the Six Months Ended June 30,
	at June 30, 2024	June 30, 2024	December 31, 2023	2024	2023	2024	2023
Investment in RCT I and II (1)	3%	$1,548	$1,548	$38	$37	$75	$70
65 E. Wacker Joint Venture, LLC (2)	90%	20,082	—	(41)	—	(41)	—
Total		$21,630	$1,548	$(3)	$37	$34	$70

(1)
During the three months ended June 30, 2024 and 2023, dividends from the investments in RCT I's and RCT II's common shares are recorded in other revenue on the Company's consolidated statements of operations.
(2)
Refer to Note 3 for details regarding the Venture.

NOTE 10 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At June 30, 2024:
ACR 2021-FL1 Senior Notes	$605,958	$1,451	$604,507	6.96%	12.0 years	$733,378
ACR 2021-FL2 Senior Notes	491,867	2,421	489,446	7.30%	12.6 years	624,867
Senior secured financing facility	63,099	2,560	60,539	9.11%	3.6 years	159,893
CRE - term warehouse financing facilities (1)	165,092	1,575	163,517	7.97%	1.3 years	262,689
Mortgages payable	65,277	1,275	64,002	9.68%	7.4 years	101,751
5.75% Senior Unsecured Notes	150,000	1,528	148,472	5.75%	2.1 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	9.54%	12.2 years	—
Total	$1,592,841	$10,810	$1,582,031	7.34%	9.6 years	$1,882,578

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2023:
ACR 2021-FL1 Senior Notes	$643,040	$2,243	$640,797	6.98%	12.5 years	$770,460
ACR 2021-FL2 Senior Notes	567,000	3,227	563,773	7.28%	13.1 years	700,000
Senior secured financing facility	64,495	2,927	61,568	9.14%	4.1 years	157,722
CRE - term warehouse financing facilities (1)	170,861	2,273	168,588	7.96%	1.6 years	254,081
Mortgages payable	43,779	1,993	41,786	8.92%	11.3 years	83,739
5.75% Senior Unsecured Notes	150,000	1,860	148,140	5.75%	2.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	9.60%	12.7 years	—
Total	$1,690,723	$14,523	$1,676,200	7.28%	10.4 years	$1,966,002

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

(1)
Principal outstanding includes accrued interest payable of $452,000 and $539,000 at June 30, 2024 and December 31, 2023, respectively.

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at June 30, 2024 (in thousands):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through June 30, 2024
ACR 2021-FL1	May 2021	June 2036	May 2023	$69,265
ACR 2021-FL2	December 2021	January 2037	December 2023	$75,133

(1)
The reinvestment period is the period in which principal proceeds received may be used to acquire CRE loans for reinvestment into the securitization.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at both June 30, 2024 and December 31, 2023 were eliminated in consolidation.

ACR 2021-FL1

In May 2021, the Company closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd. ("ACR 2021-FL1"), an $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1. ACR 2021-FL1 included a reinvestment period, which ended in May 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. All of the notes issued mature in June 2036, although the Company has the right to call the notes beginning on the payment date in May 2023 and thereafter. As of June 30, 2024, the Company had not exercised this right.

ACR 2021-FL2

In December 2021, the Company closed ACRES Commercial Realty 2021-FL2 Issuer, Ltd. ("ACR 2021-FL2"), a $700.0 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2. Additionally, ACR 2021-FL2 included a reinvestment period, which ended in December 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. All of the notes issued mature in January 2037, although the Company has the right to call the notes beginning on the payment date in December 2023 and thereafter. As of June 30, 2024, the Company had not exercised this right.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

Financing Arrangements

Borrowings under the Company’s financing arrangements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to these arrangements (dollars in thousands, except amounts in footnotes):

	June 30, 2024				December 31, 2023
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$60,539	$159,893	6	9.11%	$61,568	$157,722	7	9.14%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	90,670	155,691	5	7.81%	74,694	125,044	4	7.82%
Morgan Stanley Mortgage Capital Holdings LLC (4)	72,847	106,998	6	8.17%	93,894	129,037	7	8.07%

Mortgages Payable
ReadyCap Commercial, LLC (5)	19,926	25,400	1	9.13%	19,365	25,400	1	9.16%
Oceanview Life and Annuity Company (6)(7)	28,978	76,351	1	11.33%	7,330	58,339	1	11.37%
Florida Pace Funding Agency (6)(8)	15,098	—	—	7.26%	15,091	—	—	7.26%
Total	$288,058	$524,333			$271,942	$495,542

(1)
Includes $2.6 million and $2.9 million of deferred debt issuance costs at June 30, 2024 and December 31, 2023, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $1.3 million and $1.6 million of deferred debt issuance costs at June 30, 2024 and December 31, 2023, respectively.
(4)
Includes $265,000 and $647,000 of deferred debt issuance costs at June 30, 2024 and December 31, 2023, respectively.
(5)
Includes $155,000 and $259,000 of deferred debt issuance costs at June 30, 2024 and December 31, 2023, respectively.
(6)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(7)
Includes $708,000 and $1.3 million of deferred debt issuance costs at June 30, 2024 and December 31, 2023, respectively.
(8)
Includes $412,000 and $419,000 of deferred debt issuance costs at June 30, 2024 and December 31, 2023, respectively.

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands, except amounts in footnotes):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At June 30, 2024:
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$97,096	3.6 years	9.11%
CRE - Term Warehouse Financing Facilities (1)(2)
JPMorgan Chase Bank, N. A.	$65,075	2.1 years	7.81%
Morgan Stanley Mortgage Capital Holdings LLC	$34,722	0.3 years	8.17%
Mortgages Payable
ReadyCap Commercial, LLC (3)	$5,217	0.8 years	9.13%
Oceanview Life and Annuity Company (4)(5)	$31,089	0.6 years	11.33%
Florida Pace Funding Agency (4)(5)	—	29.1 years	7.26%

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

June 30, 2024

(unaudited)

(5)
Outstanding borrowings are collateralized by a student housing construction project.

The Company was in compliance with all financial covenants in each of the respective agreements at June 30, 2024 and December 31, 2023.

Senior Secured Financing Facility

On July 31, 2020, an indirect, wholly owned subsidiary ("Holdings"), along with its direct wholly owned subsidiary (the "Borrower"), of the Company entered into a $250.0 million Loan and Servicing Agreement (the "MassMutual Loan Agreement") with MassMutual and the other lenders party thereto (the "Lenders"). The asset-based revolving loan facility (the "MassMutual Facility") provided under the MassMutual Loan Agreement has been used to finance the Company’s core CRE lending business. The MassMutual Facility initially had an interest rate of 5.75% per annum payable monthly and initially matured on July 31, 2027.

In December 2022, Holdings, the Borrower and the Lenders entered into an Amended and Restated Loan and Servicing Agreement, which amends and restates the MassMutual Loan Agreement, and reflects a senior secured term loan facility, not to exceed $500.0 million, composed of individual loan series issued upon mutual agreement of the Borrower and Lenders. Each loan series will be available for three months after the closing date agreed upon by the Borrower and Lender ("Commitment Period"), subject to the maximum dollar amount agreed upon for that series. The Commitment Period is subject to immediate termination upon the occurrence of an event of default. Each loan series will have a final maturity of five years from the issuance date for the loan series unless an additional time is mutually agreed upon by the Lenders and Borrower. The advance rate on portfolio assets will be mutually agreed upon by the Lenders and Borrower. Each loan series will have its own mutually agreed upon interest rate equal to one-month Term SOFR plus the applicable spread.

CRE - Term Warehouse Financing Facilities

In October 2018, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase agreement (the "JPMorgan Chase Facility") with JP Morgan Chase to finance the origination of CRE loans. As amended, the JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in July 2026.

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase and securities contract agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. As amended, the Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2024. The Company also has the right to request a one-year extension.

The Term Warehouse Financing Facilities are accounted for as secured borrowings in accordance with GAAP.

Mortgages Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a Loan Agreement (the "Mortgage") with ReadyCap Commercial, LLC ("ReadyCap") to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. Initially, the Mortgage charged interest of 30-day average SOFR plus a spread of 3.80%. In October 2022, the Mortgage was amended to charge interest of one-month Term SOFR plus a spread of 3.80%. The Mortgage matures in April 2025, subject to two one-year extension options.

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

June 30, 2024

(unaudited)

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

In connection with the Company's investment in the student housing complex, ACRES RF entered into guarantees related to the Construction Loan. Pursuant to the guarantees, Jason Pollack, Frank Dellaglio and ACRES RF (collectively, the "Guarantors"), for the benefit of Oceanview, provided limited "bad boy" guaranties to Oceanview pursuant to the Construction Loan Agreement until the earlier of the payment in full of the indebtedness or the date of a sale of the property pursuant to a foreclosure of the mortgage or deed or other transfer in lieu of foreclosure is accepted by Oceanview. The Guarantors also entered into a Completion Guaranty Agreement for the benefit of Oceanview to guaranty the timely completion of the project in accordance with the Construction Loan Agreement, as well as a Carry Guaranty Agreement, for the benefit of Oceanview to guaranty unconditional payment by Chapel Drive East, LLC of all customary or necessary costs and expenses incurred in connection with the operation, maintenance and management of the property and an Environmental Indemnity Agreement jointly and severally in favor of Oceanview whereby the Guarantors provided environmental representations and warranties, covenants and indemnifications (collectively the "Guaranties"). The Guaranties include certain financial covenants required of ACRES RF, including required net worth and liquidity requirements.

Corporate Debt

5.75% Senior Unsecured Notes Due 2026

On August 16, 2021, the Company issued $150.0 million of its 5.75% senior unsecured notes due 2026 (the "5.75% Senior Unsecured Notes") pursuant to its Indenture dated August 16, 2021 (the "Base Indenture"), between it and Wells Fargo, now Computershare Trust Company, N.A. ("CTC"), as trustee (the "Trustee"), as supplemented by the First Supplemental Indenture, dated August 16, 2021, between it and Wells Fargo (now CTC) (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"). Prior to May 15, 2026, the Company may at its option redeem the 5.75% Senior Unsecured Notes, in whole or in part, at a redemption price equal to the sum of (i) 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, and (ii) a make-whole premium. On or after May 15, 2026, the Company may at its option redeem the 5.75% Senior Unsecured Notes, at any time, in whole or in part, on not less than 15 nor more than 60 days’ prior notice, at a redemption price equal to 100% of the principal amount of the 5.75% Senior Unsecured Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at June 30, 2024 and December 31, 2023. The interest rates for RCT I and RCT II, at June 30, 2024, were 9.51% and 9.54%, respectively. The interest rates for RCT I and RCT II, at December 31, 2023, were 9.61% and 9.60%, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2024	2025	2026	2027	2028 and Thereafter
At June 30, 2024:
CRE securitizations	$1,097,825	$—	$—	$—	$—	$1,097,825
Senior Secured Financing Facility	63,099	—	—	—	49,599	13,500
CRE - term warehouse financing facilities (1)	165,092	73,112	—	91,980	—	—
Mortgages payable	65,277	—	49,767	—	—	15,510
5.75% Senior Unsecured Notes	150,000	—	—	150,000	—	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,592,841	$73,112	$49,767	$241,980	$49,599	$1,178,383

(1)
Includes accrued interest payable in the balances of principal outstanding.

NOTE 11 - SHARE ISSUANCE AND REPURCHASE

In May 2021, and subsequently in June 2021, the Company issued a total of 4.6 million shares of 7.875% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock") at a public offering price of $25.00 per share. The Company received net proceeds of $110.4 million after $4.6 million of underwriting discounts and other offering expenses. Dividends are payable quarterly in arrears at the end of January, April, July and October. The Series D Preferred Stock has no maturity date and the Company is not required to redeem the Series D Preferred Stock at any time. On or after May 21, 2026, the Company may, at its option, redeem the Series D Preferred Stock, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent ("JonesTrading"), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. Sales of the Series D Preferred Stock may be made in transactions that are deemed to be "at the market" offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During both the six months ended June 30, 2024 and the year ended December 31, 2023, the Company did not issue any Series D Preferred Stock through this agreement.

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

At June 30, 2024, the Company had 4.8 million shares of Series C Preferred Stock and 4.5 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

In November 2021, the board of directors, (the "Board"), authorized and approved the continued use of its existing share repurchase program to repurchase an additional $20.0 million of the outstanding shares of the Company's common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. In November 2023, the Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

During the six months ended June 30, 2024 and 2023, the Company repurchased $3.6 million and $2.0 million, respectively, of its common stock, representing 310,285 and 215,160 shares, respectively. Additionally, during the six months ended June 30, 2024, the Company repurchased $2.2 million, or 100,000 shares, of its Series D Preferred Stock. At June 30, 2024, $4.1 million of common and preferred stock remains available under this repurchase plan.

In connection with the Note and Warrant Purchase Agreement with Oaktree Capital Management, L.P. ("Oaktree") and Massachusetts Mutual Life Insurance Company ("MassMutual") dated July 31, 2020, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million, and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are classified as equity and recorded in additional paid-in capital on the consolidated balance sheets at their fair value of $3.1 million at issuance. The warrants are immediately exercisable on issuance at an exercise price of $0.03 per share, subject to certain potential adjustments, and expire seven years from the issuance date. The holder of the warrants can exercise with cash or as a net exercise. In July 2022, MassMutual exercised their warrants to purchase 74,666 shares. At June 30, 2024, the Oaktree warrants have not been exercised.

NOTE 12 - SHARE-BASED COMPENSATION

In June 2021, the Company’s shareholders approved the ACRES Commercial Realty Corp. Third Amended and Restated Omnibus Equity Compensation Plan (the "Omnibus Plan") and the ACRES Commercial Realty Corp. Manager Incentive Plan (the "Manager Plan" and together with the Omnibus Plan, the "Plans"). The Omnibus Plan was amended to (i) increase the number of shares authorized for issuance by an additional 1,100,000 shares of common stock, less any shares of common stock issued or subject to awards granted under the Manager Plan; and (ii) extend the expiration date of the Omnibus Plan from June 2029 to June 2031. The maximum number of shares that may be subject to awards granted under the Plans, determined on a combined basis, will be 1,700,817 shares of common stock.

The Omnibus Plan and the Manager Plan are administered by the compensation committee of the Company's Board (the "Compensation Committee"). In 2020, the Compensation Committee and the Board created parameters for equity awards, whereby they are no longer discretionary but are now based upon the Company’s achievement of performance parameters using book value of the common stock as the appropriate benchmark. See Note 16 for a description of awards made under the Manager Plan.

The Company recognized stock-based compensation expense of $814,000 and $1.3 million during the three and six months ended June 30, 2024 and $719,000 and $1.6 million, respectively, during the three and six months ended June 30, 2023, related to restricted stock.

In May 2024, the Company issued 295,237 shares of common stock to the Manager and 38,096 shares of common stock to the Company’s directors (with the exception of Messrs. Fentress and Fogel) under the Plans after the Company reached the established per share book value target of $27.00 per share. Each grant vests 25% per year over four years.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation may be paid in cash and at least 25% must be paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the three and six months ended June 30, 2024, the Company incurred no incentive compensation payable to the Manager. At June 30, 2024, there was no amount included in Management fee payable - related party on the consolidated balance sheets. During the three and six months ended June 30, 2023, the Company incurred incentive compensation expense payable to the Manager of $255,000 and $384,000, respectively, of which 50% was paid in cash and 50% was payable in common stock.

The Company issued 1,911 shares of common stock to the Manager during the six months ended June 30, 2024, pertaining to the portion of the fourth quarter 2023 incentive compensation that was payable in shares. Shares of common stock issued under the Management Agreement for incentive compensation vest immediately upon issuance.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2024	375,001	41,674	416,675	$14.07
Issued	297,148	38,096	335,244	13.90
Vested	(151,909)	(25,472)	(177,381)	14.52
Unvested shares at June 30, 2024	520,240	54,298	574,538	$13.83

The unvested restricted common stock shares are expected to vest during the following years:

Shares
2024	—
2025	245,952
2026	164,293
2027	82,139
2028	82,154
Total	574,538

At June 30, 2024, total unrecognized compensation costs relating to unvested restricted stock was $5.3 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 3.4 years.

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted income (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$6,397	$5,558	$11,321	$7,851
Net income allocated to preferred shares	(4,806)	(4,856)	(9,628)	(9,711)
Carrying value in excess of consideration paid for preferred shares	—	—	242	—
Net loss allocable to non-controlling interest, net of taxes	62	115	274	261
Net income (loss) allocable to common shares	$1,653	$817	$2,209	$(1,599)

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	7,272,082	8,059,978	7,317,109	8,084,064
Weighted average number of warrants outstanding (1)	391,995	391,995	391,995	391,995
Total weighted average number of common shares outstanding - basic	7,664,077	8,451,973	7,709,104	8,476,059
Effect of dilutive securities - unvested restricted stock	177,676	82,585	228,680	—
Weighted average number of common shares outstanding - diluted	7,841,753	8,534,558	7,937,784	8,476,059

Net income (loss) per common share - basic	$0.22	$0.10	$0.29	$(0.19)
Net income (loss) per common share - diluted	$0.21	$0.10	$0.28	$(0.19)

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

(1)
See Note 11 for further details regarding the warrants.
NOTE 14 - DISTRIBUTIONS

In order to qualify as a REIT, the Company must distribute at least 90% of its taxable income. In addition, the Company must distribute 100% of its taxable income in order to not be subject to corporate federal income taxes on retained income. The Company anticipates it will distribute substantially all of its taxable income to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as provisions for loan and lease losses and depreciation) and tax loss carryforwards, in certain circumstances the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow funds to make sufficient distribution payments.

The Company’s 2024 distributions are, and will be, determined by the Company's Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the three and six months ended June 30, 2024 and 2023, the Company did not pay any common share distributions.

The following table presents distributions declared (on a per share basis) for the six months ended June 30, 2024 and the year ended December 31, 2023 with respect to the Company's Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2024
June 30	July 31	$2,587	$0.5390625	July 31	$2,219	$0.4921875
March 31	April 30	2,588	0.5390625	April 30	2,219	0.4921875
2023
December 31	January 30, 2024	$2,588	$0.5390625	January 30, 2024	$2,268	$0.4921875
September 30	October 30	2,587	0.5390625	October 30	2,268	0.4921875
June 30	July 31	2,588	0.5390625	July 31	2,268	0.4921875
March 31	May 1	2,587	0.5390625	May 1	2,268	0.4921875

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the six months ended June 30, 2024 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2024	$(4,801)
Amounts reclassified from accumulated other comprehensive loss (1)	795
Balance at June 30, 2024	$(4,006)

(1)
Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the three and six months ended June 30, 2024, the Manager earned base management fees of $1.6 million and $3.2 million, respectively. For the three and six months ended June 30, 2023, the Manager earned base management fees of $1.7 million and $3.3 million, respectively.

For the three and six months ended June 30, 2024, the Manager did not earn an incentive management fee. For the three and six months ended June 30, 2023, the Manager earned incentive management fees of $255,000 and $384,000, respectively, of which 50% was paid in cash and 50% was paid in common stock.

At June 30, 2024 and December 31, 2023, $540,000 and $546,000, respectively, of base management fees were payable by the Company to the Manager. At June 30, 2024, there was no incentive management fee payable and at December 31, 2023, there was $38,000 of incentive management fees payable by the Company to the Manager.

The Manager and its affiliates provides the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax, and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations. These costs are recorded in general and administrative expenses on the consolidated statement of operations.

The Company reimbursed the Manager $1.1 million and $2.6 million, for the three and six months ended June 30, 2024, respectively, and $1.4 million and $2.3 million, for the three and six months ended June 30, 2023, respectively, for all such compensation and costs. At June 30, 2024 and December 31, 2023, the Company had payables to the Manager pursuant to the Management Agreement totaling $329,000 and $686,000, respectively, related to such compensation and costs. The Company’s base management fee payable and incentive management fee payable were recorded in management fee payable while expense reimbursement payables were recorded in accounts payable and other liabilities on the consolidated balance sheets, respectively.

On July 31, 2020, ACRES RF, a direct, wholly owned subsidiary of the Company, provided a $12.0 million loan (the "ACRES Loan") to ACRES Capital Corp. evidenced by the promissory note from ACRES Capital Corp.

The ACRES Loan accrues interest at 3.00% per annum payable monthly. The monthly amortization payment is $25,000. The ACRES Loan matures in July 2026, subject to two one-year extensions (at ACRES Capital Corp.’s option) subject to the payment of a 0.5% extension fee to ACRES RF on the outstanding principal amount of the ACRES Loan.

The Company recorded interest income of $82,000 and $166,000 for the three and six months ended June 30, 2024, respectively, and $85,000 and $169,000 for the three and six months ended June 30, 2023, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. At June 30, 2024 and December 31, 2023, the ACRES Loan had a principal balance of $10.9 million and $11.0 million, respectively, recorded in loan receivable - related party on the consolidated balance sheets. At June 30, 2024 and December 31, 2023, the ACRES Loan had $27,000 and no accrued interest receivable, respectively.

At June 30, 2024, the Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC ("ACRES Capital Servicing"), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing serves as special servicer of ACR 2021-FL1 and ACR 2021-FL2.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

During the three and six months ended June 30, 2024 and 2023, ACRES Capital Servicing received no portfolio servicing fees and earned $11,000 and $26,000, and $20,000 and $65,000, respectively, in special servicing fees, of which $4,000 and $7,000 and $12,000 and $47,000, respectively, was recorded as a reduction to interest income in the consolidated statements of operations.

Relationship with ACRES Commercial Mortgage, LLC. During the year ended December 31, 2023, subsequent to approval from its Board, the Company purchased a participation for $22.5 million in one CRE whole loan from ACRES Commercial Mortgage, LLC, an affiliate of ACRES Capital Corp. and the Manager. There was no activity for the six months ended June 30, 2024.

Relationship with ACRES Collateral Manager, LLC. ACRES Collateral Manager, LLC, an affiliate of ACRES Capital Corp. and the Manager, serves as the collateral manager of ACR 2021-FL1 and ACR 2021-FL2, a role for which it waived its fee.

Relationship with ACRES Development Management, LLC. ACRES Development Management, LLC ("DevCo") is a wholly owned subsidiary of ACRES Capital Corp., the parent of the Manager. DevCo acts in various capacities as a co-developer or owner’s representative for direct equity investments within the Company’s portfolio. In November 2021, December 2021 and April 2022, the joint venture entities of the three CRE equity investments acquired through direct investment entered into development agreements with DevCo (the "Development Agreements").

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. The Company incurred and paid fees for services rendered under these agreements of $82,000 and $206,000 for the three and six months ended June 30, 2024, respectively, and $91,000 and $145,000 for the three and six months ended June 30, 2023, respectively.

Relationship with ACRES Share Holdings, LLC. During the six months ended June 30, 2024, the Company issued 1,911 shares to ACRES Share Holdings, LLC in connection with the incentive compensation payable to the Manager under the Management Agreement. There was no activity for the three months ended June 30, 2024. The shares vested fully upon issuance pursuant to the Management Agreement.

During the three and six months ended June 30, 2024, the Company issued 295,237 restricted shares of common stock under the Manager Plan to ACRES Share Holdings, LLC after hitting the established per share book value hurdle. This grant vests 25% per year over four years. See Note 12 for further details.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at either June 30, 2024 and December 31, 2023.

The Company measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying value of the assets may be impaired. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or write-downs of an asset's value due to impairment.

During the six months ended June 30, 2024, the Company received a deed-in-lieu of foreclosure on a property that formerly collateralized a CRE whole loan. Upon receipt, the property was immediately contributed to a joint venture, and the Company's investment in that joint venture is included in investments in unconsolidated entities on the consolidated balance sheet. The property was appraised and determined to have a fair value of $20.3 million at the time of acquisition. Fair value was determined using a discounted cash flow valuation technique, with the significant unobservable inputs being an internal rate of return of 8.50% and a terminal cap rate of 7.00%. The valuation of this property held for sale fell under Level 3 of the fair value hierarchy.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair values of the Company’s short-term financial instruments such as cash and cash equivalents, restricted cash, accrued interest receivable, principal paydowns receivable, accounts payable and other liabilities, accrued interest payable and distributions payable approximate their carrying values on the consolidated balance sheets. The fair values of the Company’s other financial assets and liabilities are estimated as follows:

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. The Company’s floating-rate CRE loans had interest rates from 7.88% to 13.94% and 7.88% to 13.96% at June 30, 2024 and December 31, 2023, respectively.

CRE mezzanine loan. Historically, this was measured by discounting the expected remaining cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. The Company's mezzanine loan was fully reserved and had no carrying or fair value at June 30, 2024 or December 31, 2023.

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

The fair values of the Company’s financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value(1)	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2024:
Assets:
CRE whole loans	$1,678,721	$1,712,987	$—	$—	$1,712,987
Loan receivable - related party	10,850	8,804	—	—	8,804
Liabilities:
Senior notes in CRE securitizations	1,093,953	1,074,687	—	—	1,074,687
Senior secured financing facility	60,539	63,099	—	—	63,099
Warehouse financing facilities	163,517	165,092	—	—	165,092
Mortgages payable	64,002	65,277	—	—	65,277
5.75% Senior Unsecured Notes	148,472	142,785	—	—	142,785
Junior subordinated notes	51,548	39,939	—	—	39,939
At December 31, 2023:
Assets:
CRE whole loans	$1,828,336	$1,858,265	$—	$—	$1,858,265
Loan receivable - related party	10,975	8,598	—	—	8,598
Liabilities:
Senior notes in CRE securitizations	1,204,570	1,163,048	—	—	1,163,048
Senior secured financing facility	61,568	64,495	—	—	64,495
Warehouse financing facilities	168,588	170,861	—	—	170,861
Mortgages payable	41,786	43,779	—	—	43,779
5.75% Senior Unsecured Notes	148,140	138,795	—	—	138,795
Junior subordinated notes	51,548	38,406	—	—	38,406

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

(1)
The fair values reflected in the table above represent management's best estimate of the fair value of the financial instruments and have no impact on the Company's performance or cash flows.

NOTE 18 - MARKET RISK AND DERIVATIVE INSTRUMENTS

The Company is affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as "market risks." When deemed appropriate, the Company may use derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments were interest rate risk and market price risk.

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

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At June 30, 2024 and December 31, 2023, the Company had losses of $4.1 million and $5.0 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three and six months ended June 30, 2024, the Company recorded amortization expense of $420,000 and $840,000, respectively, reported in interest expense on the consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded amortization expense of $420,000 and $835,000, reported in interest expense on the consolidated statements of operations.

At June 30, 2024 and December 31, 2023, the Company had an unrealized gain of $119,000 and $164,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended June 30, 2024 and 2023, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements. For the six months ended June 30, 2024 and 2023, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $46,000 and $45,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following table presents the effect of the derivative instruments on the consolidated statements of operations for the six months ended June 30, 2024 and 2023 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Interest rate swap contracts, hedging	Interest expense	$(795)	$(790)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2024

(unaudited)

NOTE 19 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At June 30, 2024:
Warehouse financing facilities (2)	$165,092	$—	$165,092	$165,092	$—	$—
At December 31, 2023:
Warehouse financing facilities (2)	$168,588	$—	$168,588	$168,588	$—	$—

(1)
Amounts represent financial instruments pledged that are available to be offset against liability balances associated with warehouse financing facilities and repurchase agreements.
(2)
The combined fair values of loans pledged against the Company’s various warehouse financing facilities and repurchase agreements was $262.7 million and $254.1 million at June 30, 2024 and December 31, 2023, respectively.

All balances associated with warehouse financing facilities are presented on a gross basis on the Company’s consolidated balance sheets.

Certain of the Company’s warehouse financing facilities are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. The Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2024.

The Company did not have any general litigation reserve at June 30, 2024 or December 31, 2023.

Other Guarantees

See description of Mortgages Payable in Note 10.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $89.1 million and $109.4 million in unfunded loan commitments at June 30, 2024 and December 31, 2023, respectively.

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Notes 6 and 7 that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report to "we," "us" or the "Company" refer to ACRES Commercial Realty Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "continue," "expect," "intend," "anticipate," "estimate," "believe," "look forward" or other similar words or terms. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from the expectations, intentions, beliefs, plans or predictions of the future expressed or implied by such forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, including, without limitation, factors impacting whether we will be able to maintain our sources of liquidity and whether we will be able to identify sufficient suitable investments to increase our originations, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the "SEC"). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Maryland corporation and an externally managed real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate ("CRE") mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. Our manager is ACRES Capital, LLC (our "Manager"), a subsidiary of ACRES Capital Corp. (collectively, "ACRES"), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial property in top United States ("U.S.") markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our longer term objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio. Our short term strategy is to drive book value ("BV") growth over the coming years by utilizing our NOL carryforwards of $46.6 million and a portion of our net capital loss carryforwards of $121.9 million, each at June 30, 2024. By retaining future earnings, we can grow our investable base and selectively deploy the anticipated capital growth into new whole loan originations at attractive yields, which we expect will grow our earnings available for distribution.

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

We originate transitional floating-rate CRE loans with a target size of between $10.0 million and $100.0 million. During the six months ended June 30, 2024, we did not originate new floating-rate CRE loans. Loan payoffs during the six months ended June 30, 2024 were $152.0 million, offset by net funded commitments of $20.7 million, producing a net decrease to the portfolio of $131.3 million. During the year ended December 31, 2023, we selectively originated three floating-rate CRE whole loans with total commitments of $68.2 million. Loan payoffs during the year ended December 31, 2023 were $293.1 million, offset by net funded commitments of $40.5 million, producing a net decrease to the portfolio of $184.4 million.

Our CRE loan portfolio, which had carrying values of $1.7 billion and $1.8 billion at June 30, 2024 and December 31, 2023, respectively, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, student housing, hospitality, office, self-storage and retail. All but four of our CRE whole loans were current on contractual payments at June 30, 2024.
•
Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At both June 30, 2024 and December 31, 2023, we had one mezzanine loan included in CRE loans held for investment that had no carrying value. This mezzanine loan was not current on contractual payments at June 30, 2024.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt.

While the CRE whole loans included in the CRE loan portfolio are substantially composed of floating-rate loans benchmarked to the one-month Term Secured Overnight Financing Rate ("SOFR"), asset yields are protected through the use of benchmark floors and minimum interest periods that typically range from 12 to 18 months at the time of a loan’s origination. Our benchmark floors provide asset yield protection when the benchmark rate falls below an in-place benchmark floor. Our net investment returns are enhanced by a decline in the cost of our floating-rate liabilities that do not have benchmark floors. Our net investment returns will be negatively impacted by the rising cost of our floating-rate liabilities that do not have floors until the benchmark rate is above the benchmark floor, at which point our floating-rate loans and floating-rate liabilities will be match-funded, effectively locking in our net interest margin until the benchmark floor rate is activated again or the floating-rate loan is paid off or refinanced.

In a business environment where benchmark rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases, the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At June 30, 2024, 86% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of four months.

At June 30, 2024, our par-value $1.7 billion floating-rate CRE loan portfolio had a weighted average benchmark floor of 0.75%, while at December 31, 2023, this floor was 0.70%. With the trend of rising benchmark rates, we have seen the coupons on all of our floating-rate assets and debt rise accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark interest rates are above our loan floors, the rise in interest rates resulted in an increase in our net interest income. See "Interest Rate Risk" in "Item 3: Quantitative and Qualitative Disclosures About Market Risk."

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types and locations. Multifamily continues to comprise the majority of our portfolio, with 79.4% of our portfolio allocated to multifamily at June 30, 2024 and 79.6% at December 31, 2023. The following charts show our portfolio allocation by property type at June 30, 2024 and December 31, 2023:

PROPERTY TYPE AT JUNE 30, 2024

Office
13.7%
Hotel
4.0%
Self-Storage,
2.9%
Multifamily,
79.4%

PROPERTY TYPE AT DECEMBER 31, 2023

Office
13.5%
Hotel 3.9%
Self-Storage
2.6%
Retail
0.4%
Multifamily
79.6%

(Back to Index)

(Back to Index)

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. During the first quarter of 2024, we acquired an office property located in the East North Central region via deed-in-lieu of foreclosure that, at acquisition, had a cost basis of $14.0 million and a fair value of $20.3 million. We recognized a $5.8 million gain upon converting the loan to real estate owned and immediately contributed the property into a joint venture with an unrelated third-party, seeking to maximize the property's value through a multifamily conversion. We reported this investment as an investment in an unconsolidated entity on our consolidated balance sheet at June 30, 2024.

At June 30, 2024, the net carrying value of our net real estate-related assets and liabilities was $161.1 million on six properties owned, four of which are included in investments in real estate and two of which are included in properties held for sale on our consolidated balance sheets. The existence of net capital loss carryforwards available until December 31, 2025 allows for potential future capital gains on certain of these investments to be shielded from income taxes.

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

At June 30, 2024 and December 31, 2023, our financing arrangements were as follows (dollars in thousands):

	Outstanding Borrowings	Percentage of Borrowings
At June 30, 2024:
CRE debt securitizations(1)(2)	$1,093,953	69.2%
CRE - term warehouse financing facilities(1)	163,517	10.3%
Senior secured financing facility(1)	60,539	3.8%
Mortgages payable(1)	64,002	4.0%
5.75% Senior Unsecured Notes	148,472	9.4%
Unsecured junior subordinated debentures	51,548	3.3%
Total	$1,582,031	100.0%

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2023:
CRE debt securitizations(1)(2)	$1,204,570	71.9%
CRE - term warehouse financing facilities(1)	168,588	10.1%
Senior secured financing facility(1)	61,568	3.7%
Mortgages payable(1)	41,786	2.4%
5.75% Senior Unsecured Notes	148,140	8.8%
Unsecured junior subordinated debentures	51,548	3.1%
Total	$1,676,200	100.0%

(1)
Represents an asset-specific borrowing.
(2)
Each of our CRE debt securitizations initially provided for a two-year reinvestment period that allowed us to reinvest CRE loan payoffs and principal paydown proceeds into the securitizations, pending certain eligibility criteria are met and rating agency approval is obtained. The reinvestment periods on our securitizations ended in May 2023 and December 2023, respectively.

We reevaluate our current expected credit losses ("CECL") allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At June 30, 2024, the CECL allowance on our CRE loan portfolio was $35.0 million, or 2.0% of our $1.7 billion loan portfolio. During the six months ended June 30, 2024, we recorded a provision for credit losses primarily attributable to worsening macroeconomic factors, including, but not limited to, higher interest rates lasting longer than expected pressuring CRE pricing, offset, in part, by a decrease in modeled credit risk resulting from payoffs and net improvements in property-level performance.

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

Additionally, the decline in our CECL reserves from our highest reserve balance at June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at June 30, 2024 of $35.0 million, or 2.0% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, the overall newer vintage of our CRE loan portfolio (with only 8.8% of the portfolio, at June 30, 2024, being originated prior to the fourth quarter of 2020) as well as the increased percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had the lowest credit losses of any asset class, and our percentage allocation of our CRE loan portfolio to multifamily has grown from 58.4% at June 30, 2020 to 79.4% at June 30, 2024.

Common stock book value was $27.20 per share at June 30, 2024, a $0.55 per share increase from December 31, 2023.

Results of Operations

Our net income allocable to common shares for the three months ended June 30, 2024 was $1.7 million or $0.22 per share-basic ($0.21 per share-diluted) as compared to net income allocable to common shares for the three months ended June 30, 2023 of $817,000 or $0.10 per share-basic ($0.10 per share-diluted). Our net income allocable to common shares for the six months ended June 30, 2024 was $2.2 million, or $0.29 per share-basic ($0.28 per share-diluted), as compared to net loss allocable to common shares for the six months ended June 30, 2023 of $1.6 million, or $0.19 per share-basic ($0.19 per share-diluted).

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and six months ended June 30, 2024 and 2023 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
(Decrease) increase in interest income:
CRE whole loans (2)	$(6,011)	(13)%	$(6,630)	$619
CRE mezzanine loan	—	—%	—	—
Other	(71)	(9)%	35	(106)
Total (decrease) increase in interest income	(6,082)	(13)%	(6,595)	513

(Decrease) increase in interest expense:
Securitized borrowings:
ACR 2021-FL1 Senior Notes	(407)	(4)%	(1,180)	773
ACR 2021-FL2 Senior Notes	(192)	(2)%	(852)	660
Senior secured financing facility	291	21%	235	56
CRE - term warehouse financing facilities	(1,895)	(34)%	(2,159)	264
5.75% Senior Unsecured Notes (3)	10	0%	10	—
Unsecured junior subordinated debentures	62	5%	—	62
Hedging (3)	—	—%	—	—
Total (decrease) increase in interest expense	(2,131)	(7)%	(3,946)	1,815
Net decrease in net interest income	$(3,951)		$(2,649)	$(1,302)

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended June 30, 2023.
(2)
Includes a decrease in fee income of $393,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Net change pertains to amortization expense and is reflected in the change in volume.

(Back to Index)

(Back to Index)

	Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
(Decrease) increase in interest income:
CRE whole loans (2)	$(8,602)	(9)%	$(12,097)	$3,495
CRE mezzanine loan	(13)	(100)%	—	(13)
Other	(185)	(11)%	(310)	125
Total (decrease) increase in interest income	(8,800)	(10)%	(12,407)	3,607

Increase (decrease) in interest expense:
Securitized borrowings: (3)
ACR 2021-FL1 Senior Notes	269	1%	(2,100)	2,369
ACR 2021-FL2 Senior Notes	943	5%	(1,091)	2,034
Senior secured financing facility (3)	410	14%	180	230
CRE - term warehouse financing facilities (3)	(4,085)	(35)%	(4,993)	908
5.75% Senior Unsecured Notes (3)	20	—%	20	—
Unsecured junior subordinated debentures	184	8%	—	184
Hedging	4	1%	4	—
Total (decrease) increase in interest expense	(2,255)	(4)%	(7,980)	5,725
Net decrease in net interest income	$(6,545)		$(4,427)	$(2,118)
(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the six months ended June 30, 2023.
(2)
Includes a decrease in fee income of $734,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Net change pertains to amortization expense and is reflected in the change in volume.

Net Change in Interest Income for the Comparative three and six months ended June 30, 2024 and 2023:

Aggregate interest income decreased by $6.1 million and $8.8 million for the comparative three and six months ended June 30, 2024 and 2023, respectively. We attribute the change to the following:

CRE whole loans. The decrease of $6.0 million and $8.6 million for the comparative three and six months ended June 30, 2024 and 2023 was primarily attributable to a decrease in total par value of our CRE portfolio, offset, in part, by an increase in the benchmark rate over the comparative periods.

Other. The decrease of $71,000 and $185,000 for the comparative three and six months ended June 30, 2024 and 2023 was primarily attributable to a decrease in restricted cash in our CRE securitizations, offset, in part, by an increase in yields on our interest earning money market accounts.

Net Change in Interest Expense for the Comparative three and six months ended June 30, 2024 and 2023:

Aggregate interest expense decreased by $2.1 million and $2.3 million for the comparative three and six months ended June 30, 2024 and 2023. We attribute the change to the following:

Securitized borrowings. The net decrease of $599,000 for the comparative three months ended June 30, 2024 and 2023 was primarily attributable to paydowns on our borrowings. The net increase of $1.2 million for the comparative six months ended June 30, 2024 and 2023 was primarily attributable to an increase in the benchmark rate over the comparative periods, offset, in part, by paydowns on our borrowings.

Senior secured financing facility. The increase of $291,000 and $410,000 for the comparative three and six months ended June 30, 2024 and 2023 was primarily attributable to an increase in borrowings and the benchmark rate over the comparative periods.

CRE - term warehouse financing facilities. The decrease of $1.9 million and $4.1 million for the comparative three and six months ended June 30, 2024 and 2023 were primarily attributable to paydowns on our borrowings.

Unsecured junior subordinated debentures. The increase of $62,000 and $184,000 for the comparative three and six months ended June 30, 2024 and 2023 was primarily attributable to an increase in the benchmark rate over the comparative periods.

(Back to Index)

(Back to Index)

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and six months ended June 30, 2024 and 2023 (dollars in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,728,094	$40,340	9.36%	$1,974,604	$46,351	9.41%
CRE mezzanine loan	4,700	—	—%	4,700	—	—%
Other	73,332	726	3.98%	70,238	797	4.55%
Total interest income/average net yield	1,806,126	41,066	9.12%	2,049,542	47,148	9.22%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,346,233	(26,343)	(7.85)%	1,555,911	(28,546)	(7.36)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	148,389	(2,323)	(6.28)%	147,741	(2,313)	(6.28)%
Unsecured junior subordinated debentures	51,548	(1,248)	(9.58)%	51,548	(1,186)	(9.10)%
Hedging (5)	—	(397)	—%	—	(397)	—%
Total interest expense/average cost of funds	1,546,170	(30,311)	(7.76)%	1,755,200	(32,442)	(7.32)%
Total net interest income		$10,755			$14,706

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $1.5 million and $1.9 million recognized on our floating-rate CRE whole loans for the three months ended June 30, 2024 and 2023, respectively.
(3)
Includes amortization expense of $1.3 million for the three months ended June 30, 2024 and 2023, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $167,000 and $157,000 for the three months ended June 30, 2024 and 2023, respectively.
(5)
Includes net amortization expense of $397,000 for each of the three months ended June 30, 2024 and 2023 on 20 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,764,421	$82,206	9.34%	$1,993,000	$90,808	9.19%
CRE mezzanine loan	4,700	—	—%	4,700	13	0.54%
Other	73,492	1,471	4.02%	90,565	1,656	3.69%
Total interest income/average net yield	1,842,613	83,677	9.10%	2,088,265	92,477	8.93%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,371,195	(53,639)	(7.85)%	1,588,306	(56,102)	(7.12)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	148,306	(4,644)	(6.28)%	147,664	(4,624)	(6.31)%
Unsecured junior subordinated debentures	51,548	(2,485)	(9.54)%	51,548	(2,301)	(8.88)%
Hedging (5)	—	(794)	—%	—	(790)	—%
Total interest expense/average cost of funds	1,571,049	(61,562)	(7.76)%	1,787,518	(63,817)	(7.10)%
Total net interest income		$22,115			$28,660
(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $3.2 million and $3.9 million on our floating-rate CRE whole loans for the six months ended June 30, 2024 and 2023, respectively.
(3)
Includes amortization expense of $2.7 million for each of the six months ended June 30, 2024 and 2023 on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $331,000 and $311,000 for the six months ended June 30, 2024 and 2023, respectively.
(5)
Includes net amortization expense of $794,000 and $790,000 for the six months ended June 30, 2024 and 2023, respectively, on 20 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

(Back to Index)

(Back to Index)

	For the Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$10,143	$8,879	$1,264	14%
Other revenue	38	37	1	3%
Total	$10,181	$8,916	$1,265	14%

	For the Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$17,514	$15,950	$1,564	10%
Other revenue	75	70	5	7%
Total	$17,589	$16,020	$1,569	10%

Aggregate real estate income and other revenue increased by $1.3 million and $1.6 million for the comparative three and six months ended June 30, 2024 and 2023. The increase in the comparative three and six months was attributed to: (i) incremental increase in revenues from the acquisition of an office building through deed-in-lieu of foreclosure in June 2023, (ii) increased revenues from a hotel property that had increased occupancy and rental rates for both the comparative three and six month periods, partially offset by (iii) the loss of revenues from the sale of a hotel property in February 2023 for the comparative three-month period.

Operating Expenses

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Operating expenses:
General and administrative	$2,356	$2,348	$8	0%
Real estate expenses	9,736	10,492	(756)	(7)%
Management fees - related party	1,620	1,890	(270)	(14)%
Equity compensation - related party	814	719	95	13%
Corporate depreciation and amortization	16	23	(7)	(30)%
Provision for credit losses, net	1,337	2,700	(1,363)	(50)%
Total	$15,879	$18,172	$(2,293)	(13)%

	For the Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Operating expenses:
General and administrative	$5,611	$5,327	$284	5%
Real estate expenses	19,267	19,352	(85)	(0)%
Management fees - related party	3,247	3,663	(416)	(11)%
Equity compensation - related party	1,291	1,613	(322)	(20)%
Corporate depreciation and amortization	24	46	(22)	(48)%
Provision for credit losses, net	6,233	7,796	(1,563)	(20)%
Total	$35,673	$37,797	$(2,124)	(6)%

(Back to Index)

(Back to Index)

Aggregate operating expenses decreased by $2.3 million and $2.1 million for the comparative three and six months ended June 30, 2024 and 2023. We attribute the change to the following:

General and administrative. General and administrative expenses increased by $8,000 and $284,000 for the comparative three and six months ended June 30, 2024 and 2023. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
General and administrative
Professional services	$1,062	$961	$101	11%
Wages and benefits	341	350	(9)	(3)%
D&O insurance	248	322	(74)	(23)%
Operating expenses	256	239	17	7%
Dues and subscriptions	202	229	(27)	(12)%
Director fees	224	206	18	9%
Tax penalties, interest & franchise tax	2	20	(18)	(90)%
Travel	21	21	—	(—)%
Total	$2,356	$2,348	$8	0%

	For the Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
General and administrative
Professional services	$2,941	$2,481	$460	19%
Wages and benefits	702	741	(39)	(5)%
D&O insurance	496	641	(145)	(23)%
Operating expenses	482	506	(24)	(5)%
Dues and subscriptions	409	433	(24)	(6)%
Director fees	455	412	43	10%
Tax penalties, interest & franchise tax	80	86	(6)	(7)%
Travel	46	27	19	72%
Total	$5,611	$5,327	$284	5%

The increase in general and administrative expense for the comparative three and six months ended June 30, 2024 and 2023 was primarily attributable to an increase in professional services in connection with legal expenses incurred pertaining to CRE loan workouts and the timing of our interim audit billings.

Real estate expenses. The decrease of $756,000 for the three months ended June 30, 2024 was primarily attributable to the acquisition-date accrual of property taxes on a Chicago office property that we acquired through deed-in-lieu of foreclosure in June 2023.

Equity compensation - related party. The decrease of $322,000 for the comparative six months ended June 30, 2024 and 2023 was primarily related to the vesting of shares in the second quarter 2024. As these shares fully vest, the expense related to equity compensation - related party decreases.

Provision for credit losses. The provision for credit losses of $1.3 million for the three months ended June 30, 2024 and $6.2 million for the six months ended June 30, 2024 were primarily driven by worsening macroeconomic factors due to higher interest rates longer than expected offset by a decrease in modeled credit risk for improved property-level performance and loan payoffs. Please refer to the "Financing Receivables" section for more information on our provision for credit losses.

(Back to Index)

(Back to Index)

Other Income (Expense)

The following table sets forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Other income (expense):
Equity in losses of unconsolidated subsidiaries	$(41)	$—	$(41)	(100)%
Other income	1,435	242	1,193	493%
Total	$1,394	$242	$1,152	476%

	For the Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Other income (expense):
Equity in losses of unconsolidated subsidiaries	$(41)	$—	$(41)	(100)%
Gain on sale of real estate	—	745	(745)	(100)%
Gain on conversion of real estate	5,835	—	5,835	100%
Other income	1,550	352	1,198	340%
Total	$7,344	$1,097	$6,247	569%

Aggregate other income increased $1.2 million and $6.2 million for the comparative three and six months ended June 30, 2024 and 2023. We attribute the change to the following:

Gain on sale of real estate. The decrease of $745,000 during the comparative six months ended June 30, 2024 and 2023 was primarily attributed to the sale of a hotel property in the Northeast region in February 2023 that generated a non-recurring gain of $745,000. No sales of real estate occurred in the six months ended June 30, 2024.

Gain on conversion of real estate. The increase of $5.8 million during the comparative six months ended June 30, 2024 and 2023 was primarily attributed to the completion of a deed-in-lieu of foreclosure that generated a non-recurring gain of $5.8 million as the fair value of the property exceeded the amortized cost basis of the loan.

Other Income. The increase of $1.2 million during each of the comparative three and six months ended June 30, 2024 and 2023 is primarily attributed to the reversal of warranty reserves and representations related to a discontinued residential lending business.

(Back to Index)

(Back to Index)

Financial Condition

Summary

Our total assets were $2.1 billion and $2.2 billion at June 30, 2024 and December 31, 2023, respectively.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at June 30, 2024 and December 31, 2023 as follows (dollars in thousands, except amounts in footnotes):

At June 30, 2024	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$1,709,011	$1,678,721	90.18%	9.13%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,713,711	1,678,721	90.18%
Other investments:
Investments in unconsolidated entities	21,630	21,630	1.16%	N/A (4)
Investments in real estate (2)	100,898	100,898	5.42%	N/A (4)
Properties held for sale (3)	60,219	60,219	3.24%	N/A (4)
	182,747	182,747	9.82%

Total investment portfolio	$1,896,458	$1,861,468	100.00%

At December 31, 2023	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$1,852,393	$1,828,336	91.93%	9.15%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,857,093	1,828,336	91.93%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (4)
Investments in real estate (2)	99,338	99,338	4.99%	N/A (4)
Properties held for sale (3)	59,580	59,580	3.00%	N/A (4)
	160,466	160,466	8.07%

Total investment portfolio	$2,017,559	$1,988,802	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $35.0 million and $28.8 million at June 30, 2024 and December 31, 2023, respectively.
(2)
Includes real estate related right of use assets of $19.1 million and $19.2 million, intangible assets of $7.4 million and $7.9 million, lease liabilities of $43.9 million and $43.5 million, mortgages payable of $64.0 million and $41.8 million, and other liabilities of $9,000 and $27,000 at June 30, 2024 and December 31, 2023, respectively.
(3)
Includes property held for sale-related liabilities of $3.1 million and $3.0 million at June 30, 2024 and December 31, 2023, respectively.
(4)
There are no stated rates associated with these investments.

CRE loans. During the six months ended June 30, 2024, we did not originate any new CRE loans. We received $152.0 million in proceeds from loan payoffs offset by funding of $20.7 million of previously unfunded loan commitments, producing a net reduction of $131.3 million in the par balance of the portfolio.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At June 30, 2024:
Whole loans (5)(6)(7)	63	$1,712,987	$(3,976)	$1,709,011	$(30,290)	$1,678,721	1M BR plus 2.50% to 1M BR plus 8.61%	July 2024 to July 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,717,687	$(3,976)	$1,713,711	$(34,990)	$1,678,721

At December 31, 2023:
Whole loans (5)(6)	69	$1,858,265	$(5,872)	$1,852,393	$(24,057)	$1,828,336	1M BR plus 2.50% to 1M BR plus 8.61%	January 2024 to January 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,862,965	$(5,872)	$1,857,093	$(28,757)	$1,828,336

(1)
Amounts include unamortized loan origination fees of $3.1 million and $5.8 million and deferred amendment fees of $902,000 and $110,000 at June 30, 2024 and December 31, 2023, respectively.
(2)
Benchmark rates ("BR") comprise one-month Term SOFR. Weighted-average one-month benchmark rates were 5.38% and 5.39% at June 30, 2024 and December 31, 2023, respectively. Additionally, weighted-average benchmark rate floors were 0.75% and 0.70% at June 30, 2024 and December 31, 2023, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude one and three whole loans, with amortized costs of $14.4 million and $41.2 million, in maturity default at June 30, 2024 and December 31, 2023, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at June 30, 2024 and December 31, 2023.
(6)
CRE whole loans had $89.1 million and $109.4 million in unfunded loan commitments at June 30, 2024 and December 31, 2023, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.
(7)
Includes a mezzanine loan of $2.1 million, at amortized cost, that has a fixed interest rate of 15.0% at June 30, 2024.

At June 30, 2024, 27.6%, 18.8% and 16.4% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value, as defined by the NCREIF. At December 31, 2023, 26.6%, 22.0% and 15.0% of our CRE loan portfolio was concentrated in the Southwest, Southeast and Mountain regions, respectively, based on carrying value. At June 30, 2024 and December 31, 2023, no single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our revenue.

Investments in unconsolidated entities. Our investments in unconsolidated entities at June 30, 2024 comprised a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), with a value of $1.5 million in the aggregate, or 3.0% of each trust, and our investment in 65 E. Wacker Joint Venture, LLC (the "Venture"), representing a 90% interest in a joint venture formed for the purpose of converting an office property in the East North Central region to multifamily units with a value of $20.1 million. Our investments in unconsolidated entities at December 31, 2023 solely comprised our investments in RCT I and RCT II.

We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method. We record our investment in the Venture as an equity method investment.

Investments in real estate and properties held for sale. At June 30, 2024, we held investments in six real estate properties, four of which are included in investments in real estate and two of which are included in properties held for sale on the consolidated balance sheets.

(Back to Index)

(Back to Index)

The following table summarizes the book value of our investments in real estate and related intangible assets at June 30, 2024 and December 31, 2023 (in thousands, except amounts in the footnotes):

	June 30, 2024			December 31, 2023
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$188,808	$(6,455)	$182,353	$162,662	$(5,041)	$157,621
Right of use assets (2)(3)	19,664	(614)	19,050	19,664	(478)	19,186
Intangible assets (4)	11,474	(4,079)	7,395	11,474	(3,592)	7,882
Subtotal	219,946	(11,148)	208,798	193,800	(9,111)	184,689

Investments in real estate from lending activities:
Properties held for sale (5)	63,341	—	63,341	62,605	—	62,605
Total	283,287	(11,148)	272,139	256,405	(9,111)	247,294

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	61,796	2,206	64,002	40,297	1,489	41,786
Other liabilities	247	(238)	9	247	(220)	27
Lease liabilities (3)(6)	43,889	—	43,889	43,538	—	43,538
Subtotal	105,932	1,968	107,900	84,082	1,269	85,351

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,123	—	3,123	3,025	—	3,025
Total	109,055	1,968	111,023	87,107	1,269	88,376

Total net investments in real estate and properties held for sale (8)	$174,232		$161,116	$169,298		$158,918

(1)
Includes $38.4 million of land, which is not depreciable, at both June 30, 2024 and December 31, 2023. Also includes $70.6 million and $44.9 million of construction in progress, which is also not depreciable until placed in service, at June 30, 2024 and December 31, 2023, respectively.
(2)
Primarily comprised a $18.7 million and $19.2 million right of use asset, at June 30, 2024 and December 31, 2023, respectively, associated with the ground lease disclosed at footnote (6) below as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 8 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.
(4)
Primarily comprised a franchise intangible of $4.4 million and $4.7 million, a management contract intangible of $2.9 million and a customer list intangible of $134,000 and $223,000, at June 30, 2024 and December 31, 2023, respectively.
(5)
At June 30, 2024 and December 31, 2023, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, as well as an office property acquired via deed-in-lieu of foreclosure in June 2023.
(6)
Primarily comprised a $43.6 million ground lease with a remaining term of 92 years at June 30, 2024. Lease expense was $1.4 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively.
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

(Back to Index)

(Back to Index)

The following tables show the activity in the allowance for credit losses for the six months ended June 30, 2024 and year ended December 31, 2023 (in thousands):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Allowance for credit losses at beginning of period	$28,757	$18,803
Provision for credit losses	6,233	10,902
Charge offs	—	(948)
Allowance for credit losses at end of period	$34,990	$28,757

During the three and six months ended June 30, 2024, we recorded provisions for expected credit losses of $1.3 million and $6.2 million, respectively, primarily driven by worsening macroeconomic factors, including, but not limited to, higher interest rates lasting longer than expected pressuring CRE pricing, offset, in part, by a decrease in modeled credit risk resulting from payoffs and net improvements in property-level performance.

At June 30, 2024 and December 31, 2023, we individually evaluated the following loans for impairment:

•
An office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both June 30, 2024 and December 31, 2023. We fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at June 30, 2024. The loan entered payment default in February 2023 and has been placed on nonaccrual status.
•
An office loan in the Southwest region, with a principal balance of $14.4 million and $19.1 million at June 30, 2024 and December 31, 2023, respectively, for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022, was modified three times to extend its maturity to June 2022. The loan entered into payment default and was placed on nonaccrual status. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and May 2024, we agreed to temporarily defer our right to foreclose on the property. Additionally, at both June 30, 2024 and December 31, 2023, this loan had an "as-is" appraised value in excess of its principal, and, as such, had no CECL allowance. In July 2024, we foreclosed on this loan.

At June 30, 2024, we individually evaluated one additional loan:

•
A multifamily loan in the Southeast region, with a principal balance of $9.3 million at June 30, 2024 and December 31, 2023, respectively, for which foreclosure was determined to be probable. This loan had an as-is appraised value in excess of its principal, and, as such, had no CECL allowance June 30, 2024.

At December 31, 2023, we individually evaluated two additional loans for which resolutions were reached in fiscal year 2024:

•
A retail loan in the Northeast region, with a principal balance of $8.0 million at December 31, 2023, for which foreclosure was determined to be probable. The loan was modified in February 2021 to extend its maturity to December 2021. In December 2021, this loan entered payment default and was placed on nonaccrual status. The borrower filed for bankruptcy in 2023 and the property was sold to a third-party bidder at auction in February 2024. The sale closed in April 2024, at a purchase price of $8.3 million and the loan was paid off at par.
•
An office loan in the East North Central region with a principal balance of $14.0 million at December 31, 2023. During the year ended December 31, 2023, the loan entered into payment default and was placed on nonaccrual status. The loan had an "as-is" appraised value in excess of its principal and interest balances, and, as such, had no allowance for CECL at December 31, 2023. In March 2024, we accepted the deed-in-lieu of foreclosure in full satisfaction of the loan and recognized a $5.8 million gain in the consolidated statement of operations upon conversion of the loan to real estate owned based on the property's fair value of $20.3 million as determined by a current appraisal. Upon receipt, the property was immediately contributed to a joint venture with an independent third party at its aforementioned fair value, and our investment in that joint venture is included in investments in unconsolidated entities on the consolidated balance sheet.

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

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At June 30, 2024:
Whole loans, floating-rate	$74,447	$760,146	$510,578	$349,442	$14,398	$1,709,011
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$74,447	$760,146	$510,578	$349,442	$19,098	$1,713,711

At December 31, 2023:
Whole loans, floating-rate	$—	$973,424	$581,032	$256,785	$41,152	$1,852,393
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$973,424	$581,032	$256,785	$45,852	$1,857,093

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $12.5 million and $11.8 million at June 30, 2024 and December 31, 2023, respectively.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2024	2023	2022	2021	2020	Prior	Total (1)
At June 30, 2024:
Whole loans, floating-rate: (2)
Rating 1	$—	$—	$—	$74,447	$—	$—	$74,447
Rating 2	—	46,656	192,413	450,493	56,583	14,001	760,146
Rating 3	—	15,785	198,389	285,302	—	11,102	510,578
Rating 4	—	—	84,260	214,676	—	50,506	349,442
Rating 5	—	—	—	—	—	14,398	14,398
Total whole loans, floating-rate	—	62,441	475,062	1,024,918	56,583	90,007	1,709,011
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$—	$62,441	$475,062	$1,024,918	$56,583	$94,707	$1,713,711
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2023	2022	2021	2020	2019	Prior	Total (1)
At December 31, 2023:
Whole loans, floating-rate: (2)
Rating 2	$63,634	$212,175	$636,487	$22,556	$38,572	$—	$973,424
Rating 3	—	168,791	364,369	34,232	—	13,640	581,032
Rating 4	—	82,918	123,333	—	5,645	44,889	256,785
Rating 5	—	14,000	—	—	19,127	8,025	41,152
Total whole loans, floating-rate	63,634	477,884	1,124,189	56,788	63,344	66,554	1,852,393
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$63,634	$477,884	$1,124,189	$56,788	$63,344	$71,254	$1,857,093
Current Period Gross Write-Offs	$—	$—	$—	$—	$(948)	$—	$(948)

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $12.5 million and $11.8 million at June 30, 2024 and December 31, 2023, respectively.
(2)
Acquired CRE whole loans are grouped within each loan’s year of origination.

At both June 30, 2024 and December 31, 2023, we had one additional mezzanine loan included in other assets held for sale that had no carrying value.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At June 30, 2024:
Whole loans, floating-rate	$—	$—	$14,398	$14,398	$1,694,613	$1,709,011	$—
Mezzanine loan (4)	—	—	4,700	4,700	—	4,700	—
Total	$—	$—	$19,098	$19,098	$1,694,613	$1,713,711	$—

At December 31, 2023:
Whole loans, floating-rate	$—	$—	$41,152	$41,152	$1,811,241	$1,852,393	$19,127
Mezzanine loan (4)	—	—	4,700	4,700	—	4,700	—
Total	$—	$—	$45,852	$45,852	$1,811,241	$1,857,093	$19,127

(1)
During the three and six months ended June 30, 2024, we recognized interest income of $258,000 and $922,000, respectively, on one CRE whole loan with a principal payment past due greater than 90 days at June 30, 2024. During the three and six months ended June 30, 2023, we recognized interest income of $837,000 and $1.8 million, respectively, on one CRE whole loan with a principal payment past due greater than 90 days at June 30, 2024.
(2)
Includes three CRE whole loans, with total amortized costs of $88.5 million, that are past due on interest payments at June 30, 2024.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $12.5 million and $11.8 million at June 30, 2024 and December 31, 2023, respectively.
(4)
Fully reserved at both June 30, 2024 and December 31, 2023.

At June 30, 2024 and December 31, 2023, we had four and three CRE whole loans, with total amortized costs of $102.9 million and $41.2 million, respectively, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

Loan Modifications

We are required to disclose modifications where we determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the six months ended June 30, 2024, we entered into the following three loan modifications that required disclosure:

•
A multifamily loan with an amortized cost of $52.9 million, representing 3.1% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current interest rate from BR + 3.70% to BR + 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $44.1 million, representing 2.6% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from BR + 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $70.6 million, representing 4.1% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from January 2025 to January 2026 and (ii) provide for 2.00% per annum of the interest rate to be deferred until payoff. We also entered into a mezzanine loan with a total commitment of $6.0 million, of which $2.3 million was funded at June 30, 2024. The loan has a fixed rate of 15.00% that accrues and will be due at payoff in January 2026. In connection with the modification, the borrower renewed the interest rate cap.

These loans were performing in accordance with the modified contractual terms as of June 30, 2024. At June 30, 2024, these loans had a risk rating of "4." Loans with a risk rating of "4" are included in the determination of our general CECL reserves.

During the six months ended June 30, 2023, we did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

(Back to Index)

(Back to Index)

Restricted Cash

At June 30, 2024, we had restricted cash of $2.0 million, which consisted of $1.1 million held in reserve for a construction loan, and $825,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. At December 31, 2023, we had restricted cash of $8.4 million, which consisted of $7.6 million held in reserve for a construction loan, and $800,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. The decrease of $6.4 million was primarily attributable to a decrease in restricted cash at our investments in real estate that was used to fund planned construction.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023	Net Change
Accrued interest receivable from loans	$12,496	$11,750	$746
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	59	33	26
Total	$12,555	$11,783	$772

The increase of $772,000 in accrued interest receivable was primarily attributable to accrued deferred interest on modified loans offset by loan payoffs.

Other Assets

The following table summarizes our other assets at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023	Net Change
Tax receivables and prepaid taxes	$213	$214	$(1)
Other receivables	2,044	565	1,479
Other prepaid expenses	1,315	1,913	(598)
Fixed assets - non real estate	258	281	(23)
Other assets, miscellaneous	718	617	101
Total	$4,548	$3,590	$958

The increase of $958,000 in other assets was primarily attributable to increases in various receivables and prepaid accounts held at our real estate properties, offset by amortization.

Deferred Tax Assets

At both June 30, 2024 and December 31, 2023, our net deferred tax asset was zero, resulting from a full valuation allowance of $21.5 million and $21.1 million, respectively, on our gross deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

(Back to Index)

(Back to Index)

We terminated interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At June 30, 2024 and December 31, 2023, we had a loss of $4.1 million and $5.0 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three and six months ended June 30, 2024, we recorded amortization expense of $420,000 and $840,000, respectively, reported in interest expense on the consolidated statements of operations. During the three and six months ended June 30, 2023, we recorded amortization expense of $420,000 and $835,000, respectively, reported in interest expense on the consolidated statements of operations.

At June 30, 2024 and December 31, 2023, we had unrealized gains of $119,000 and $164,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During both the three months ended June 30, 2024 and 2023, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000, to accrete the accumulated other comprehensive income on the terminated swap agreements. For each of the six months ended June 30, 2024 and 2023, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $46,000 and $45,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following tables present the effect of derivative instruments on our consolidated statements of operations for the six months ended June 30, 2024 and 2023 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Interest rate swap contracts, hedging	Interest expense	$(795)	$(790)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

Financing Arrangements

Borrowings under our financing arrangements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands, except amounts in footnotes):

	June 30, 2024				December 31, 2023
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$60,539	$159,893	6	9.11%	$61,568	$157,722	7	9.14%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	90,670	155,691	5	7.81%	74,694	125,044	4	7.82%
Morgan Stanley Mortgage Capital Holdings LLC (4)	72,847	106,998	6	8.17%	93,894	129,037	7	8.07%

Mortgages Payable
ReadyCap Commercial, LLC (5)	19,926	25,400	1	9.13%	19,365	25,400	1	9.16%
Oceanview Life and Annuity Company (6)(7)	28,978	76,351	1	11.33%	7,330	58,339	1	11.37%
Florida Pace Funding Agency (6)(8)	15,098	—	—	7.26%	15,091	—	—	7.26%
Total	$288,058	$524,333			$271,942	$495,542

(Back to Index)

(Back to Index)

(1)
Includes $2.6 million and $2.9 million of deferred debt issuance costs at June 30, 2024 and December 31, 2023, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $1.3 million and $1.6 million of deferred debt issuance costs at June 30, 2024 and December 31, 2023, respectively.
(4)
Includes $265,000 and $647,000 of deferred debt issuance costs at June 30, 2024 and December 31, 2023, respectively.
(5)
Includes $155,000 and $259,000 of deferred debt issuance costs at June 30, 2024 and December 31, 2023, respectively.
(6)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(7)
Includes $708,000 and $1.3 million of deferred debt issuance costs at June 30, 2024 and December 31, 2023, respectively.
(8)
Includes $412,000 and $419,000 of deferred debt issuance costs at June 30, 2024 and December 31, 2023, respectively.

We were in compliance with all covenants in the respective agreements at June 30, 2024 and December 31, 2023.

Senior Secured Financing Facility

In July 2020, an indirect, wholly-owned subsidiary of ours ("Holdings"), along with its direct wholly-owned subsidiary (the "Borrower"), entered into a $250.0 million loan and servicing agreement (the "MassMutual Loan Agreement") with Massachusetts Mutual Life Insurance Company ("MassMutual") and the other lenders party thereto (the "Lenders") to form an asset-based revolving loan facility ("MassMutual Facility") to finance our core CRE lending business. The MassMutual Facility initially had an interest rate of 5.75% per annum payable monthly and initially matured on July 31, 2027.

In December 2022, Holdings, the Borrower and the Lenders entered into an Amended and Restated Loan and Servicing Agreement, which amends and restates the MassMutual Loan Agreement, and reflects a senior secured term loan facility, not to exceed $500.0 million, composed of individual loan series issued upon mutual agreement of the Borrower and Lenders. Each loan series will be available for three months after the closing date agreed upon by the Borrower and Lender ("Commitment Period"), subject to the maximum dollar amount agreed upon for that series. The Commitment Period is subject to immediate termination upon the occurrence of an event of default. Each loan series will have a final maturity of five years from the issuance date for the loan series unless an additional time is mutually agreed upon by the Lenders and Borrower. The advance rate on portfolio assets will be mutually agreed upon by the Lenders and Borrower. Each loan series will have its own mutually agreed upon interest rate equal to one-month Term SOFR plus the applicable spread.

CRE - Term Warehouse Financing Facilities

In October 2018, an indirect, wholly-owned subsidiary of ours entered into a master repurchase agreement (the "JPMorgan Chase Facility") with JP Morgan Chase to finance the origination of CRE loans. As amended, the JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and has a maturity date of July 2026.

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

Mortgages Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of Charles Street – ACRES FSU Student Venture, LLC entered into a Loan Agreement (the "Mortgage") with Readycap Commercial, LLC ("Readycap") to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. The Mortgage charges interest of one-month Term SOFR plus a spread of 3.80% and matures in April 2025, subject to two one-year extension options.

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

In connection with our investment in the student housing complex, ACRES RF entered into guarantees related to the Construction Loan. Pursuant to the guarantees, Jason Pollack, Frank Dellaglio and ACRES RF (collectively, the "Guarantors"), for the benefit of Oceanview, provided limited "bad boy" guaranties to Oceanview pursuant to the Construction Loan Agreement until the earlier of the payment in full of the indebtedness or the date of a sale of the property pursuant to a foreclosure of the mortgage or deed or other transfer in lieu of foreclosure is accepted by Oceanview. The Guarantors also entered into a Completion Guaranty Agreement for the benefit of Oceanview to guaranty the timely completion of the project in accordance with the Construction Loan Agreement, as well as a Carry Guaranty Agreement, for the benefit of Oceanview to guaranty unconditional payment by Chapel Drive East, LLC of all customary or necessary costs and expenses incurred in connection with the operation, maintenance and management of the property and an Environmental Indemnity Agreement jointly and severally in favor of Oceanview whereby the Guarantors provided environmental representations and warranties, covenants and indemnifications (collectively the "Guaranties"). The Guaranties include certain financial covenants required of ACRES RF, including required net worth and liquidity requirements.

Securitizations

At June 30, 2024, we retained equity in two CRE loan securitizations that we executed, as follows:

ACR 2021-FL1

In May 2021, we closed ACR 2021-FL1, an $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 included a reinvestment period, which ended in May 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. We retained 100% of the Class F and Class G notes in addition to 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1. All notes issued mature in June 2036, although we have the right to call the notes beginning on the payment date in May 2023 and thereafter. As of June 30, 2024, we had not exercised this right.

ACR 2021-FL2

In December 2021, we closed ACR 2021-FL2, a $700.0 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL2 includes a reinvestment period, which ends in December 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. We retained 100% of the Class F and Class G notes in addition to 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2. All notes issued mature in January 2037, although we have the right to call the notes beginning on the payment date in December 2023 and thereafter. As of June 30, 2024, we had not exercised this right.

Corporate Debt

5.75% Senior Unsecured Notes Due 2026

On August 16, 2021, we issued $150.0 million of our 5.75% senior unsecured notes due 2026 (the "5.75% Senior Unsecured Notes") pursuant to our Indenture, dated August 16, 2021 (the "Base Indenture"), between Wells Fargo, now Computershare Trust Company, N.A. ("CTC"), as trustee (the "Trustee"), and us as supplemented by the First Supplemental Indenture, dated August 16, 2021, between Wells Fargo, now CTC, and us (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"). Prior to May 15, 2026, we may at our option redeem the 5.75% Senior Unsecured Notes, in whole or in part, at a redemption price equal to the sum of (i) 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, and (ii) a make-whole premium.

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

(Back to Index)

(Back to Index)

with the junior subordinated debentures for RCT I and RCT II were included in borrowings and were amortized into interest expense on the consolidated statements of operations using the effective yield method over a ten year period.

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at June 30, 2024 and December 31, 2023. The interest rates for RCT I and RCT II, at June 30, 2024, were 9.51% and 9.54%, respectively. The interest rates for RCT I and RCT II, at December 31, 2023, were 9.61% and 9.60%, respectively.

Equity

Total equity at June 30, 2024 was $444.4 million compared to total equity at December 31, 2023 of $446.2 million. The decrease in equity during the six months ended June 30, 2024 was primarily attributable to common stock and preferred stock repurchases offset by current earnings for the six months ended June 30, 2024.

Our preferred equity is composed of the following at June 30, 2024:

•
4.8 million shares of 8.625% fixed to floating rate Series C cumulative redeemable preferred stock with a $25.00 per share liquidation preference ("Series C Preferred Stock"). The Series C Preferred Stock has no maturity date and we are not required to redeem it at any time. However, we may redeem it at our election, in whole or in apart, on or after July 30, 2024. Effective July 30, 2024, the Series C Preferred Stock converted from its fixed rate of 8.625% to a floating rate equal to three-month Term SOFR plus a spread of 5.927%, but at no time shall the floating rate be less than 8.625%. Dividends are payable quarterly in arrears.
•
4.5 million shares of fixed 7.875% Series D cumulative redeemable preferred stock with a $25.00 per share liquidation preference ("Series D Preferred Stock"). The Series D Preferred Stock has no maturity and we are not required to redeem it at any time. However, we may redeem it at our election, in whole or in apart, on or after May 21, 2026. Dividends are payable quarterly in arrears.

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three and six months ended June 30, 2024 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$208,787	$27.25	$209,306	$26.65
Net income allocable to common shares (2)	1,653	0.21	2,209	0.29
Change in other comprehensive income on derivatives	398	0.05	795	0.10
Repurchase of common stock (3)	(1,555)	0.21	(3,624)	0.61
Impact to equity of share-based compensation	732	(0.52)	1,329	(0.45)
Total net increase	1,228	(0.05)	709	0.55
Common stock book value at end of period (4)	$210,015	$27.20	$210,015	$27.20

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 574,538 and 416,675 at June 30, 2024 and December 31, 2023, respectively, and include warrants to purchase up to 391,995 shares of common stock at both June 30, 2024 and December 31, 2023. The denominators for the calculations were 7,720,632 and 7,853,536 shares at June 30, 2024 and December 31, 2023, respectively.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at June 30, 2024. We calculated net income per common share-diluted of $0.21 and $0.28, respectively, using the weighted average diluted shares outstanding during the three and six months ended June 30, 2024.
(3)
In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. In November 2023, an additional $10.0 million of outstanding shares of both common and preferred stock was authorized. We purchased 2.3 million common shares for $23.8 million and 100,000 preferred shares for $2.2 million through June 30, 2024. Because we repurchased our common stock at significant discounts to book value, these repurchases were accretive to per share book value since the inception of the program.
(4)
We calculated common stock book value as total stockholders’ equity of $434.0 million less preferred stock equity of $224.0 million at June 30, 2024.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to 1/12 of the amount of our equity multiplied by 1.50% and is calculated and paid monthly in arrears.

(Back to Index)

(Back to Index)

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At June 30, 2024:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(645,687)
Payments for repurchases of capital stock	(252,806)
Total	$431,979

(1)
Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)
Excludes non-cash equity compensation expense incurred to date.

Earnings Available for Distribution

Earnings Available for Distribution ("EAD") is a non-GAAP financial measure intended to supplement our financial results computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and we believe EAD serves as a useful indicator for investors in evaluating our performance and ability to pay dividends.

EAD excludes the effects of certain transactions and adjustments in accordance with GAAP that we believe are not necessarily indicative of our current CRE loan portfolio and other CRE-related investments and operations. EAD excludes income (loss) from all non-core assets such as commercial finance, residential mortgage lending, certain legacy CRE loans and other non-CRE assets designated as assets held for sale at the initial measurement date of December 31, 2016.

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

The following table provides a reconciliation from GAAP net income (loss) allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	Per Share Data	2023	Per Share Data	2024	Per Share Data	2023	Per Share Data
Net income (loss) allocable to common shares - GAAP	$1,653	$0.21	$817	$0.10	$2,209	$0.28	$(1,599)	$(0.19)

Reconciling Items from Continuing Operations:
Non-cash equity compensation expense	814	0.10	719	0.08	1,291	0.16	1,613	0.19
Non-cash provision for CRE credit losses	1,337	0.17	2,700	0.31	6,233	0.79	7,796	0.90
Unrealized gain on core activities	—	—	—	—	(5,835)	(0.74)	—	—
Real estate depreciation and amortization	1,247	0.16	946	0.11	2,485	0.31	1,900	0.22
Net income from non-core assets (1)	(1,053)	(0.13)	(26)	—	(1,103)	(0.13)	(52)	—
Earnings Available for Distribution allocable to common shares	$3,998	$0.51	$5,156	$0.60	$5,280	$0.67	$9,658	$1.12

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	7,842		8,535		7,938		8,618

Earnings Available for Distribution per common share - diluted	$0.51		$0.60		$0.67		$1.12

(Back to Index)

(Back to Index)

(1)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) residential mortgage lending, (iii) legacy CRE loans designated as held for sale and (iv) other non-CRE assets included in assets held for sale.

For the three and six months ended June 30, 2024, EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was $4.0 million and $5.3 million, respectively, or $0.51 and $0.67, respectively, per common share outstanding. There was no incentive compensation payable incurred by us for the three and six months ended June 30, 2024.

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended June 30, 2024 (dollars in thousands, except per share data):

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at September 30, 2022	$216,026
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	32,061
Amount paid to repurchase common stock after October 1, 2022 (1)	(7,190)
Incentive Compensation paid after October 1, 2022 (1)	(1,032)
Book value equity at June 30, 2024	$239,865
Incentive Compensation Hurdle (2)(3)	$16,791

Average closing price of 30 day period ending three days prior to issuance date	$12.71

(1)
Calculated on a daily weighted average basis for the 12-month period ended June 30, 2024.
(2)
Calculated as book value equity at June 30, 2024 multiplied by 1.75% (7% per annum).
(3)
The amount by which EAD (as defined in the Management Agreement) exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

For the three months ended June 30, 2024, there was no incentive compensation payable to the Manager.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities, which was $10.2 million for the six months ended June 30, 2024, and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

(Back to Index)

(Back to Index)

At June 30, 2024, our liquidity consisted of $89.6 million of unrestricted cash and cash equivalents, and $8.8 million of potential proceeds from unlevered financeable CRE loans.

During the six months ended June 30, 2024, our principal sources of liquidity were: (i) proceeds of $21.5 million from our mortgages payable; (ii) proceeds of $19.2 million from advances from our term warehouse financing facilities; and (iii) net proceeds of $18.1 million from repayments on our CRE portfolio.

These sources of liquidity were offset by our paydowns on our term warehouse facilities, deployments in CRE whole loans and real estate investments, repurchases of common and preferred stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $89.6 million of unrestricted cash we held at June 30, 2024.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $10.9 million and $11.0 million at June 30, 2024 and December 31, 2023, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

Cash Flows

For the six months ended June 30, 2024, our restricted and unrestricted cash and cash equivalents balance decreased $293,000 to $91.6 million. The cash movements can be summarized by the following:

Cash flows from operating activities. For the six months ended June 30, 2024, operating activities increased our cash balances by $10.2 million, primarily driven by net income after removing non-cash provision for loan losses, and non-cash amortization and depreciation and net changes in other assets and liabilities.

Cash flows from investing activities. For the six months ended June 30, 2024, investing activities increased our cash balances by $102.7 million, primarily driven by repayments of CRE loans, partially offset by funding of existing commitments on CRE whole loans and deployments in our investment in real estate.

Cash flows from financing activities. For the six months ended June 30, 2024, financing activities decreased our cash balances by $113.2 million, primarily driven by repayments on our term warehouse financing facilities and CRE securitization notes and distributions on our preferred stock and repurchases of our common stock and preferred stock, partially offset by proceeds from financing on our investments in real estate and term warehouse financing facilities.

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

We were in compliance with all of our covenants at June 30, 2024 in accordance with the terms provided in agreements with our lenders.

At June 30, 2024, we had financing arrangements as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	June 2028	$500,000	$63,099	$436,901
CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A.	October 2018	July 2026	250,000	91,721	158,279
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2024	250,000	72,918	177,082
Mortgages Payable
ReadyCap Commercial, LLC (3)	April 2022	April 2025	20,375	20,081	294
Oceanview Life and Annuity Company (4)	January 2023	February 2025	48,000	29,686	18,314
Florida Pace Funding Agency (5)	January 2023	January 2053	15,510	15,510	-
Total				$293,015

(1)
Excludes deferred debt issuance costs of $2.6 million.
(2)
Excludes accrued interest payable of $452,000 and deferred debt issuance costs of $1.6 million.
(3)
Excludes deferred debt issuance costs of $155,000.
(4)
Excludes deferred debt issuance costs of $708,000.
(5)
Excludes deferred debt issuance costs of $412,000.

The following table summarizes the average principal outstanding during the three months ended June 30, 2024 and December 31, 2023 and the principal outstanding on our financing arrangements at June 30, 2024 and December 31, 2023 (in thousands, except amounts in footnotes):

Three Months Ended June 30, 2024	June 30, 2024	Three Months Ended December 31, 2023	December 31, 2023
Average Principal Outstanding	Principal Outstanding	Average Principal Outstanding	Principal Outstanding

(Back to Index)

(Back to Index)

Financing Arrangement
Senior secured financing facility (1)	$63,421	$63,099	$64,495	$64,495
Term warehouse financing facilities - CRE loans (2)	165,899	164,639	226,373	170,322
Total	$229,320	$227,738	$290,868	$234,817

(1)
Principal outstanding excludes accrued interest payable of $287,000 and $311,000 and deferred debt issuance costs of $2.6 million and $2.9 million at June 30, 2024 and December 31, 2023, respectively.
(2)
Principal outstanding excludes accrued interest payable of $452,000 and $539,000 and deferred debt issuance costs of $1.6 million and $2.3 million at June 30, 2024 and December 31, 2023, respectively.

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Financing Arrangement
Senior secured financing facility	$64,495	$64,495
Term warehouse financing facilities - CRE loans	189,563	333,834

Historically, we have financed the acquisition of our investments through collateralized debt obligations ("CDO") and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through June 30, 2024, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings. Our securitizations collectively had balances of $1.1 billion and $1.2 billion at June 30, 2024 and December 31, 2024, respectively.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands):

	Cash Distributions		Overcollateralization Cushion (1)		Annualized Interest Coverage Cushion (2)(3)
Name	For the Six Months Ended June 30, 2024	Year Ended December 31, 2023	At June 30, 2024	Initial Measurement Date	At June 30, 2024	Reinvestment Period End (4)
ACR 2021-FL1	$9,060	$24,923	$19,135	$6,758	$11,853	May 2023
ACR 2021-FL2	9,128	19,652	22,527	5,652	6,946	December 2023

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

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At June 30, 2024 and December 31, 2023, our leverage ratio under GAAP was 3.6 and 3.8 times, respectively. The leverage ratio decreased during the period due to the net decrease in borrowings in combination with a net decrease to total equity.

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

At June 30, 2024, we have $46.6 million of cumulative net operating losses ("NOL") to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act ("TCJA"), along with revisions made by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period. Additionally, we have cumulative total net capital losses of $121.9 million, which are set to expire at December 31, 2025.

We also have tax assets in our taxable REIT subsidiaries ("TRS"). These tax assets are analyzed and disclosed quarterly in our financial statements. At June 30, 2024, our TRSs have $60.2 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $20.4 million of NOLs with an indefinite carryforward period. Additionally, our TRSs have cumulative total net capital losses of $1.0 million, which are set to expire at December 31, 2024.

Distributions

We did not pay distributions on our common shares during the six months ended June 30, 2024 as we were focused on prudently retaining and managing sufficient excess liquidity. As a result of losses during 2020, we received significant NOL carryforwards and net capital loss carryforwards, as finalized in our 2020 tax return. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our earnings available for distribution, our Board expects to establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At June 30, 2024:
CRE securitizations	$1,097,825	$—	$—	$—	$1,097,825
Senior secured financing facility (1)	63,099	—	—	63,099	—
CRE - term warehouse financing facilities (2)	165,092	73,112	91,980	—	—
Mortgages payable (3)	65,277	49,767	—	—	15,510
5.75% Senior Unsecured Notes (4)	150,000	—	150,000	—	—
Unsecured junior subordinated debentures (5)	51,548	—	—	—	51,548
Lease liabilities (6)	853,583	1,657	5,739	6,271	839,916
Unfunded commitments on CRE loans (7)	89,050	46,612	42,438	—	—
Base management fees (8)	6,480	6,480	—	—	—
Total	$2,541,954	$177,628	$290,157	$69,370	$2,004,799

(1)
Excludes $287,000 of accrued interest payable.
(2)
Includes $452,000 of accrued interest payable.
(3)
Excludes $168,000 of accrued interest payable.
(4)
Excludes $21.6 million of interest expense payable through maturity in August 2026.
(5)
Excludes $24.0 million and $25.1 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(6)
Lease liabilities includes a ground rent lease for a hotel property with a term of 92 years and an annual growth rate of 3%.
(7)
Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At June 30, 2024, we had unfunded commitments on 45 CRE whole loans.
(8)
Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Off-Balance Sheet Arrangements

General

At June 30, 2024, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. At June 30, 2024, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $89.1 million and $109.4 million in unfunded loan commitments at June 30, 2024 and December 31, 2023, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

(Back to Index)

(Back to Index)

In connection with our investment in the student housing complex, ACRES RF entered into guarantees related to the Construction Loan. Pursuant to the guarantees, Jason Pollack, Frank Dellaglio and ACRES RF (collectively, the "Guarantors"), for the benefit of Oceanview, provided limited "bad boy" guaranties to Oceanview pursuant to the Construction Loan Agreement until the earlier of the payment in full of the indebtedness or the date of a sale of the property pursuant to a foreclosure of the mortgage or deed or other transfer in lieu of foreclosure is accepted by Oceanview. The Guarantors also entered into a Completion Guaranty Agreement for the benefit of Oceanview to guaranty the timely completion of the project in accordance with the Construction Loan Agreement, as well as a Carry Guaranty Agreement, for the benefit of Oceanview to guaranty unconditional payment by Chapel Drive East, LLC of all customary or necessary costs and expenses incurred in connection with the operation, maintenance and management of the property and an Environmental Indemnity Agreement jointly and severally in favor of Oceanview whereby the Guarantors provided environmental representations and warranties, covenants and indemnifications (collectively the "Guaranties"). The Guaranties include certain financial covenants required of ACRES RF, including required net worth and liquidity requirements.

(Back to Index)

(Back to Index)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2024, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed. Additionally, refer to Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on risks we face.

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

In addition, we are exposed to the risks generally associated with the commercial real estate ("CRE") market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At June 30, 2024, 85.6% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of four months.

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

(Back to Index)

(Back to Index)

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At June 30, 2024, 99.6% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 0.4% of our CRE loan portfolio by par value has a contractual fixed rate of interest. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.7 billion had a weighted-average benchmark floor of 0.75% at June 30, 2024.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended June 30, 2024
At June 30, 2024	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Decrease to Net Interest Income	Decrease to Net Interest Income Per Share	Increase to Net Interest Income	Increase to Net Interest Income Per Share
$333,585	$(839)	$(0.11)	$846	$0.11

(1)
Includes our floating-rate CRE loans at June 30, 2024.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1. LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. We are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2024.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission ("SEC"), except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock. In November 2023, our Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock. At June 30, 2024, $4.1 million remains available under this repurchase program.

The following table presents information about our common and preferred stock repurchases made during the six months ended June 30, 2024 in accordance with our repurchase program (dollars in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 2, 2024 - January 31, 2024	75,138	$9.86	75,138	$9,087,747
January 17, 2024 (2)	100,000	21.57	100,000	6,932,747
February 1, 2024 - February 29, 2024	52,195	10.14	52,195	6,404,704
March 1, 2024 - March 28, 2024	67,494	11.84	67,494	5,607,039
April 1, 2024 - April 30, 2024	52,812	13.83	52,812	4,877,655
May 1, 2024 - May 31, 2024	39,994	13.37	39,994	4,343,681
June 3, 2024 - June 28, 2024	22,652	12.80	22,652	4,054,292

(1)
The average price paid per share as reflected above includes broker fees and commissions.
(2)
These repurchases pertain to our Series D Cumulative Preferred Stock. All other repurchases listed pertain to our common stock.

On May 7, 2024, we issued a total of 333,333 shares of common stock under our Manager Incentive Plan to ACRES Share Holdings, LLC, a subsidiary of the Manager and under our Third Amended and Restated Omnibus Equity Compensation Plan to our directors (with the exception of Messrs. Fentress and Fogel), after we reached the established per share book value target of $27.00 per share. Each grant vests 25% over four years. Of this amount, ACRES Share Holdings, LLC was granted 295,237 shares of common stock and now holds approximately 12.3% of our outstanding common stock. Shares issued to ACRES Share Holdings, LLC under the Management Incentive Plan were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On May 7, 2024, we granted ACRES Share Holdings, LLC a stock ownership waiver allowing it to exceed the 9.8% ownership limitations set forth in our charter. The stock ownership waiver allows ACRES Share Holdings, LLC to hold up to 15% of our outstanding shares of common stock.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.4(j)	Guaranty, dated May 25, 2021 between Exantas Phili Holdings, LLC in favor of the Secured Parties. (36)
10.4(k)	Guaranty, dated May 25, 2021 between 65 E. Wacker Holdings, LLC in favor of the Secured Parties. (36)
10.4(l)	Guaranty, dated May 25, 2021 between Plymouth Meeting Holdings, LLC in favor of the Secured Parties. (36)
10.4(m)	Pledge and Guaranty Agreement, dated August 16, 2021 between ACRES Real Estate TRS 9 LLC in favor of the Secured Parties. (36)
10.4(n)	Guaranty, dated April 12, 2022 between Appleton Hotel Holdings, LLC and Appleton Hotel Leasing, LLC in favor of the Secured Parties. (36)
10.5(a)	Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (16)
10.5(b)	Agreement between the Company, OCM XAN Holdings PT, LLC and the Massachusetts Mutual Life Insurance Company, dated August 18, 2021. (29)
10.5(c)	Amendment No. 1 to Note and Warrant Purchase Agreement, dated January 31, 2022, between ACRES Commercial Realty Corp. and the Purchasers signatory thereto. (34)
10.6	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (16)
10.7(a)	Manager Incentive Plan. (23)
10.7(b)	Form of Stock Award Agreement Under the Manager Incentive Plan. (26)
10.8	Equity Distribution Agreement, dated October 4, 2021, by and among ACRES Commercial Realty Corp., ACRES Capital, LLC and JonesTrading Institutional Services LLC. (31)
10.9(a)	Building Loan Agreement, dated as of January 24, 2023 between Chapel Drive East, LLC and Oceanview Life and Annuity Company. (42)
10.9(b)	Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (39)
10.9(c)	Completion Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (39)
10.9(d)	Carry Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (39)
10.9(e)	Environmental Indemnity Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. in favor of Oceanview Life and Annuity Company. (39)
16.1(a)	Letter from Grant Thornton LLP dated April 26, 2024. (46)
16.1(b)	Letter from Grant Thornton LLP dated May 8, 2024 (47)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
97.1	Policy for the Recovery of Erroneously Awarded Compensation. (45)
99.1(a)	Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (13)
99.1(b)	First Amendment to Uncommitted Master Repurchase Agreement dated as of August 14, 2020 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (20)
99.1(c)	Amendment No. 2 to Master Repurchase Agreement, dated September 1, 2021 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (30)

(Back to Index)

(Back to Index)

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

99.2(c)	Guaranty made by ACRES Commercial Realty Corp., as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC, dated November 3, 2021. (33)
99.2(d)	Amendment No. 1 to Guaranty, dated November 18, 2022 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (41)
99.2(e)	Amendment No. 2 to Guaranty, dated November 3, 2023 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (44)
99.3	Material Federal Income Tax Considerations. (45)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
104	Cover Page Interactive Data File.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(8)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(11)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(14)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(15)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(17)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(20)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(22)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(23)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.
(29)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2021.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2021.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2021.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2021.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2022.
(35)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(36)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
(37)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 27, 2022.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 30, 2022.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2023.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 22, 2022.
(41)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2022.
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2023.
(44)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
(45)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
(46)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 26, 2024.
(47)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K/A filed on May 8, 2024.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

August 6, 2024	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

August 6, 2024	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Senior Vice President
Chief Financial Officer and Treasurer

August 6, 2024	By:	/s/ Linda M. Kilpatrick
Linda M. Kilpatrick
Vice President
Chief Accounting Officer and Controller

(Back to Index)