Form 10-Q
period 2024-09-30
ACRES Commercial Realty Corp.
filed 2024-11-06
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of outstanding shares of the registrant’s common stock on November 4, 2024 was 7,736,907 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

		PAGE
PART I		3
Item 1:	Financial Statements	3
	Consolidated Balance Sheets – September 30, 2024 (unaudited) and December 31, 2023	3
	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023	5
	Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023	6
	Consolidated Statements of Changes in Equity (unaudited) for the Three Months Ended March 31, 2024 and 2023 and June 30, 2024 and 2023 and September 30, 2024 and 2023	7
	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2024 and 2023	9
	Notes to Consolidated Financial Statements – September 30, 2024 (unaudited)	10
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	75
Item 4:	Controls and Procedures	77
PART II		78
Item 1:	Legal Proceedings	78
Item 1A:	Risk Factors	78
Item 2:	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	78
Item 5:	Other Information	79
Item 6:	Exhibits	80
SIGNATURES		84

(Back to Index)

(Back to Index)

PART I

ITEM 1. FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$70,074	$83,449
Restricted cash	961	8,437
Accrued interest receivable	13,944	11,783
CRE loans	1,580,516	1,857,093
Less: allowance for credit losses	(34,699)	(28,757)
CRE loans, net	1,545,817	1,828,336
Principal paydowns receivable	24,445	—
Loan receivable - due from Manager	10,750	10,975
Investments in unconsolidated entities	22,036	1,548
Properties held for sale	200,194	62,605
Investments in real estate	89,379	157,621
Right of use assets	19,613	19,879
Intangible assets	7,152	7,882
Other assets	5,971	3,590
Total assets	$2,010,336	$2,196,105
LIABILITIES (2)
Accounts payable and other liabilities	$16,421	$13,963
Management fee payable - related party	540	584
Accrued interest payable	4,867	8,459
Borrowings	1,489,229	1,676,200
Lease liabilities	44,739	44,276
Distributions payable	3,740	3,262
Accrued tax liability	735	121
Liabilities held for sale	3,173	3,025
Total liabilities	1,563,444	1,749,890
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,507,857 and 4,607,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 7,789,217 and 7,878,216 shares issued and outstanding (including 574,538 and 416,675 unvested restricted shares)	8	8
Additional paid-in capital	1,164,285	1,169,970
Accumulated other comprehensive loss	(3,605)	(4,801)
Distributions in excess of earnings	(724,358)	(729,391)
Total stockholders’ equity	436,340	435,796
Non-controlling interests	10,552	10,419
Total equity	446,892	446,215
TOTAL LIABILITIES AND EQUITY	$2,010,336	$2,196,105

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$190	$220
Accrued interest receivable	10,719	9,188
CRE loans, pledged as collateral (3)	1,237,235	1,466,463
Principal paydown receivable	15,450	—
Other assets	159	71
Total assets of consolidated VIEs	$1,263,753	$1,475,942
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$142	$143
Accrued interest payable	2,477	3,828
Borrowings	990,520	1,204,569
Total liabilities of consolidated VIEs	$993,139	$1,208,540

(3)
Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Interest income:
CRE loans	$38,712	$47,567	$120,918	$138,388
Other	589	641	2,060	2,297
Total interest income	39,301	48,208	122,978	140,685
Interest expense	28,842	33,555	90,404	97,372
Net interest income	10,459	14,653	32,574	43,313
Real estate income	11,857	9,316	29,371	25,266
Other revenue	37	37	112	107
Total revenues	22,353	24,006	62,057	68,686
OPERATING EXPENSES
General and administrative	2,430	2,246	8,041	7,573
Real estate expenses	12,524	9,706	31,791	29,058
Management fees - related party	1,624	2,113	4,871	5,776
Equity compensation - related party	833	482	2,124	2,095
Corporate depreciation and amortization	16	22	40	68
(Reversal of) provision for credit losses, net	(291)	1,983	5,942	9,779
Total operating expenses	17,136	16,552	52,809	54,349
	5,217	7,454	9,248	14,337
OTHER INCOME (EXPENSE)
Equity in losses of unconsolidated subsidiaries	(168)	—	(209)	—
Gain on conversion of real estate	2,802	—	8,637	—
Gain on sale of real estate	—	—	—	745
Other income	285	113	1,835	465
Total other income	2,919	113	10,263	1,210
INCOME BEFORE TAXES	8,136	7,567	19,511	15,547
Income tax expense	(82)	—	(136)	(129)
NET INCOME	8,054	7,567	19,375	15,418
Net income allocated to preferred shares	(5,318)	(4,855)	(14,946)	(14,566)
Carrying value in excess of consideration paid for preferred shares	—	—	242	—
Net loss allocable to non-controlling interest, net of taxes	88	158	362	419
NET INCOME ALLOCABLE TO COMMON SHARES	$2,824	$2,870	$5,033	$1,271
NET INCOME PER COMMON SHARE - BASIC	$0.37	$0.34	$0.65	$0.15
NET INCOME PER COMMON SHARE - DILUTED	$0.36	$0.33	$0.63	$0.15
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	7,669,051	8,456,884	7,695,656	8,469,597
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	7,945,622	8,592,556	7,940,299	8,609,679

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$8,054	$7,567	$19,375	$15,418
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in interest expense	401	402	1,196	1,192
Total other comprehensive income	401	402	1,196	1,192
Comprehensive income before allocation to preferred shares	8,455	7,969	20,571	16,610
Net loss allocated to non-controlling interests shares	88	158	362	419
Carrying value in excess of consideration paid for preferred shares	—	—	242	—
Net income allocated to preferred shares	(5,318)	(4,855)	(14,946)	(14,566)
Comprehensive income allocable to common shares	$3,225	$3,272	$6,229	$2,463

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2023	7,878,216	$8	$5	$5	$1,169,970	$(4,801)	$(729,391)	$435,796	$10,419	$446,215
Purchase and retirement of common stock	(194,827)	—	—	—	(2,068)	—	—	(2,068)	—	(2,068)
Stock-based compensation	1,911	—	—	—	19	—	—	19	—	19
Amortization of stock-based compensation	—	—	—	—	477	—	—	477	—	477
Preferred stock redemption	—	—	—	—	(2,399)	—	242	(2,157)	—	(2,157)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	180	180
Net income	—	—	—	—	—	—	5,136	5,136	(212)	4,924
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,822)	(4,822)	—	(4,822)
Amortization of terminated derivatives	—	—	—	—	—	397	—	397	—	397
Balance, March 31, 2024	7,685,300	$8	$5	$5	$1,165,999	$(4,404)	$(728,835)	$432,778	$10,387	$443,165
Purchase and retirement of common stock	(115,458)	—	—	—	(1,555)	—	—	(1,555)	—	(1,555)
Stock-based compensation	333,333	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	(82)	—	—	(82)	—	(82)
Amortization of stock-based compensation	—	—	—	—	814	—	—	814	—	814
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	61	61
Net income	—	—	—	—	—	—	6,459	6,459	(62)	6,397
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,806)	(4,806)	—	(4,806)
Amortization of terminated derivatives	—	—	—	—	—	398	—	398	—	398
Balance, June 30, 2024	7,903,175	$8	$5	$5	$1,165,176	$(4,006)	$(727,182)	$434,006	$10,386	$444,392
Purchase and retirement of common stock	(113,958)	—	—	—	(1,724)	—	—	(1,724)	—	(1,724)
Amortization of stock-based compensation	—	—	—	—	833	—	—	833	—	833
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	254	254
Net income	—	—	—	—	—	—	8,142	8,142	(88)	8,054
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(5,318)	(5,318)	—	(5,318)
Amortization of terminated derivatives	—	—	—	—	—	401	—	401	—	401
Balance, September 30, 2024	7,789,217	$8	$5	$5	$1,164,285	$(3,605)	$(724,358)	$436,340	$10,552	$446,892

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (Continued)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2022	8,708,100	$9	$5	$5	$1,174,202	$(6,394)	$(732,359)	$435,468	$5,846	$441,314
Purchase and retirement of common stock	(79,744)	—	—	—	(756)	—	—	(756)	—	(756)
Stock-based compensation	17,780	—	—	—	170	—	—	170	—	170
Amortization of stock-based compensation	—	—	—	—	894	—	—	894	—	894
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,332	2,332
Net income	—	—	—	—	—	—	2,439	2,439	(146)	2,293
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,855)	(4,855)	—	(4,855)
Amortization of terminated derivatives	—	—	—	—	—	393	—	393	—	393
Balance, March 31, 2023	8,646,136	$9	$5	$5	$1,174,510	$(6,001)	$(734,775)	$433,753	$8,032	$441,785
Purchase and retirement of common stock	(135,416)	—	—	—	(1,200)	—	—	(1,200)	—	(1,200)
Stock-based compensation	6,875	—	—	—	65	—	—	65	—	65
Amortization of stock-based compensation	—	—	—	—	719	—	—	719	—	719
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,533	1,533
Net income	—	—	—	—	—	—	5,673	5,673	(115)	5,558
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,856)	(4,856)	—	(4,856)
Amortization of terminated derivatives	—	—	—	—	—	397	—	397	—	397
Balance, June 30, 2023	8,517,595	$9	$5	$5	$1,174,094	$(5,604)	$(733,958)	$434,551	$9,450	$444,001
Purchase and retirement of common stock	(83,297)	(1)	—	—	(728)	—	—	(729)	—	(729)
Stock-based compensation	14,226	—	—	—	127	—	—	127	—	127
Amortization of stock-based compensation	—	—	—	—	482	—	—	482	—	482
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,232	1,232
Net income	—	—	—	—	—	—	7,725	7,725	(158)	7,567
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(4,855)	(4,855)	—	(4,855)
Amortization of terminated derivatives	—	—	—	—	—	402	—	402	—	402
Balance, September 30, 2023	8,448,524	$8	$5	$5	$1,173,975	$(5,202)	$(731,088)	$437,703	$10,524	$448,227

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,375	$15,418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, net	5,942	9,779
Depreciation, amortization and accretion	5,200	3,996
Amortization of stock-based compensation	2,124	2,095
Gain on conversion of real estate	(8,637)	—
Gain on sale of real estate	—	(745)
Equity in losses of unconsolidated subsidiaries	209	—
Changes in operating assets and liabilities	(5,585)	5,681
Net cash provided by operating activities	18,628	36,224
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal fundings of CRE loans	(27,958)	(75,002)
Principal payments received on CRE loans	245,684	194,856
Investments in real estate	(42,755)	(27,434)
Investment in unconsolidated entities	(574)	—
Purchases of furniture and fixtures	(8)	—
Proceeds from sale of real estate	—	14,309
Principal payments received on loan - due from Manager	225	225
Net cash provided by investing activities	174,614	106,954
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	(82)	—
Repurchase of common stock	(5,347)	(2,684)
Repurchase of preferred stock	(2,157)	—
Proceeds from borrowings:
Senior secured financing facility	—	13,500
Warehouse financing facilities and repurchase agreements	19,177	11,970
Mortgages payable	31,071	144
Construction loans	—	6,106
Payments on borrowings:
Securitizations	(216,447)	(32,091)
Senior secured financing facility	(1,397)	(40,554)
Warehouse financing facilities and repurchase agreements	(24,938)	(89,704)
Payment of debt issuance costs	—	(4,891)
Proceeds received from non-controlling interests	495	5,097
Distributions paid on preferred stock	(14,468)	(14,566)
Net cash used in financing activities	(214,093)	(147,673)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(20,851)	(4,495)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	91,886	104,811
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$71,035	$100,316

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2024 and December 31, 2023, $66.8 million and $81.1 million, respectively, of the reported cash balances exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation deposit insurance limits of $250,000 per respective depository or brokerage institution. However, all of the Company’s cash deposits are held at multiple, established financial institutions, in multiple accounts associated with its parent and respective consolidated subsidiaries, to minimize credit risk exposure. The Company has not experienced, and does not expect, any losses on its cash and cash equivalents.

Restricted cash includes required account balance minimums primarily for the Company’s CRE debt securitizations as well as cash held in the syndicated corporate loan collateralized debt obligations ("CDOs").

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$70,074	$64,440
Restricted cash	961	35,876
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$71,035	$100,316

Investments in Real Estate

The Company depreciates investments in real estate and amortizes related intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	8 to 35 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures and equipment	3 to 12 years
Right of use assets	7 to 94 years
Intangible assets	90 days to 18 years
Lease liabilities	7 to 94 years

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $21.4 million) at September 30, 2024, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

September 30, 2024

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of two VIEs at both September 30, 2024 and December 31, 2023 (collectively, the "Consolidated VIEs").

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the nine months ended September 30, 2024 and 2023, the Company did not provide any financial support to either of its Consolidated VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to either of its Consolidated VIEs.

Charles Street-ACRES FSU Student Venture, LLC

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

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at September 30, 2024 and December 31, 2023. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of each of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, at September 30, 2024 and December 31, 2023. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

65 E. Wacker Joint Venture, LLC

In March 2024, the Company contributed its interest in an East North Central office property to form a joint venture (the "Wacker JV") with an unrelated third-party ("Wacker Managing Member") for the purpose of converting the office property to multifamily units. At the date of contribution, the office property had a fair value of $20.3 million. The Wacker Managing Member is responsible for the day-to-day operations of the Wacker JV, but the Company and the Wacker Managing Member must each approve all major decisions related to the operations, financing or disposition of the Wacker JV before any major decision can be taken. The Company accounts for its investment in the Wacker JV as an equity method investment within investments in unconsolidated entities in its consolidated financial statements.

7720 McCallum JV, LLC

In September 2024, the Company contributed $574,000 as well as its net interest in a multifamily unit property located in the Southwest region to form a joint venture (the "McCallum JV") with an unrelated third-party ("McCallum Managing Member"). The McCallum Managing Member is responsible for the day-to-day operations of the McCallum JV. The Company determined McCallum JV to be a VIE for which it was not the primary beneficiary because it did not have the power to direct the activities most significant to the McCallum JV, as the Company does not have unilateral kick-out rights or substantive participating rights. The Company accounts for its investment in the McCallum JV as an equity method investment within investments in unconsolidated entities in its consolidated financial statements.

Upon formation of the McCallum JV, the McCallum JV took ownership of the multifamily property subject to a related CRE loan payable to the Company which was novated to allow the McCallum JV to replace the original obligor who was experiencing financial difficulty. The $31.5 million CRE loan has an initial maturity date of September 5, 2027 and bears interest at a rate of one-month Term SOFR and a spread of 2.75%. There were no other changes to the terms of the loan. McCallum JV also entered into a $1.5 million mezzanine loan commitment with the Company. No amounts were funded under this commitment at September 30, 2024.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at September 30, 2024 (in thousands):

	Unsecured Junior Subordinated Debentures	65 E Wacker Joint Venture, LLC	7720 McCallum JV, LLC	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$13	$—	$—	$13	$—
Investments in unconsolidated entities	1,548	19,942	546	22,036	22,036
Total assets	1,561	19,942	546	22,049

LIABILITIES
Accrued interest payable	420	—	—	420	N/A
Borrowings	51,548	—	—	51,548	N/A
Total liabilities	51,968	—	—	51,968
Net (liability) asset	$(50,407)	$19,942	$546	$(29,919)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Supplemental cash flows:
Interest expense paid in cash	$91,084	$94,433
Income taxes paid in cash	83	101
Non-cash investing activities include the following:
Transfer of whole loans to investments in real estate	$43,828	$20,900
Properties held for sale assets related to the receipt of foreclosure or deed-in-lieu of foreclosure	(14,398)	(20,900)
Transfer of investment in real estate to investment in unconsolidated entities	(20,123)	—
Investments in real estate related to the receipt of foreclosure	(9,307)	—
Non-cash financing activities include the following:
Incentive compensation paid in common stock	$19	$362
Distributions on preferred stock accrued but not paid	3,740	3,262
Capitalized amortization of deferred debt issuance costs	717	—
Capitalized interest	1,722	766

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s CRE loans held for investment by asset type (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At September 30, 2024:
Whole loans (5)(6)(7)	55	$1,578,565	$(2,749)	$1,575,816	$(29,999)	$1,545,817	BR + 2.50% to BR + 8.61%	October 2024 to September 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,583,265	$(2,749)	$1,580,516	$(34,699)	$1,545,817

At December 31, 2023:
Whole loans (5)(6)	69	$1,858,265	$(5,872)	$1,852,393	$(24,057)	$1,828,336	BR + 2.50% to BR + 8.61%	January 2024 to January 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,862,965	$(5,872)	$1,857,093	$(28,757)	$1,828,336

(1)
Amounts include unamortized loan origination fees of $1.8 million and $5.8 million and deferred amendment fees of $968,000 and $110,000 at September 30, 2024 and December 31, 2023, respectively.
(2)
Benchmark rates ("BR") comprise one-month Term Secured Overnight Financing Rate ("Term SOFR"). Weighted-average one-month benchmark rates were 5.22% and 5.39% at September 30, 2024 and December 31, 2023, respectively. Additionally, weighted-average benchmark rate floors were 0.85% and 0.70% at September 30, 2024 and December 31, 2023, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude four and three whole loans, with amortized costs of $94.4 million and $41.2 million, in maturity default at September 30, 2024 and December 31, 2023, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at September 30, 2024 and December 31, 2023.
(6)
CRE whole loans had $78.4 million and $109.4 million in unfunded loan commitments at September 30, 2024 and December 31, 2023, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained.
(7)
Includes a mezzanine loan of $2.9 million, at amortized cost, that has a fixed interest rate of 15.0% at September 30, 2024.

The following is a summary of the Company’s CRE loans held for investment by property type and geographic location (dollars in thousands, except amounts in footnotes):

	September 30, 2024		December 31, 2023
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Multifamily	$1,225,778	79.4%	$1,453,681	79.6%
Office	216,964	14.0%	247,410	13.5%
Hotel	66,851	4.3%	70,857	3.9%
Self-Storage	36,224	2.3%	48,363	2.6%
Retail	—	—	8,025	0.4%
Total	$1,545,817	100%	$1,828,336	100%

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

	September 30, 2024		December 31, 2023
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Southwest	$433,992	28.1%	$484,902	26.6%
Mountain	276,876	17.9%	275,120	15.0%
Southeast	249,344	16.1%	401,624	22.0%
Mid Atlantic	217,747	14.1%	236,104	12.9%
Pacific	146,874	9.5%	169,789	9.3%
Northeast	134,942	8.7%	161,172	8.8%
East North Central	46,538	3.0%	60,401	3.3%
West North Central	39,504	2.6%	39,224	2.1%
Total	$1,545,817	100%	$1,828,336	100%

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2024	2025	2026 and Thereafter	Total
At September 30, 2024:
Whole loans (1)	$123,016	$1,060,979	$297,394	$1,481,389
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$123,016	$1,060,979	$302,094	$1,486,089

Description	2024	2025	2026 and Thereafter	Total
At December 31, 2023:
Whole loans (1)	$916,985	$814,772	$79,484	$1,811,241
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$916,985	$814,772	$84,184	$1,815,941

(1)
Maturity dates exclude four and three whole loans, with amortized costs of $94.4 million and $41.2 million, in maturity default at September 30, 2024 and December 31, 2023, respectively.
(2)
At September 30, 2024, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options were $101.3 million and $1.4 billion in 2025 and 2026 and thereafter, respectively. At December 31, 2023, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $80.4 million, $101.7 million and $1.6 billion in 2024, 2025 and 2026 and thereafter, respectively.

At September 30, 2024 and December 31, 2023, no single loan or investment represented more than 10% of the Company’s total assets, and no single investment group generated over 10% of the Company’s revenue.

Principal Paydowns Receivable

Principal paydowns receivable represents loan principal payments that have been received by the Company's servicers and trustees but have not been remitted to the Company. At September 30, 2024, the Company had $24.4 million of principal paydowns receivable, all of which were received by the Company during October 2024. At December 31, 2023, the Company had no loan principal paydowns receivable.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the nine months ended September 30, 2024 and the year ended December 31, 2023 (in thousands):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Allowance for credit losses at beginning of period	$28,757	$18,803
Provision for credit losses	5,942	10,902
Charge offs	—	(948)
Allowance for credit losses at end of period	$34,699	$28,757

During the three months ended September 30, 2024, the Company recorded a reversal of expected credit losses of $291,000, primarily attributable to a decrease in modeled credit risk resulting from payoffs and net improvements in property-level performance, offset by a minor worsening of macroeconomic factors, which in turn is keeping interest rates higher for longer. During the nine months ended September 30, 2024, provisions of expected credit losses in the first and second quarters of 2024 outpaced the reversal during the third quarter of 2024, resulting in a net provision of $5.9 million, primarily driven by worsening macroeconomic factors, including, but not limited to, higher interest rates lasting longer than expected pressuring CRE pricing, offset, in part, by a decrease in modeled credit risk resulting from payoffs and net improvements in property-level performance.

At both September 30, 2024 and December 31, 2023, the Company individually evaluated the following loan for impairment:

•
An office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both September 30, 2024 and December 31, 2023. The Company fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at September 30, 2024. The loan entered payment default in February 2023 and has been placed on nonaccrual status.

In fiscal year 2024, the Company individually evaluated one additional loan for which a resolution was reached:

•
One multifamily loan in the Southeast region, with a principal balance of $9.3 million for which foreclosure was determined to be probable. In August 2024, the Company foreclosed on the loan.

At December 31, 2023, the Company had individually evaluated three additional loans for which resolutions were reached in fiscal year 2024:

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

•
An office loan in the Southwest region, with a principal balance of $19.1 million at December 31, 2023 for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022 and was modified three times to extend its maturity to June 2022. The loan entered into payment default and was placed on nonaccrual status. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and May 2024, the Company agreed to temporarily defer its right to foreclose on the property. In July 2024, the Company foreclosed on the loan. At the time of foreclosure, the loan had a principal balance of $14.4 million.

Credit quality indicators

Commercial Real Estate Loans

CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or re-underwritten loan-to-collateral value ("LTV") ratios, loan structure and exit plan. Depending on the loan’s performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with the lowest credit quality. Loans are typically rated a 2 at origination. The factors evaluated provide general criteria to monitor credit migration in the Company’s loan portfolio; as such, a loan’s rating may improve or worsen, depending on new information received.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At September 30, 2024:
Whole loans, floating-rate	$61,993	$649,765	$505,249	$353,196	$5,613	$1,575,816
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$61,993	$649,765	$505,249	$353,196	$10,313	$1,580,516

At December 31, 2023:
Whole loans, floating-rate	$—	$973,424	$581,032	$256,785	$41,152	$1,852,393
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$973,424	$581,032	$256,785	$45,852	$1,857,093

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $13.9 million and $11.8 million at September 30, 2024 and December 31, 2023, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2024(1)	2023	2022	2021	2020	Prior	Total (2)
At September 30, 2024:
Whole loans, floating-rate: (3)
Rating 1	$—	$—	$—	$61,993	$—	$—	$61,993
Rating 2	—	47,505	150,007	381,822	56,460	13,971	649,765
Rating 3	—	15,798	216,417	261,949	—	11,085	505,249
Rating 4	31,545	—	84,778	191,984	—	44,889	353,196
Rating 5	—	—	—	—	—	5,613	5,613
Total whole loans, floating-rate	31,545	63,303	451,202	897,748	56,460	75,558	1,575,816
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$31,545	$63,303	$451,202	$897,748	$56,460	$80,258	$1,580,516
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2023	2022	2021	2020	2019	Prior	Total (2)
At December 31, 2023:
Whole loans, floating-rate: (3)
Rating 2	$63,634	$212,175	$636,487	$22,556	$38,572	$—	$973,424
Rating 3	—	168,791	364,369	34,232	—	13,640	581,032
Rating 4	—	82,918	123,333	—	5,645	44,889	256,785
Rating 5	—	14,000	—	—	19,127	8,025	41,152
Total whole loans, floating-rate	63,634	477,884	1,124,189	56,788	63,344	66,554	1,852,393
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$63,634	$477,884	$1,124,189	$56,788	$63,344	$71,254	$1,857,093
Current Period Gross Write-Offs	$—	$—	$—	$—	$(948)	$—	$(948)

(1)
Includes one novated CRE whole loan that resulted from a loan workout.
(2)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $13.9 million and $11.8 million at September 30, 2024 and December 31, 2023, respectively.
(3)
Acquired CRE whole loans are grouped within each loan’s year of origination.

The Company has one additional mezzanine loan that was included in other assets held for sale, and that loan had no carrying value at both September 30, 2024 and December 31, 2023.

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis at the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable (1)	Total Loans > 90 Days and Accruing
At September 30, 2024:
Whole loans, floating-rate	$94,427	$—	$—	$94,427	$1,481,389	$1,575,816	$—
Mezzanine loan (2)	—	—	4,700	4,700	—	4,700	—
Total	$94,427	$—	$4,700	$99,127	$1,481,389	$1,580,516	$—

At December 31, 2023:
Whole loans, floating-rate	$—	$—	$41,152	$41,152	$1,811,241	$1,852,393	$19,127
Mezzanine loan (2)	—	—	4,700	4,700	—	4,700	—
Total	$—	$—	$45,852	$45,852	$1,811,241	$1,857,093	$19,127

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $13.9 million and $11.8 million at September 30, 2024 and December 31, 2023, respectively.
(2)
Fully reserved at both September 30, 2024 and December 31, 2023.

At September 30, 2024 and December 31, 2023, the Company had four and three CRE whole loans, with total amortized costs of $94.4 million and $41.2 million, respectively, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

During the three and nine months ended September 30, 2024, the Company recognized interest income of $204,000 and $338,000, respectively, on one CRE whole loan that was placed on nonaccrual status. In both the three and nine months ended September 30, 2023, the Company recognized interest income of $335,000, on two CRE whole loans that were placed on nonaccrual status.

Loan Modifications

The Company is required to disclose modifications where it determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the nine months ended September 30, 2024, the Company entered into the following three loan modifications that required disclosure:

•
A multifamily loan with an amortized cost of $53.0 million, representing 3.4% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current interest rate from one-month Term SOFR plus a spread of 3.70% to one-month Term SOFR plus a spread of 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $44.4 million, representing 2.8% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $70.7 million, representing 4.5% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from January 2025 to January 2026 and (ii) provide for 2.00% per annum of the interest rate to be deferred until payoff. The Company also entered into a mezzanine loan with a total commitment of $6.0 million, of which $3.0 million was funded as of September 30, 2024. The loan has a fixed rate of 15.00% that accrues and will be due at payoff in January 2026. In connection with the modification, the borrower renewed the interest rate cap.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

These loans were performing in accordance with the modified contractual terms as of September 30, 2024. At September 30, 2024, two of these loans, with a total amortized cost of $123.7 million, had a risk rating of "4" and one loan, with an amortized cost of $44.4 million, had a risk rating of "3". Loans with a risk rating of "3" and "4" are included in the determination of the Company's general CECL reserves.

During the nine months ended September 30, 2023, the Company did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

NOTE 7 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

During the three months ended September 30, 2024, the Company acquired investments in real estate as a result of its lending activities (through foreclosure or deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans). The following table summarizes the acquisition date values of the acquired assets and assumed liabilities during the three and nine months ended September 30, 2024 (in thousands):

Investments in real estate from lending activities:
Assets acquired:
Investments in real estate	$9,140
Cash and other assets	629
Properties held for sale	18,299
Total	28,068

Liabilities assumed:
Other liabilities	758

Total fair value at acquisition of net assets acquired	$27,310

At September 30, 2024, the Company held investments in eight real estate properties, four of which are included in investments in real estate, and four of which are included in properties held for sale on the consolidated balance sheet. During the three months ended September 30, 2024, the Company reclassified one property in the southeast region with a carrying value of $118.2 million from an investment in real estate to real estate held for sale.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

The following table summarizes the book value of the Company’s acquired assets and assumed liabilities (in thousands, except amounts in the footnotes):

	September 30, 2024			December 31, 2023
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$95,105	$(5,775)	$89,330	$162,662	$(5,041)	$157,621
Right of use assets (2)(3)	19,665	(683)	18,982	19,664	(478)	19,186
Intangible assets (4)	11,195	(4,043)	7,152	11,474	(3,592)	7,882
Subtotal	125,965	(10,501)	115,464	193,800	(9,111)	184,689

Investments in real estate from lending activities:
Properties held for sale (5)	200,194	—	200,194	62,605	—	62,605
Total	326,159	(10,501)	315,658	256,405	(9,111)	247,294

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	71,368	2,548	73,916	40,297	1,489	41,786
Other liabilities	247	(247)	—	247	(220)	27
Lease liabilities (3)(6)	44,061	—	44,061	43,538	—	43,538
Subtotal	115,676	2,301	117,977	84,082	1,269	85,351

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,173	—	3,173	3,025	—	3,025
Total	118,849	2,301	121,150	87,107	1,269	88,376

Total net investments in real estate and properties held for sale (8)	$207,310		$194,508	$169,298		$158,918

(1)
Includes $22.4 million and $38.4 million of land, which is not depreciable, at September 30, 2024 and December 31, 2023, respectively. Also includes $2.9 million and $44.9 million of construction in progress, which is also not depreciable until placed in service, at September 30, 2024 and December 31, 2023, respectively.
(2)
Primarily comprised an $18.7 million and $19.2 million right of use asset, at September 30, 2024 and December 31, 2023, respectively, associated with the ground lease disclosed at footnote (6) below as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)
Primarily comprised a franchise intangible of $4.3 million and $4.7 million, a management contract intangible of $2.8 million and $2.9 million and a customer list intangible of $89,000 and $223,000, at September 30, 2024 and December 31, 2023, respectively.
(5)
At September 30, 2024 and December 31, 2023, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, as well as an office property acquired via deed-in-lieu of foreclosure in June 2023. At September 30, 2024, two additional properties, a newly constructed multi-family property placed in service in September 2024 and an office complex acquired July 2024, were classified as properties held for sale.
(6)
Primarily comprised of a $43.7 million ground lease with a remaining term of 92 years at September 30, 2024. Lease expense was $2.1 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively.
(7)
Comprised of an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining. At September 30, 2024, 92 years remain in its term.

The Company recorded lease payments of $452,000 and $1.3 million for the three and nine months ended September 30, 2024, respectively, and $439,000 and $1.3 million for the three and nine months ended September 30, 2023, respectively. The Company recorded amortization of $51,000 and $153,000 during the three and nine months ended September 30, 2024, respectively, related to the right of use asset and accretion of $639,000 and $1.9 million during the three and nine months ended September 30, 2024, respectively, related to its ground lease liability. The Company recorded amortization of $51,000 and $153,000 during the three and nine months ended September 30, 2023, respectively, related to the right of use asset and accretion of $620,000 and $1.8 million during the three and nine months ended September 30, 2023, respectively, related to its ground lease liability.

During the three and nine months ended September 30, 2024, the Company recorded amortization expense of $243,000 and $730,000, respectively, on its intangible assets. During the three and nine months ended September 30, 2023, the Company recorded amortization expense of $252,000 and $755,000, respectively, on its intangible assets. The Company expects to record additional amortization expense of $232,000 during the remainder of fiscal year 2024. The Company also expects to record amortization expense of $793,000, $748,000, $748,000, $748,000 and $748,000 during the 2025, 2026, 2027, 2028 and 2029 fiscal years, respectively, on its intangible assets.

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
•
Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (in thousands):

	September 30, 2024	December 31, 2023
Operating Leases:
Right of use assets	$631	$693
Lease liabilities	$(678)	$(738)

Weighted average remaining lease term:	5.0 years	5.8 years
Weighted average discount rate (1):	8.70%	8.70%

(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

The following table summarizes the Company’s operating lease costs and cash payments for the periods presented (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Lease Cost:
Operating lease cost	$40	$39	$119	$154

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$39	$38	$116	$113

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2024	$40
2025	162
2026	166
2027	170
2028	174
Thereafter	131
Subtotal	843
Less: impact of discount	(165)
Total	$678

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at September 30, 2024 and December 31, 2023 and equity in earnings of unconsolidated entities for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except in the footnotes):

				Earnings (Losses) of Unconsolidated Entities
	Ownership %			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	at September 30, 2024	September 30, 2024	December 31, 2023	2024	2023	2024	2023
Investment in RCT I and II (1)	3%	$1,548	$1,548	$—	$—	$—	$—
65 E. Wacker Joint Venture, LLC (2)	90%	19,942	—	(140)	—	(181)	—
7720 McCallum JV, LLC (3)	50%	546	—	(28)	—	(28)	—
Total		$22,036	$1,548	$(168)	$—	$(209)	$—

(1)
During the three and nine months ended September 30, 2024 and 2023, dividends from the investments in RCT I's and RCT II's common shares in the amounts of $38,000 and $27,000 and $112,000 and $107,000, respectively, are recorded in other revenue on the Company's consolidated statements of operations.
(2)
Refer to Note 3 for details regarding the Wacker JV.
(3)
Refer to Note 3 for details regarding the McCallum JV.

NOTE 10 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At September 30, 2024:
ACR 2021-FL1 Senior Notes	$585,332	$1,056	$584,276	6.73%	11.7 years	$712,752
ACR 2021-FL2 Senior Notes	408,261	2,017	406,244	7.15%	12.3 years	541,261
Senior secured financing facility	63,099	2,375	60,724	8.87%	3.3 years	161,303
CRE - term warehouse financing facilities (1)(2)	165,100	1,220	163,880	7.70%	1.0 year	264,631
Mortgages payable	74,849	933	73,916	9.71%	6.3 years	118,209
5.75% Senior Unsecured Notes	150,000	1,359	148,641	5.75%	1.9 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	9.51%	11.9 years	—
Total	$1,498,189	$8,960	$1,489,229	7.19%	9.1 years	$1,798,156

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2023:
ACR 2021-FL1 Senior Notes	$643,040	$2,243	$640,797	6.98%	12.5 years	$770,460
ACR 2021-FL2 Senior Notes	567,000	3,227	563,773	7.28%	13.1 years	700,000
Senior secured financing facility	64,495	2,927	61,568	9.14%	4.1 years	157,722
CRE - term warehouse financing facilities (1)	170,861	2,273	168,588	7.96%	1.6 years	254,081
Mortgages payable	43,779	1,993	41,786	8.92%	11.3 years	83,739
5.75% Senior Unsecured Notes	150,000	1,860	148,140	5.75%	2.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	9.60%	12.7 years	—

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

Total	$1,690,723	$14,523	$1,676,200	7.28%	10.4 years	$1,966,002

(1)
Principal outstanding includes accrued interest payable of $461,000 and $539,000 at September 30, 2024 and December 31, 2023, respectively.
(2)
In November 2024, the Company extended the Morgan Stanley Facility to November 2025.

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at September 30, 2024 (in thousands):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through September 30, 2024
ACR 2021-FL1	May 2021	June 2036	May 2023	$89,891
ACR 2021-FL2	December 2021	January 2037	December 2023	$158,739

(1)
The reinvestment period is the period in which principal proceeds received may be used to acquire CRE loans for reinvestment into the securitization.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at both September 30, 2024 and December 31, 2023 were eliminated in consolidation.

ACR 2021-FL1

In May 2021, the Company closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd. ("ACR 2021-FL1"), an $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1. ACR 2021-FL1 included a reinvestment period, which ended in May 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. All of the notes issued mature in June 2036, although the Company has the right to call the notes beginning on the payment date in May 2023 and thereafter. As of September 30, 2024, the Company had not exercised this right.

ACR 2021-FL2

In December 2021, the Company closed ACRES Commercial Realty 2021-FL2 Issuer, Ltd. ("ACR 2021-FL2"), a $700.0 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2. Additionally, ACR 2021-FL2 included a reinvestment period, which ended in December 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. All of the notes issued mature in January 2037, although the Company has the right to call the notes beginning on the payment date in December 2023 and thereafter. As of September 30, 2024, the Company had not exercised this right.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

Financing Arrangements

Borrowings under the Company’s financing arrangements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to these arrangements (dollars in thousands, except amounts in footnotes):

	September 30, 2024				December 31, 2023
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$60,724	$161,303	6	8.87%	$61,568	$157,722	7	9.14%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	90,843	157,633	5	7.57%	74,694	125,044	4	7.82%
Morgan Stanley Mortgage Capital Holdings LLC (4)	73,037	106,998	6	7.85%	93,894	129,037	7	8.07%

Mortgages Payable
ReadyCap Commercial, LLC (5)	20,171	26,925	1	8.91%	19,365	25,400	1	9.16%
Oceanview Life and Annuity Company (6)(7)	38,643	91,284	1	11.10%	7,330	58,339	1	11.37%
Florida Pace Funding Agency (6)(8)	15,102	—	—	7.26%	15,091	—	—	7.26%
Total	$298,520	$544,143			$271,942	$495,542

(1)
Includes $2.4 million and $2.9 million of deferred debt issuance costs at September 30, 2024 and December 31, 2023, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $1.1 million and $1.6 million of deferred debt issuance costs at September 30, 2024 and December 31, 2023, respectively.
(4)
Includes $71,000 and $647,000 of deferred debt issuance costs at September 30, 2024 and December 31, 2023, respectively.
(5)
Includes $121,000 and $259,000 of deferred debt issuance costs at September 30, 2024 and December 31, 2023, respectively.
(6)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(7)
Includes $405,000 and $1.3 million of deferred debt issuance costs at September 30, 2024 and December 31, 2023, respectively.
(8)
Includes $408,000 and $419,000 of deferred debt issuance costs at September 30, 2024 and December 31, 2023, respectively.

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands, except amounts in footnotes):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At September 30, 2024:
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$98,571	3.3 years	8.87%
CRE - Term Warehouse Financing Facilities (1)(2)
JPMorgan Chase Bank, N. A.	$67,392	1.8 years	7.57%
Morgan Stanley Mortgage Capital Holdings LLC (3)	$35,070	0.1 years	7.85%
Mortgages Payable
ReadyCap Commercial, LLC (4)	$6,533	0.5 years	8.91%
Oceanview Life and Annuity Company (5)(6)	$36,138	0.4 years	11.10%
Florida Pace Funding Agency (5)(6)	—	28.8 years	7.26%

(1)
Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the financing agreement liabilities and accrued interest payable.
(2)
The Company is required to maintain a total minimum unencumbered liquidity balance of $15.0 million.
(3)
In November 2024, the Company extended Morgan Stanley Mortgage Capital Holdings LLC to November 2025.
(4)
Equal to the total of the estimated fair value of real estate property investment financed, minus the total of the mortgage payable agreement liability and accrued interest payable.
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

(5)
Equal to the total of the estimated fair value of real estate property investment financed, minus the total of the construction loans agreement liabilities and accrued interest payable. Amount at risk related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(6)
Outstanding borrowings are collateralized by a student housing construction project.

The Company was in compliance with all financial covenants in each of the respective agreements at September 30, 2024 and December 31, 2023.

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

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase and securities contract agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. As amended, the Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2024. The Company also has the right to request a one-year extension. In November 2024, the Company entered into Amendment No. 3 to Guaranty (the “Morgan Stanley Amendment”) by and between the Company and Morgan Stanley, which makes certain amendments and modifications to the Guaranty, dated November 3, 2021 between the Company and Morgan Stanley as amended (the “MS Guaranty”) including but not limited to amending the EBITDA to Interest Expense ratio (as defined in the MS Guaranty) through the quarter ending December 2025 and extending the Morgan Stanley Facility to November 2025. See Part II, Item 5 "Other Information".

The Term Warehouse Financing Facilities are accounted for as secured borrowings in accordance with GAAP.

Mortgages Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a Loan Agreement (the "Mortgage") with ReadyCap Commercial, LLC ("ReadyCap") to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. Initially, the Mortgage charged interest of 30-day average Secured Overnight Financing Rate plus a spread of 3.80%. In October 2022, the Mortgage was amended to charge interest of one-month Term SOFR plus a spread of 3.80%. The Mortgage matures in April 2025, subject to two one-year extension options.

The Mortgage contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at September 30, 2024 and December 31, 2023. The interest rates for RCT I and RCT II, at September 30, 2024, were 9.54% and 9.47%, respectively. The interest rates for RCT I and RCT II, at December 31, 2023, were 9.61% and 9.60%, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2024	2025	2026	2027	2028 and Thereafter
At September 30, 2024:
CRE securitizations	$993,593	$—	$—	$—	$—	$993,593
Senior Secured Financing Facility	63,099	—	—	—	50,996	12,103
CRE - term warehouse financing facilities (1)(2)	165,100	73,108	—	91,992	—	—
Mortgages payable	74,849	—	59,339	—	—	15,510
5.75% Senior Unsecured Notes	150,000	—	—	150,000	—	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,498,189	$73,108	$59,339	$241,992	$50,996	$1,072,754

(1)
Includes accrued interest payable in the balances of principal outstanding.
(2)
In November 2024, the Company extended the Morgan Stanley Facility to November 2025.

NOTE 11 - SHARE ISSUANCE AND REPURCHASE

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent ("JonesTrading"), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the 7.875% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"). Sales of the Series D Preferred Stock may be made in transactions that are deemed to be "at the market" offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During both the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company did not issue any Series D Preferred Stock through this agreement.

On or after July 30, 2024, the Company may, at its option, redeem its 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Effective July 30, 2024 and thereafter, the Company will pay cumulative distributions on the Series C Preferred Stock at a floating rate equal to three-month Term SOFR plus a spread of 5.927% per annum based on the $25.00 liquidation preference, provided that such floating rate shall not be less than the initial rate of 8.625% at any date of determination.

At September 30, 2024, the Company had 4.8 million shares of Series C Preferred Stock and 4.5 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

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

During the nine months ended September 30, 2024 and 2023, the Company repurchased $5.3 million and $2.7 million, respectively, of its common stock, representing 424,243 and 298,457 shares, respectively. Additionally, during the nine months ended September 30, 2024, the Company repurchased $2.2 million, or 100,000 shares, of its Series D Preferred Stock. At September 30, 2024, $2.3 million of common and preferred stock remains available under this repurchase plan.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

In connection with the Note and Warrant Purchase Agreement with Oaktree Capital Management, L.P. ("Oaktree") and Massachusetts Mutual Life Insurance Company ("MassMutual") dated July 31, 2020, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million, and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are classified as equity and recorded in additional paid-in capital on the consolidated balance sheets at their fair value of $3.1 million at issuance. The warrants are immediately exercisable on issuance at an exercise price of $0.03 per share, subject to certain potential adjustments, and expire seven years from the issuance date. The holder of the warrants can exercise with cash or as a net exercise. In July 2022, MassMutual exercised their warrants to purchase 74,666 shares. At September 30, 2024, the Oaktree warrants have not been exercised.

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

The Company recognized stock-based compensation expense of $833,000 and $2.1 million during the three and nine months ended September 30, 2024 and $482,000 and $2.1 million, respectively, during the three and nine months ended September 30, 2023, related to restricted stock.

In May 2024, the Company issued 295,237 shares of common stock to the Manager and 38,096 shares of common stock to the Company’s directors (with the exception of Messrs. Fentress and Fogel) under the Plans after the Company reached the established per share book value target of $27.00 per share. Each grant vests 25% per year over four years.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation may be paid in cash and at least 25% must be paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company incurred no incentive compensation payable to the Manager. At September 30, 2024, there was no amount included in Management fee payable - related party on the consolidated balance sheets. During the three and nine months ended September 30, 2023, the Company incurred incentive compensation expense payable to the Manager of $473,000 and $857,000, respectively, of which 50% was paid in cash and 50% was payable in common stock.

The Company issued 1,911 shares of common stock to the Manager during the nine months ended September 30, 2024, pertaining to the portion of the fourth quarter 2023 incentive compensation that was payable in shares. Shares of common stock issued under the Management Agreement for incentive compensation vest immediately upon issuance.

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2024	375,001	41,674	416,675	$14.07
Issued	297,148	38,096	335,244	13.90
Vested	(151,909)	(25,472)	(177,381)	14.52
Unvested shares at September 30, 2024	520,240	54,298	574,538	$13.83

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

The unvested restricted common stock shares are expected to vest during the following years:

Shares
2024	—
2025	245,952
2026	164,293
2027	82,139
2028	82,154
Total	574,538

At September 30, 2024, total unrecognized compensation costs relating to unvested restricted stock was $4.4 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 3.2 years.

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted income per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$8,054	$7,567	$19,375	$15,418
Net income allocated to preferred shares	(5,318)	(4,855)	(14,946)	(14,566)
Carrying value in excess of consideration paid for preferred shares	—	—	242	—
Net loss allocable to non-controlling interest, net of taxes	88	158	362	419
Net income allocable to common shares	$2,824	$2,870	$5,033	$1,271

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	7,277,056	8,064,889	7,303,661	8,077,602
Weighted average number of warrants outstanding (1)	391,995	391,995	391,995	391,995
Total weighted average number of common shares outstanding - basic	7,669,051	8,456,884	7,695,656	8,469,597
Effect of dilutive securities - unvested restricted stock	276,571	135,672	244,643	140,082
Weighted average number of common shares outstanding - diluted	7,945,622	8,592,556	7,940,299	8,609,679

Net income per common share - basic	$0.37	$0.34	$0.65	$0.15
Net income per common share - diluted	$0.36	$0.33	$0.63	$0.15

(1)
See Note 11 for further details regarding the warrants.

NOTE 14 - DISTRIBUTIONS

In order to qualify as a REIT, the Company must distribute at least 90% of its taxable income. In addition, the Company must distribute 100% of its taxable income in order to not be subject to corporate federal income taxes. The Company anticipates it will distribute substantially all of its taxable income to its stockholders, after accounting for the net usage of its deferred tax assets. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as provisions for loan and lease losses and depreciation) and tax loss carryforwards, in certain circumstances the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow funds to make sufficient distribution payments.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

The Company’s 2024 distributions are, and will be, determined by the Company's Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the three and nine months ended September 30, 2024 and 2023, the Company did not pay any common share distributions.

The following table presents distributions declared (on a per share basis) for the nine months ended September 30, 2024 and the year ended December 31, 2023 with respect to the Company's Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2024
September 30	October 30	$3,355	$0.6988981	October 30	$2,219	$0.4921875
June 30	July 30	2,587	0.5390625	July 30	2,219	0.4921875
March 31	April 30	2,588	0.5390625	April 30	2,219	0.4921875
2023
December 31	January 30, 2024	$2,588	$0.5390625	January 30, 2024	$2,268	$0.4921875
September 30	October 30	2,587	0.5390625	October 30	2,268	0.4921875
June 30	July 31	2,588	0.5390625	July 31	2,268	0.4921875
March 31	May 1	2,587	0.5390625	May 1	2,268	0.4921875

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the nine months ended September 30, 2024 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2024	$(4,801)
Amounts reclassified from accumulated other comprehensive loss (1)	1,196
Balance at September 30, 2024	$(3,605)

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the three and nine months ended September 30, 2024 and 2023, the Manager earned base management fees of $1.6 million and $4.9 million, respectively.

For the three and nine months ended September 30, 2024, the Manager did not earn an incentive management fee. For the three and nine months ended September 30, 2023, the Manager earned incentive management fees of $473,000 and $857,000, respectively, of which 50% was paid in cash and 50% was paid in common stock.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

At September 30, 2024 and December 31, 2023, $540,000 and $546,000, respectively, of base management fees were payable by the Company to the Manager. At September 30, 2024, there was no incentive management fee payable and at December 31, 2023, there was $38,000 of incentive management fees payable by the Company to the Manager.

The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax, and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations. These costs are recorded in general and administrative expenses on the consolidated statements of operations.

The Company reimbursed the Manager $1.1 million and $3.7 million, for the three and nine months ended September 30, 2024, respectively, and $670,000 and $3.0 million, for the three and nine months ended September 30, 2023, respectively, for all such compensation and costs. At September 30, 2024 and December 31, 2023, the Company had payables to the Manager pursuant to the Management Agreement totaling $212,000 and $686,000, respectively, related to such compensation and costs. The Company’s base management fee payable and incentive management fee payable were recorded in management fee payable while expense reimbursement payables were recorded in accounts payable and other liabilities on the consolidated balance sheets, respectively.

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

The Company recorded interest income of $83,000 and $248,000 for the three and nine months ended September 30, 2024, respectively, and $85,000 and $254,000 for the three and nine months ended September 30, 2023, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. At September 30, 2024 and December 31, 2023, the ACRES Loan had a principal balance of $10.8 million and $11.0 million, respectively, recorded in loan receivable - due from Manager on the consolidated balance sheets. At September 30, 2024 and December 31, 2023, the ACRES Loan had no accrued interest receivable.

At September 30, 2024, the Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC ("ACRES Capital Servicing"), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing serves as special servicer of ACR 2021-FL1 and ACR 2021-FL2.

During the three and nine months ended September 30, 2024 and 2023, ACRES Capital Servicing received no portfolio servicing fees and earned $298,000 and $324,000, and $26,000 and $91,000, respectively, in special servicing fees, of which $4,000 and $11,000 and $9,000 and $56,000, respectively, was recorded as a reduction to interest income in the consolidated statements of operations.

Relationship with ACRES Commercial Mortgage, LLC. During the year ended December 31, 2023, subsequent to approval from its Board, the Company purchased a participation for $22.5 million in one CRE whole loan from ACRES Commercial Mortgage, LLC, an affiliate of ACRES Capital Corp. and the Manager. There was no activity for the nine months ended September 30, 2024.

Relationship with ACRES Collateral Manager, LLC. ACRES Collateral Manager, LLC, an affiliate of ACRES Capital Corp. and the Manager, serves as the collateral manager of ACR 2021-FL1 and ACR 2021-FL2, a role for which it waived its fee.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

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

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. The Company incurred and paid fees for services rendered under these agreements of $165,000 and $371,000 for the three and nine months ended September 30, 2024, respectively, and $182,000 and $327,000 for the three and nine months ended September 30, 2023, respectively.

Relationship with ACRES Share Holdings, LLC. During the nine months ended September 30, 2024, the Company issued 1,911 shares to ACRES Share Holdings, LLC in connection with the incentive compensation payable to the Manager under the Management Agreement. There was no activity for the three months ended September 30, 2024. The shares vested fully upon issuance pursuant to the Management Agreement.

During the nine months ended September 30, 2024, the Company issued 295,237 restricted shares of common stock under the Manager Plan to ACRES Share Holdings, LLC after meeting the established per share book value hurdle. This grant vests 25% per year over four years. See Note 12 for further details. There was no activity for the three months ended September 30, 2024.

Relationship with McCallum JV. In September 2024, ACRES RF, a direct, wholly owned subsidiary, entered into a $33.7 million senior loan commitment and a $1.5 million mezzanine loan commitment with McCallum JV in which the Company holds a 50% interest. The loan has an initial maturity date of September 5, 2027, with a rate of one-month Term SOFR plus a spread of 2.75%. At September 30, 2024, the outstanding balance on the senior loan was $31.5 million, and no amounts have been funded on the mezzanine loan.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at either September 30, 2024 and December 31, 2023.

The Company measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying value of the assets may be impaired. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or write-downs of an asset's value due to impairment.

During the nine months ended September 30, 2024, the Company received one deed-in-lieu of foreclosure on a property and foreclosed on a second property that each formerly collateralized a CRE whole loan. Upon receipt, the properties were immediately contributed to joint ventures, and the Company's investment in those joint ventures are included in investments in unconsolidated entities on the consolidated balance sheet. The first property was appraised and determined to have a fair value of $20.3 million at the time of acquisition. Fair value was determined using a discounted cash flow valuation technique, with the significant unobservable inputs being an internal rate of return of 8.50% and a terminal cap rate of 7.00%. The second property was appraised and determined to have a fair value of $32.0 million at the time of acquisition. Fair value was determined using an income capitalization valuation technique, with the significant unobservable inputs being a terminal cap rate of 6.00%.

Additionally, two properties were acquired through foreclosure that each formerly collateralized a CRE whole loan. The first property was determined to have a fair value of $17.5 million at the time of acquisition and was immediately classified as a property held for sale on the Company's consolidated balance sheets. The property's value was determined from a range of offers received to purchase the property. The second property was appraised and determined to have a value of $9.8 million at the time of acquisition. Fair value was determined using an income approach valuation technique, with the significant unobservable input being a terminal cap rate of 6.25%. The valuation of these properties fell under Level 3 of the fair value hierarchy.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

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

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. The Company’s floating-rate CRE loans had interest rates from 7.75% to 13.79% and 7.88% to 13.96% at September 30, 2024 and December 31, 2023, respectively.

CRE mezzanine loan. Historically, this was measured by discounting the expected remaining cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. The Company's mezzanine loan was fully reserved and had no carrying or fair value at September 30, 2024 or December 31, 2023.

Loan receivable- due from Manager. This is estimated using a discounted cash flow model.

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

September 30, 2024

(unaudited)

The fair values of the Company’s financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value(1)	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2024:
Assets:
CRE whole loans	$1,545,817	$1,578,566	$—	$—	$1,578,566
Loan receivable - related party	10,750	9,052	—	—	9,052
Liabilities:
Senior notes in CRE securitizations	990,520	981,805	—	—	981,805
Senior secured financing facility	60,724	63,099	—	—	63,099
Warehouse financing facilities	163,880	165,100	—	—	165,100
Mortgages payable	73,916	74,849	—	—	74,849
5.75% Senior Unsecured Notes	148,641	145,785	—	—	145,785
Junior subordinated notes	51,548	40,107	—	—	40,107
At December 31, 2023:
Assets:
CRE whole loans	$1,828,336	$1,858,265	$—	$—	$1,858,265
Loan receivable - related party	10,975	8,598	—	—	8,598
Liabilities:
Senior notes in CRE securitizations	1,204,570	1,163,048	—	—	1,163,048
Senior secured financing facility	61,568	64,495	—	—	64,495
Warehouse financing facilities	168,588	170,861	—	—	170,861
Mortgages payable	41,786	43,779	—	—	43,779
5.75% Senior Unsecured Notes	148,140	138,795	—	—	138,795
Junior subordinated notes	51,548	38,406	—	—	38,406

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At September 30, 2024 and December 31, 2023, the Company had losses of $3.7 million and $5.0 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three and nine months ended September 30, 2024, the Company recorded amortization expense of $425,000 and $1.3 million, respectively, reported in interest expense on the consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded amortization expense of $425,000 and $1.3 million, reported in interest expense on the consolidated statements of operations.

At September 30, 2024 and December 31, 2023, the Company had an unrealized gain of $96,000 and $164,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended September 30, 2024 and 2023, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements. For the nine months ended September 30, 2024 and 2023, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $69,000 and $68,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following table presents the effect of the derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Interest rate swap contracts, hedging	Interest expense	$(1,196)	$(1,192)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

NOTE 19 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At September 30, 2024:
Warehouse financing facilities (2)	$163,880	$—	$163,880	$163,880	$—	$—
At December 31, 2023:
Warehouse financing facilities (2)	$168,588	$—	$168,588	$168,588	$—	$—

(1)
Amounts represent financial instruments pledged that are available to be offset against liability balances associated with warehouse financing facilities and repurchase agreements.
(2)
The combined fair values of loans pledged against the Company’s various warehouse financing facilities and repurchase agreements was $264.6 million and $254.1 million at September 30, 2024 and December 31, 2023, respectively.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2024

(unaudited)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. The Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2024.

The Company did not have any general litigation reserve at September 30, 2024 or December 31, 2023.

Other Guarantees

See description of Mortgages Payable in Note 10.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. Whole loans had $78.4 million and $109.4 million in unfunded loan commitments at September 30, 2024 and December 31, 2023, respectively.

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Note 10 that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Overview

We are a Maryland corporation and an externally managed real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate ("CRE") mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. Our manager is ACRES Capital, LLC (our "Manager"), a subsidiary of ACRES Capital Corp. (collectively, "ACRES"), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial properties in top United States ("U.S.") markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our longer term objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio. Our short term strategy is to drive book value ("BV") growth over the coming years by utilizing our NOL carryforwards of $32.1 million and a portion of our net capital loss carryforwards of $121.9 million, each at September 30, 2024. By retaining future earnings, we can grow our investable base and selectively deploy the anticipated capital growth into new whole loan originations at attractive yields, which we expect will grow our earnings available for distribution.

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

The U.S. Federal Reserve raised the Federal Funds rate by 5.25% in 11 rate hikes between March 2022 and July 2023 to combat inflation. While the U.S Federal Reserve has lowered rates in September 2024, there is no certainty with respect to the timing and pace of potential future decreases or if such decreases will continue to occur. Interest rates may remain at or near recent highs, which creates further uncertainty for the economy and our borrowers. A rising interest rate environment generally correlates to increases in our net income. However, increases in interest rates may adversely affect our existing borrowers and could lead to nonperformance, i.e. the borrower’s inability to pay debt service. Lowering rates and decreasing costs may encourage consumer spending and accelerate corporate profit growth, which may positively impact the collateral underlying our loans and positively impact our borrowers' ability to sell or refinance in the current market.

Additionally, the office property market continues to experience high vacancies, slower leasing activity and current tenants reevaluating their needs for physical office space due to remote-work trends across the country. These factors, coupled with inflation, historically higher interest rates and dislocations in market liquidity, have converged to create higher levels of uncertainty surrounding property values, which in turn, also negatively impact borrowers' ability and willingness to financially support and standby their

(Back to Index)

(Back to Index)

investments in their office properties, their abilities to sell or refinance their positions in the current market and ultimately our financial results.

In response, we continue to manage corporate liquidity actively and responsibly, manage our CRE assets through a solutions-based approach with our borrowers and manage our daily operations in light of changing macroeconomic circumstances. Our Manager also continuously monitors for new capital opportunities and selectively executes on agreements that are expected to enhance our returns.

We originate transitional floating-rate CRE loans with a target size between $10.0 million and $100.0 million. During the nine months ended September 30, 2024, we did not originate any new floating-rate CRE loans. Loan payoffs during the nine months ended September 30, 2024 were $270.1 million, along with loan foreclosures of $37.7 million, offset by net funded commitments of $28.1 million, producing a net decrease to the portfolio of $279.7 million. During the year ended December 31, 2023, we selectively originated three floating-rate CRE whole loans with total commitments of $68.2 million. Loan payoffs during the year ended December 31, 2023 were $293.1 million, offset by net funded commitments of $40.5 million, producing a net decrease to the portfolio of $184.4 million.

Our CRE loan portfolio, which had carrying values of $1.5 billion and $1.8 billion at September 30, 2024 and December 31, 2023, respectively, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, student housing, hospitality, office, self-storage and retail. All but four of our CRE whole loans were current on contractual payments at September 30, 2024.
•
Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At both September 30, 2024 and December 31, 2023, we had one mezzanine loan included in CRE loans held for investment that had no carrying value. This mezzanine loan was not current on contractual payments at September 30, 2024.

We generate our income primarily from the spread between the revenues we receive from our assets and the cost to finance our ownership of those assets, including corporate debt.

While the CRE whole loans included in the CRE loan portfolio are substantially composed of floating-rate loans benchmarked to the one-month Term Secured Overnight Financing Rate ("Term SOFR"), asset yields are protected through the use of benchmark floors and minimum interest periods that typically range from 12 to 18 months at the time of a loan’s origination. Our benchmark floors provide asset yield protection when the benchmark rate falls below an in-place benchmark floor. Our net investment returns are enhanced by a decline in the cost of our floating-rate liabilities that do not have benchmark floors. Our net investment returns will be negatively impacted by the rising cost of our floating-rate liabilities that do not have floors until the benchmark rate is above the benchmark floor, at which point our floating-rate loans and floating-rate liabilities will be match-funded, effectively locking in our net interest margin until the benchmark floor rate is activated again or the floating-rate loan is paid off or refinanced.

In a business environment where benchmark rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In certain cases, the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At September 30, 2024, 76% of the par value of our CRE loan portfolio had interest rate caps or funded debt service reserves in place with a weighted-average maturity of six months.

At September 30, 2024, our par-value $1.6 billion floating-rate CRE loan portfolio had a weighted average benchmark floor of 0.85%, while at December 31, 2023, this floor was 0.70%. With the historical trend of rising benchmark rates, we have seen the coupons on all of our floating-rate assets and debt rise accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark interest rates are above our loan floors, the rise in interest rates resulted in an increase in our net interest income, which was offset due to the decrease in our floating-rate CRE loan portfolio. See "Interest Rate Risk" in "Item 3: Quantitative and Qualitative Disclosures About Market Risk."

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types and locations. Multifamily continues to comprise the majority of our portfolio, with 79.4% of our portfolio allocated to multifamily at September 30, 2024 and 79.6% at December 31, 2023. The following charts show our portfolio allocation by property type at September 30, 2024 and December 31, 2023:

PROPERTY TYPE AT SEPTEMBER 30, 2024

Office
14.0%
Hotel
4.3%
Self-Storage,
2.3%
Multifamily,
79.4%

PROPERTY TYPE AT DECEMBER 31, 2023

Office
13.5%
Hotel 3.9%
Self-Storage
2.6%
Retail
0.4%
Multifamily
79.6%

(Back to Index)

(Back to Index)

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. During the first quarter of 2024, we acquired an office property located in the East North Central region via deed-in-lieu of foreclosure that, at acquisition, had a cost basis of $14.0 million and a fair value of $20.3 million. We recognized a $5.8 million gain upon converting the loan to real estate owned and immediately contributed the property into a joint venture with an unrelated third-party, seeking to maximize the property's value through a multifamily conversion. In the third quarter of 2024, we acquired a multifamily property in the Southwest region via foreclosure that, at acquisition, had a cost basis of $30.9 million. No gain or loss was recognized upon conversion of the CRE loan to real estate investment owned, and the property was immediately contributed to a joint venture with an unrelated third-party. We reported this investment as an investment in an unconsolidated entity on our consolidated balance sheet at September 30, 2024. Additionally, we acquired two properties via foreclosure in the third quarter of 2024 that are held as investments in real estate. The first is an office complex located in the Southwest region that, at acquisition, had a fair value of $17.5 million. We recognized a $2.8 million net unrealized gain upon converting the CRE loan to real estate owned. The second acquisition is a multi-family property located in the Southeast region with a cost basis of $9.4 million. No gain or loss occurred upon conversion of the CRE loan to real estate owned.

At September 30, 2024, the net carrying value of our net real estate-related assets and liabilities was $194.5 million on eight properties owned, four of which are included in investments in real estate and four of which are included in properties held for sale on our consolidated balance sheets. The existence of net capital loss carryforwards available until December 31, 2025 allows for potential future capital gains on certain of these investments to be shielded from income taxes.

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

At September 30, 2024 and December 31, 2023, our financing arrangements were as follows (dollars in thousands):

	Outstanding Borrowings	Percentage of Borrowings
At September 30, 2024:
CRE debt securitizations(1)(2)	$990,520	66.5%
CRE - term warehouse financing facilities(1)	163,880	11.0%
Senior secured financing facility(1)	60,724	4.1%
Mortgages payable(1)	73,916	4.9%
5.75% Senior Unsecured Notes	148,641	10.0%
Unsecured junior subordinated debentures	51,548	3.5%
Total	$1,489,229	100.0%

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2023:
CRE debt securitizations(1)(2)	$1,204,570	71.9%
CRE - term warehouse financing facilities(1)	168,588	10.1%
Senior secured financing facility(1)	61,568	3.7%
Mortgages payable(1)	41,786	2.4%
5.75% Senior Unsecured Notes	148,140	8.8%
Unsecured junior subordinated debentures	51,548	3.1%
Total	$1,676,200	100.0%

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

(Back to Index)

(Back to Index)

We reevaluate our current expected credit losses ("CECL") allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At September 30, 2024, the CECL allowance on our CRE loan portfolio was $34.7 million, or 2.2% of our $1.6 billion loan portfolio. During the nine months ended September 30, 2024, we recorded a net provision for credit losses primarily attributable to worsening macroeconomic factors, including, but not limited to, higher interest rates lasting longer than expected pressuring CRE pricing, offset, in part, by a decrease in modeled credit risk resulting from payoffs and net improvements in property-level performance.

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

Additionally, the decline in our CECL reserves from our highest reserve balance at June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at September 30, 2024 of $34.7 million, or 2.2% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, the overall newer vintage of our CRE loan portfolio (with only 8.6% of the portfolio, at September 30, 2024, being originated prior to the fourth quarter of 2020) as well as the increased percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had the lowest credit losses of any asset class, and our percentage allocation of our CRE loan portfolio to multifamily has grown from 58.4% at June 30, 2020 to 79.4% at September 30, 2024.

Common stock book value was $27.92 per share at September 30, 2024, a $1.27 per share increase from December 31, 2023.

Results of Operations

Our net income allocable to common shares for the three months ended September 30, 2024 was $2.8 million or $0.37 per share-basic ($0.36 per share-diluted) as compared to net income allocable to common shares for the three months ended September 30, 2023 of $2.9 million or $0.34 per share-basic ($0.33 per share-diluted). Our net income allocable to common shares for the nine months ended September 30, 2024 was $5.0 million, or $0.65 per share-basic ($0.63 per share-diluted), as compared to net income allocable to common shares for the nine months ended September 30, 2023 of $1.3 million, or $0.15 per share-basic ($0.15 per share-diluted).

(Back to Index)

(Back to Index)

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and nine months ended September 30, 2024 and 2023 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Decrease in interest income:
CRE whole loans (2)	$(8,855)	(19)%	$(8,172)	$(683)
CRE mezzanine loan	—	—%	—	—
Other	(52)	(8)%	(134)	82
Total decrease in interest income	(8,907)	(18)%	(8,306)	(601)

(Decrease) increase in interest expense:
Securitized borrowings:
ACR 2021-FL1 Senior Notes	(1,087)	(9)%	(1,237)	150
ACR 2021-FL2 Senior Notes	(2,122)	(20)%	(2,363)	241
Senior secured financing facility	258	18%	248	10
CRE - term warehouse financing facilities	(1,777)	(32)%	(1,791)	14
5.75% Senior Unsecured Notes (3)	10	—%	10	—
Unsecured junior subordinated debentures	5	—%	—	5
Hedging (3)	—	—%	—	—
Total (decrease) increase in interest expense	(4,713)	(14)%	(5,133)	420
Net decrease in net interest income	$(4,194)		$(3,173)	$(1,021)

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended September 30, 2023.
(2)
Includes a decrease in fee income of $146,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Net change pertains to amortization expense and is reflected in the change in volume.

	Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Decrease in interest income:
CRE whole loans (2)	$(17,457)	(13)%	$(20,249)	$2,792
CRE mezzanine loan	(13)	(100)%	—	(13)
Other	(237)	(10)%	(442)	205
Total decrease in interest income	(17,707)	(13)%	(20,691)	2,984

(Decrease) increase in interest expense:
Securitized borrowings: (3)
ACR 2021-FL1 Senior Notes	(818)	(2)%	(3,338)	2,520
ACR 2021-FL2 Senior Notes	(1,180)	(4)%	(3,434)	2,254
Senior secured financing facility (3)	669	16%	425	244
CRE - term warehouse financing facilities (3)	(5,862)	(34)%	(6,798)	936
5.75% Senior Unsecured Notes (3)	30	—%	30	—
Unsecured junior subordinated debentures	189	5%	—	189
Hedging	4	—%	—	4
Total (decrease) increase in interest expense	(6,968)	(7)%	(13,115)	6,147
Net decrease in net interest income	$(10,739)		$(7,576)	$(3,163)

(Back to Index)

(Back to Index)

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the nine months ended September 30, 2023.
(2)
Includes a decrease in fee income of $880,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Net change pertains to amortization expense and is reflected in the change in volume.

Net Change in Interest Income for the Comparative three and nine months ended September 30, 2024 and 2023:

Aggregate interest income decreased by $8.9 million and $17.7 million for the comparative three and nine months ended September 30, 2024 and 2023, respectively. We attribute the change to the following:

CRE whole loans. The decrease of $8.9 million for the comparative three months ended September 30, 2024 and 2023 was primarily attributable to a decrease in total par value of our CRE portfolio resulting from loan payoffs and foreclosures and the benchmark rate over the comparative period. The decrease of $17.5 million for the comparative nine months ended September 30, 2024 and 2023 was primarily attributable to a decrease in total par value of our CRE portfolio, offset, in part, by an increase in the benchmark rate over the comparative period.

Other. The decrease of $52,000 and $237,000 for the comparative three and nine months ended September 30, 2024 and 2023, respectively, was primarily attributable to a decrease in restricted cash in our CRE securitizations, offset, in part, by an increase in yields on our interest earning money market accounts.

Net Change in Interest Expense for the Comparative three and nine months ended September 30, 2024 and 2023:

Aggregate interest expense decreased by $4.7 million and $7.0 million for the comparative three and nine months ended September 30, 2024 and 2023, respectively. We attribute the change to the following:

Securitized borrowings. The net decrease of $3.2 million and $2.0 million for the comparative three and nine months ended September 30, 2024 and 2023, respectively, was primarily attributable to paydowns on our borrowings, offset, in part, by an increase in the benchmark rate over the comparative periods.

Senior secured financing facility. The increase of $258,000 and $669,000 for the comparative three and nine months ended September 30, 2024 and 2023, respectively, was primarily attributable to an increase in borrowings and the benchmark rate over the comparative periods.

CRE - term warehouse financing facilities. The decrease of $1.8 million and $5.9 million for the comparative three and nine months ended September 30, 2024 and 2023, respectively, were primarily attributable to paydowns on our borrowings.

Unsecured junior subordinated debentures. The increase of $5,000 and $189,000 for the comparative three and nine months ended September 30, 2024 and 2023, respectively, was primarily attributable to an increase in the benchmark rate over the comparative periods.

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,622,256	$38,712	9.47%	$1,930,841	$47,567	9.77%
CRE mezzanine loan	4,700	—	—%	4,700	—	—%
Other	57,633	589	4.05%	71,332	641	3.57%
Total interest income/average net yield	1,684,589	39,301	9.26%	2,006,873	48,208	9.53%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,250,634	(24,860)	(7.89)%	1,518,646	(29,588)	(7.73)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	148,557	(2,326)	(6.21)%	147,899	(2,316)	(6.21)%
Unsecured junior subordinated debentures	51,548	(1,254)	(9.52)%	51,548	(1,249)	(9.48)%
Hedging (5)	—	(402)	—%	—	(402)	—%
Total interest expense/average cost of funds	1,450,739	(28,842)	(7.78)%	1,718,093	(33,555)	(7.65)%
Total net interest income		$10,459			$14,653

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.

(Back to Index)

(Back to Index)

(2)
Includes fee income of $1.9 million and $2.0 million recognized on our floating-rate CRE whole loans for the three months ended September 30, 2024 and 2023, respectively.
(3)
Includes amortization expense of $1.3 million for the three months ended September 30, 2024 and 2023, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $170,000 and $159,000 for the three months ended September 30, 2024 and 2023, respectively.
(5)
Includes net amortization expense of $402,000 for the three months ended September 30, 2024 and 2023, respectively, on 20 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,716,687	$120,917	9.38%	$1,972,052	$138,375	9.38%
CRE mezzanine loan	4,700	—	—%	4,700	13	0.36%
Other	68,167	2,061	4.03%	90,565	2,297	3.39%
Total interest income/average net yield	1,789,554	122,978	9.15%	2,067,317	140,685	9.10%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,330,717	(78,499)	(7.86)%	1,564,831	(85,690)	(7.32)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	148,390	(6,970)	(6.26)%	147,743	(6,940)	(6.28)%
Unsecured junior subordinated debentures	51,548	(3,739)	(9.53)%	51,548	(3,550)	(9.08)%
Hedging (5)	—	(1,196)	—%	—	(1,192)	—%
Total interest expense/average cost of funds	1,530,655	(90,404)	(7.76)%	1,764,122	(97,372)	(7.28)%
Total net interest income		$32,574			$43,313
(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $5.1 million and $6.0 million on our floating-rate CRE whole loans for the nine months ended September 30, 2024 and 2023, respectively.
(3)
Includes amortization expense of $4.0 million for the nine months ended September 30, 2024 and 2023, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $501,000 and $471,000 for the nine months ended September 30, 2024 and 2023, respectively.
(5)
Includes net amortization expense of $1.2 million for the nine months ended September 30, 2024 and 2023, respectively, on 20 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$11,857	$9,316	$2,541	27%
Other revenue	37	37	—	—%
Total	$11,894	$9,353	$2,541	27%

	For the Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$29,371	$25,266	$4,105	16%
Other revenue	112	107	5	5%
Total	$29,483	$25,373	$4,110	16%

Aggregate real estate income and other revenue increased by $2.5 million and $4.1 million for the comparative three and nine months ended September 30, 2024 and 2023. The increase in the comparative three and nine months was attributed to: (i) incremental increase in revenues from the acquisition of an office building through deed-in-lieu of foreclosure in June 2023, and asset acquisitions in the third quarter of 2024 of a multifamily property and an office property through foreclosures, (ii) increased revenues from a hotel property that had increased occupancy and rental rates for both the comparative three and nine month periods and (iii) an increase in revenue related to a student housing property that completed construction and became operational in August 2024.

(Back to Index)

(Back to Index)

Operating Expenses

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Operating expenses:
General and administrative	$2,430	$2,246	$184	8%
Real estate expenses	12,524	9,706	2,818	29%
Management fees - related party	1,624	2,113	(489)	(23)%
Equity compensation - related party	833	482	351	73%
Corporate depreciation and amortization	16	22	(6)	(27)%
Provision for credit losses, net	(291)	1,983	(2,274)	(115)%
Total	$17,136	$16,552	$584	4%

	For the Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Operating expenses:
General and administrative	$8,041	$7,573	$468	6%
Real estate expenses	31,791	29,058	2,733	9%
Management fees - related party	4,871	5,776	(905)	(16)%
Equity compensation - related party	2,124	2,095	29	1%
Corporate depreciation and amortization	40	68	(28)	(41)%
Provision for credit losses, net	5,942	9,779	(3,837)	(39)%
Total	$52,809	$54,349	$(1,540)	(3)%

Aggregate operating expenses increased by $584,000 for the comparative three months ended September 30, 2024 and 2023 and decreased by $1.5 million for the comparative nine months ended September 30, 2024 and 2023. We attribute the changes to the following:

General and administrative. General and administrative expenses increased by $184,000 and $468,000 for the comparative three and nine months ended September 30, 2024 and 2023, respectively. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
General and administrative
Professional services	$1,215	$960	$255	27%
Wages and benefits	326	338	(12)	(4)%
D&O insurance	215	276	(61)	(22)%
Operating expenses	211	265	(54)	(20)%
Dues and subscriptions	249	191	58	30%
Director fees	204	206	(2)	(1)%
Travel	10	10	—	—%
Total	$2,430	$2,246	$184	8%

(Back to Index)

(Back to Index)

	For the Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
General and administrative
Professional services	$4,156	$3,441	$715	21%
Wages and benefits	1,028	1,079	(51)	(5)%
D&O insurance	697	917	(220)	(24)%
Operating expenses	620	772	(152)	(20)%
Dues and subscriptions	745	623	122	20%
Director fees	659	619	40	6%
Tax penalties, interest & franchise tax	80	86	(6)	(7)%
Travel	56	36	20	57%
Total	$8,041	$7,573	$468	6%
The increase in general and administrative expense for the comparative three and nine months ended September 30, 2024 and 2023 was primarily attributable to an increase related to the increase in professional services due to timing of the audit expense accrual.

Real estate expenses. The increase of $2.8 million for the three months ended September 30, 2024 and $2.7 million for the nine months ended September 30, 2024 was primarily related to (i) an increase in expenses related to a student housing property that completed construction and became operational in August 2024 and (ii) an incremental increase in expenses from the acquisition of an office building through deed-in-lieu of foreclosure in June 2023, and asset acquisitions in the third quarter of 2024 of a multifamily property and an office property through deed-in-lieu of foreclosure.

Provision for credit losses. The decrease in the provision for credit losses of $2.3 million for the three months ended September 30, 2024 and $3.8 million for the nine months ended September 30, 2024 were primarily driven by a decrease in modeled credit risk for improved property performance and loan payoffs offset by an increase in reserves from macroeconomic factors this quarter. Please refer to the "Financing Receivables" section for more information on our provision for credit losses.

Other Income (Expense)

The following table sets forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Other income (expense):
Equity in losses of unconsolidated subsidiaries	$(168)	$—	$(168)	(100)%
Gain on conversion of real estate	2,802	—	2,802	100%
Other income	285	113	172	152%
Total	$2,919	$113	$2,806	2,483%

	For the Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Other income (expense):
Equity in losses of unconsolidated subsidiaries	$(209)	$—	$(209)	(100)%
Gain on sale of real estate	—	745	(745)	(100)%
Gain on conversion of real estate	8,637	—	8,637	100%
Other income	1,835	465	1,370	295%
Total	$10,263	$1,210	$9,053	748%

(Back to Index)

(Back to Index)

Aggregate other income increased $2.8 million and $9.1 million for the comparative three and nine months ended September 30, 2024 and 2023, respectively. We attribute the change to the following:

Gain on sale of real estate. The decrease of $745,000 during the comparative nine months ended September 30, 2024 and 2023 was primarily attributed to the sale of a hotel property in the Northeast region in February 2023 that generated a non-recurring gain of $745,000. No sales of real estate occurred in the nine months ended September 30, 2024.

Gain on conversion of real estate. The increase of $2.8 million and $8.6 million during the comparative three and nine months ended September 30, 2024 and 2023, respectively, was primarily attributed to the completion of one deed-in-lieu of foreclosure that generated a non-recurring gain of $5.8 million, in the first quarter of 2024, and a foreclosure in the third quarter of 2024 that generated an unrealized gain of $2.8 million, as the fair value of the properties exceeded the amortized cost basis of the loans.

Other Income. The increase of $1.4 million during the comparative nine months ended September 30, 2024 and 2023 is primarily attributed to the reversal of warranty reserves and representations related to a discontinued residential lending business.

(Back to Index)

(Back to Index)

Financial Condition

Summary

Our total assets were $2.0 billion and $2.2 billion at September 30, 2024 and December 31, 2023, respectively.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at September 30, 2024 and December 31, 2023 as follows (dollars in thousands, except amounts in footnotes):

At September 30, 2024	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$1,575,816	$1,545,817	87.71%	8.95%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,580,516	1,545,817	87.71%
Other investments:
Investments in unconsolidated entities	22,036	22,036	1.25%	N/A (4)
Investments in real estate (2)	71,403	71,403	4.05%	N/A (4)
Properties held for sale (3)	123,105	123,105	6.99%	N/A (4)
	216,544	216,544	12.29%

Total investment portfolio	$1,797,060	$1,762,361	100.00%

At December 31, 2023	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans, floating-rate	$1,852,393	$1,828,336	91.93%	9.15%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,857,093	1,828,336	91.93%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A (4)
Investments in real estate (2)	99,338	99,338	4.99%	N/A (4)
Properties held for sale (3)	59,580	59,580	3.00%	N/A (4)
	160,466	160,466	8.07%

Total investment portfolio	$2,017,559	$1,988,802	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $34.7 million and $28.8 million at September 30, 2024 and December 31, 2023, respectively.
(2)
Includes real estate related right of use assets of $19.0 million and $19.2 million, intangible assets of $7.2 million and $7.9 million, lease liabilities of $44.1 million and $43.5 million, and mortgages payable of $73.9 million and $41.8 million at September 30, 2024 and December 31, 2023, respectively. There were no other liabilities at September 30, 2024 compared to $27,000 of other liabilities at December 31, 2023.
(3)
Includes property held for sale-related liabilities of $3.2 million and $3.0 million at September 30, 2024 and December 31, 2023, respectively.
(4)
There are no stated rates associated with these investments.

CRE loans. During the nine months ended September 30, 2024, we did not originate any new CRE loans. We received $270.1 million in proceeds from loan payoffs, along with loan foreclosures of $37.7 million, offset by funding of $28.1 million of previously unfunded loan commitments, producing a net reduction of $279.7 million in the par balance of the portfolio.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At September 30, 2024:
Whole loans (5)(6)(7)	55	$1,578,565	$(2,749)	$1,575,816	$(29,999)	$1,545,817	BR + 2.50% to BR + 8.61%	October 2024 to September 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,583,265	$(2,749)	$1,580,516	$(34,699)	$1,545,817

At December 31, 2023:
Whole loans (5)(6)	69	$1,858,265	$(5,872)	$1,852,393	$(24,057)	$1,828,336	BR + 2.50% to BR + 8.61%	January 2024 to January 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,862,965	$(5,872)	$1,857,093	$(28,757)	$1,828,336

(1)
Amounts include unamortized loan origination fees of $1.8 million and $5.8 million and deferred amendment fees of $968,000 and $110,000 at September 30, 2024 and December 31, 2023, respectively.
(2)
Benchmark rates ("BR") comprise one-month Term SOFR. Weighted-average one-month benchmark rates were 5.22% and 5.39% at September 30, 2024 and December 31, 2023, respectively. Additionally, weighted-average benchmark rate floors were 0.85% and 0.70% at September 30, 2024 and December 31, 2023, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude four and three whole loans, with amortized costs of $94.4 million and $41.2 million, in maturity default at September 30, 2024 and December 31, 2023, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at September 30, 2024 and December 31, 2023.
(6)
CRE whole loans had $78.4 million and $109.4 million in unfunded loan commitments at September 30, 2024 and December 31, 2023, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.
(7)
Includes a mezzanine loan of $2.9 million, at amortized cost, that has a fixed interest rate of 15.0% at September 30, 2024.

At September 30, 2024, 28.1%, 17.9% and 16.1% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Mountain and Southeast regions, respectively, as defined by the NCREIF. At December 31, 2023, 26.6%, 22.0% and 15.0% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Southeast and Mountain regions, respectively. At September 30, 2024 and December 31, 2023, no single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our revenue.

Investments in unconsolidated entities. Our investments in unconsolidated entities at September 30, 2024 comprised a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), with a value of $1.5 million in the aggregate, or 3.0% of each trust, our investment in 65 E. Wacker Joint Venture, LLC (the " Wacker JV"), representing a 90% interest in a joint venture formed for the purpose of converting an office property in the East North Central region to multifamily units with a value of $19.9 million and our investment in 7720 McCallum JV, LLC (the "McCallum JV"), representing a 50% interest in a joint venture for a multifamily unit property in the Southwest region with a value of $546,000. Our investments in unconsolidated entities at December 31, 2023 solely comprised our investments in RCT I and RCT II.

We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method. We record our investment in the Wacker JV and McCallum JV as equity method investments.

Investments in real estate and properties held for sale. At September 30, 2024, we held investments in eight real estate properties, four of which are included in investments in real estate and four of which are included in properties held for sale on the consolidated balance sheets. During the three months ended September 30, 2024, we reclassified one property in the southeast region from an investment in real estate to real estate held for sale. This property had a carrying value of $118.2 million which is now classified as held for sale.

(Back to Index)

(Back to Index)

The following table summarizes the book value of our investments in real estate and related intangible assets at September 30, 2024 and December 31, 2023 (in thousands, except amounts in the footnotes):

	September 30, 2024			December 31, 2023
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$95,105	$(5,775)	$89,330	$162,662	$(5,041)	$157,621
Right of use assets (2)(3)	19,665	(683)	18,982	19,664	(478)	19,186
Intangible assets (4)	11,195	(4,043)	7,152	11,474	(3,592)	7,882
Subtotal	125,965	(10,501)	115,464	193,800	(9,111)	184,689

Investments in real estate from lending activities:
Properties held for sale (5)	200,194	—	200,194	62,605	—	62,605
Total	326,159	(10,501)	315,658	256,405	(9,111)	247,294

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	71,368	2,548	73,916	40,297	1,489	41,786
Other liabilities	247	(247)	—	247	(220)	27
Lease liabilities (3)(6)	44,061	—	44,061	43,538	—	43,538
Subtotal	115,676	2,301	117,977	84,082	1,269	85,351

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,173	—	3,173	3,025	—	3,025
Total	118,849	2,301	121,150	87,107	1,269	88,376

Total net investments in real estate and properties held for sale (8)	$207,310		$194,508	$169,298		$158,918

(1)
Includes $22.4 million and $38.4 million of land, which is not depreciable, at September 30, 2024 and December 31, 2023, respectively. Also includes $2.9 million and $44.9 million of construction in progress, which is also not depreciable until placed in service, at September 30, 2024 and December 31, 2023, respectively.
(2)
Primarily comprised a $18.7 million and $19.2 million right of use asset, at September 30, 2024 and December 31, 2023, respectively, associated with the ground lease disclosed at footnote (6) below as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 8 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.
(4)
Primarily comprised a franchise intangible of $4.3 million and $4.7 million, a management contract intangible of $2.8 million and $2.9 million and a customer list intangible of $89,000 and $223,000, at September 30, 2024 and December 31, 2023, respectively.
(5)
At September 30, 2024 and December 31, 2023, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, as well as an office property acquired via deed-in-lieu of foreclosure in June 2023. New additions include a newly constructed multi-family property placed in service in September 2024 and an office complex acquired July 2024.
(6)
Primarily comprised a $43.7 million ground lease with a remaining term of 92 years at September 30, 2024. Lease expense was $2.1 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively.
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

The following tables show the activity in the allowance for credit losses for the nine months ended September 30, 2024 and year ended December 31, 2023 (in thousands):

(Back to Index)

(Back to Index)

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Allowance for credit losses at beginning of period	$28,757	$18,803
Provision for credit losses	5,942	10,902
Charge offs	—	(948)
Allowance for credit losses at end of period	$34,699	$28,757

During the three months ended September 30, 2024, we recorded a reversal of expected credit losses of $291,000, primarily attributable to a decrease in modeled credit risk resulting from payoffs and net improvements in property-level performance, offset by a minor worsening of macroeconomic factors. During the nine months ended September 30, 2024, provisions of expected credit losses in the first and second quarters of 2024 outpaced the reversal during the third quarter of 2024, resulting in a net provision of $5.9 million, primarily driven by worsening macroeconomic factors, including, but not limited to, higher interest rates lasting longer than expected pressuring CRE pricing, offset, in part, by a decrease in modeled credit risk resulting from payoffs and net improvements in property-level performance.

At September 30, 2024 and December 31, 2023, we individually evaluated the following loan for impairment:

•
An office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both September 30, 2024 and December 31, 2023. We fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at September 30, 2024. The loan entered payment default in February 2023 and has been placed on nonaccrual status.

In fiscal year 2024, we individually evaluated one additional loan for which a resolution was reached:

•
A multifamily loan in the Southeast region, with a principal balance of $9.3 million for which foreclosure was determined to be probable. In August 2024, we foreclosed on the loan.

At December 31, 2023, we individually evaluated three additional loans for which resolutions were reached in fiscal year 2024:

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
•
An office loan in the Southwest region, with a principal balance of $19.1 million at December 31, 2023, for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022 and was modified three times to extend its maturity to June 2022. The loan entered into payment default and was placed on nonaccrual status. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and May 2024, we agreed to temporarily defer our right to foreclose on the property. In July 2024, we foreclosed on the loan. At the time of foreclosure, the loan had a principal balance of $14.4 million.

(Back to Index)

(Back to Index)

Credit quality indicators

Commercial Real Estate Loans

CRE loans are collateralized by a diversified mix of real estate properties and are assessed for credit quality based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or re-underwritten loan-to-collateral value ("LTV") ratios, loan structure and exit plan. Depending on the loan’s performance against these various factors, loans are rated on a scale from 1 to 5, with loans rated 1 representing loans with the highest credit quality and loans rated 5 representing loans with the lowest credit quality. Loans are typically rated a 2 at origination. The factors evaluated provide general criteria to monitor credit migration in our loan portfolio; as such, a loan’s rating may improve or worsen, depending on new information received.

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At September 30, 2024:
Whole loans, floating-rate	$61,993	$649,765	$505,249	$353,196	$5,613	$1,575,816
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$61,993	$649,765	$505,249	$353,196	$10,313	$1,580,516

At December 31, 2023:
Whole loans, floating-rate	$—	$973,424	$581,032	$256,785	$41,152	$1,852,393
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$973,424	$581,032	$256,785	$45,852	$1,857,093

(Back to Index)

(Back to Index)

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $13.9 million and $11.8 million at September 30, 2024 and December 31, 2023, respectively.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2024(1)	2023	2022	2021	2020	Prior	Total (2)
At September 30, 2024:
Whole loans, floating-rate: (3)
Rating 1	$—	$—	$—	$61,993	$—	$—	$61,993
Rating 2	—	47,505	150,007	381,822	56,460	13,971	649,765
Rating 3	—	15,798	216,417	261,949	—	11,085	505,249
Rating 4	31,545	—	84,778	191,984	—	44,889	353,196
Rating 5	—	—	—	—	—	5,613	5,613
Total whole loans, floating-rate	31,545	63,303	451,202	897,748	56,460	75,558	1,575,816
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$31,545	$63,303	$451,202	$897,748	$56,460	$80,258	$1,580,516
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2023	2022	2021	2020	2019	Prior	Total (2)
At December 31, 2023:
Whole loans, floating-rate: (3)
Rating 2	$63,634	$212,175	$636,487	$22,556	$38,572	$—	$973,424
Rating 3	—	168,791	364,369	34,232	—	13,640	581,032
Rating 4	—	82,918	123,333	—	5,645	44,889	256,785
Rating 5	—	14,000	—	—	19,127	8,025	41,152
Total whole loans, floating-rate	63,634	477,884	1,124,189	56,788	63,344	66,554	1,852,393
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$63,634	$477,884	$1,124,189	$56,788	$63,344	$71,254	$1,857,093
Current Period Gross Write-Offs	$—	$—	$—	$—	$(948)	$—	$(948)

(1)
Includes one novated CRE whole loan that resulted from a loan workout.
(2)
The total amortized cost of CRE loans excluded accrued interest receivable of $13.9 million and $11.8 million at September 30, 2024 and December 31, 2023, respectively.
(3)
Acquired CRE whole loans are grouped within each loan’s year of origination.

At both September 30, 2024 and December 31, 2023, we had one additional mezzanine loan included in other assets held for sale that had no carrying value.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable (1)	Total Loans > 90 Days and Accruing
At September 30, 2024:
Whole loans, floating-rate	$94,427	$—	$—	$94,427	$1,481,389	$1,575,816	$—
Mezzanine loan (2)	—	—	4,700	4,700	—	4,700	—
Total	$94,427	$—	$4,700	$99,127	$1,481,389	$1,580,516	$—

At December 31, 2023:
Whole loans, floating-rate	$—	$—	$41,152	$41,152	$1,811,241	$1,852,393	$19,127
Mezzanine loan (2)	—	—	4,700	4,700	—	4,700	—
Total	$—	$—	$45,852	$45,852	$1,811,241	$1,857,093	$19,127

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $13.9 million and $11.8 million at September 30, 2024 and December 31, 2023, respectively.
(2)
Fully reserved at both September 30, 2024 and December 31, 2023.

At September 30, 2024 and December 31, 2023, we had four and three CRE whole loans, with total amortized costs of $94.4 million and $41.2 million, respectively, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

During the three and nine months ended September 30, 2024, we recognized interest income of $204,000 and $338,000, respectively, on one CRE whole loan that was placed on nonaccrual status. In both the three and nine months ended September 30, 2023, we recognized interest income of $335,000 on two CRE whole loans that were placed on nonaccrual status.

Loan Modifications

We are required to disclose modifications where we determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the nine months ended September 30, 2024, we entered into the following three loan modifications that required disclosure:

•
A multifamily loan with an amortized cost of $53.0 million, representing 3.4% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current interest rate from one-month Term SOFR plus a spread of 3.70% to one-month Term SOFR plus a spread of 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $44.4 million, representing 2.8% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $70.7 million, representing 4.5% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from January 2025 to January 2026 and (ii) provide for 2.00% per annum of the interest rate to be deferred until payoff. We also entered into a mezzanine loan with a total commitment of $6.0 million, of which $3.0 million was funded as of September 30, 2024. The loan has a fixed rate of 15.00% that accrues and will be due at payoff in January 2026. In connection with the modification, the borrower renewed the interest rate cap.

These loans were performing in accordance with the modified contractual terms as of September 30, 2024. At September 30, 2024, two of these loans, with a total amortized cost of $123.7 million, had a risk rating of "4" and one loan, with an amortized cost of $44.4 million, had a risk rating of "3". Loans with a risk rating of "3" and "4" are included in the determination of our general CECL reserves.

(Back to Index)

(Back to Index)

During the nine months ended September 30, 2023, we did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

Restricted Cash

At September 30, 2024, we had restricted cash of $961,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. At December 31, 2023, we had restricted cash of $8.4 million, which consisted of $7.6 million held in reserve for a construction loan, and $800,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. The decrease of $7.5 million was primarily attributable to a decrease in restricted cash at our investments in real estate that was used to fund planned construction.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023	Net Change
Accrued interest receivable from loans	$13,931	$11,750	$2,181
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	13	33	(20)
Total	$13,944	$11,783	$2,161

The increase of $2.2 million in accrued interest receivable was primarily attributable to accrued deferred interest on modified loans offset by loan payoffs.

Other Assets

The following table summarizes our other assets at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023	Net Change
Tax receivables and prepaid taxes	$212	$214	$(2)
Other receivables	3,304	1,913	1,391
Other prepaid expenses	1,407	566	841
Fixed assets - non real estate	249	281	(32)
Other assets, miscellaneous	799	616	183
Total	$5,971	$3,590	$2,381

The increase of $2.4 million in other assets was primarily attributable to increases in various receivables and prepaid accounts held at our real estate properties, offset by amortization.

Deferred Tax Assets

At both September 30, 2024 and December 31, 2023, our net deferred tax asset was zero, resulting from a full valuation allowance of $21.4 million and $21.1 million, respectively, on our gross deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

(Back to Index)

(Back to Index)

We terminated interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At September 30, 2024 and December 31, 2023, we had a loss of $3.7 million and $5.0 million, respectively, recorded in accumulated other comprehensive loss, which is being amortized into earnings over the remaining life of the debt. During the three and nine months ended September 30, 2024, we recorded amortization expense of $425,000 and $1.3 million, respectively, reported in interest expense on the consolidated statements of operations. During the three and nine months ended September 30, 2023, we recorded amortization expense of $425,000 and $1.3 million, respectively, reported in interest expense on the consolidated statements of operations.

At September 30, 2024 and December 31, 2023, we had unrealized gains of $96,000 and $164,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During both the three months ended September 30, 2024 and 2023, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000, to accrete the accumulated other comprehensive income on the terminated swap agreements. For each of the nine months ended September 30, 2024 and 2023, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $69,000 and $68,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following tables present the effect of derivative instruments on our consolidated statements of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Interest rate swap contracts, hedging	Interest expense	$(1,196)	$(1,192)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

Financing Arrangements

Borrowings under our financing arrangements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands, except amounts in footnotes):

	September 30, 2024				December 31, 2023
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$60,724	$161,303	6	8.87%	$61,568	$157,722	7	9.14%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	90,843	157,633	5	7.57%	74,694	125,044	4	7.82%
Morgan Stanley Mortgage Capital Holdings LLC (4)	73,037	106,998	6	7.85%	93,894	129,037	7	8.07%

Mortgages Payable
ReadyCap Commercial, LLC (5)	20,171	26,925	1	8.91%	19,365	25,400	1	9.16%
Oceanview Life and Annuity Company (6)(7)	38,643	91,284	1	11.10%	7,330	58,339	1	11.37%
Florida Pace Funding Agency (6)(8)	15,102	—	—	7.26%	15,091	—	—	7.26%
Total	$298,520	$544,143			$271,942	$495,542

(1)
Includes $2.4 million and $2.9 million of deferred debt issuance costs at September 30, 2024 and December 31, 2023, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $1.1 million and $1.6 million of deferred debt issuance costs at September 30, 2024 and December 31, 2023, respectively.
(4)
Includes $71,000 and $647,000 of deferred debt issuance costs at September 30, 2024 and December 31, 2023, respectively.
(5)
Includes $121,000 and $259,000 of deferred debt issuance costs at September 30, 2024 and December 31, 2023, respectively.
(6)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(7)
Includes $405,000 and $1.3 million of deferred debt issuance costs at September 30, 2024 and December 31, 2023, respectively.
(8)
Includes $408,000 and $419,000 of deferred debt issuance costs at September 30, 2024 and December 31, 2023, respectively.

(Back to Index)

(Back to Index)

We were in compliance with all covenants in the respective agreements at September 30, 2024 and December 31, 2023.

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

In November 2021, an indirect, wholly-owned subsidiary of ours entered into a master repurchase and securities contract agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. As amended, the Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2024. We also have the right to request a one-year extension. In November 2024, we entered into Amendment No. 3 to Guaranty (the “Morgan Stanley Amendment”) by and between us and Morgan Stanley, which makes certain amendments and modifications to the Guaranty, dated November 3, 2021 between us and Morgan Stanley as amended (the “MS Guaranty”) including but not limited to amending the EBITDA to Interest Expense ratio (as defined in the MS Guaranty) through the quarter ending December 2025 and extending the Morgan Stanley Facility to November 2025. See Part II, Item 5 "Other Information".

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

Securitizations

At September 30, 2024, we retained equity in two CRE loan securitizations that we executed, as follows:

ACR 2021-FL1

In May 2021, we closed ACR 2021-FL1, an $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 included a reinvestment period, which ended in May 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. We retained 100% of the Class F and Class G notes in addition to 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1. All notes issued mature in June 2036, although we have the right to call the notes beginning on the payment date in May 2023 and thereafter. As of September 30, 2024, we had not exercised this right.

ACR 2021-FL2

In December 2021, we closed ACR 2021-FL2, a $700.0 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL2 includes a reinvestment period, which ends in December 2023, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. We retained 100% of the Class F and Class G notes in addition to 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2. All notes issued mature in January 2037, although we have the right to call the notes beginning on the payment date in December 2023 and thereafter. As of September 30, 2024, we had not exercised this right.

Corporate Debt

5.75% Senior Unsecured Notes Due 2026

On August 16, 2021, we issued $150.0 million of our 5.75% senior unsecured notes due 2026 (the "5.75% Senior Unsecured Notes") pursuant to our Indenture, dated August 16, 2021 (the "Base Indenture"), between Wells Fargo, now Computershare Trust Company, N.A. ("CTC"), as trustee (the "Trustee"), and us as supplemented by the First Supplemental Indenture, dated August 16, 2021, between Wells Fargo, now CTC, and us (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"). Prior to May 15, 2026, we may at our option redeem the 5.75% Senior Unsecured Notes, in whole or in part, at a redemption price equal to the sum of (i) 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, and (ii) a make-whole premium. On or after May 15, 2026, we may at our option redeem the 5.75% Senior Unsecured Notes, at any time, in whole or in part, on not less than 15 days nor more than 60 days’ prior notice, at a redemption price equal to 100% of the principal amount of the 5.75% Senior Unsecured Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

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

(Back to Index)

(Back to Index)

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at September 30, 2024 and December 31, 2023. The interest rates for RCT I and RCT II, at September 30, 2024, were 9.54% and 9.47%, respectively. The interest rates for RCT I and RCT II, at December 31, 2023, were 9.61% and 9.60%, respectively.

Equity

Total equity at September 30, 2024 was $446.9 million compared to total equity at December 31, 2023 of $446.2 million. The increase in equity during the nine months ended September 30, 2024 was primarily attributable to current earnings offset by common stock and preferred stock repurchases and dividends on preferred stock for the nine months ended September 30, 2024.

Our preferred equity is composed of the following at September 30, 2024:

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

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three and nine months ended September 30, 2024 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$210,015	$27.20	$209,306	$26.65
Net income allocable to common shares (2)	2,824	0.37	5,033	0.66
Change in other comprehensive income on derivatives	401	0.05	1,196	0.16
Repurchase of common stock (3)	(1,724)	0.19	(5,348)	0.80
Impact to equity of share-based compensation	833	0.11	2,162	(0.35)
Total net increase	2,334	0.72	3,043	1.27
Common stock book value at end of period (4)	$212,349	$27.92	$212,349	$27.92

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 574,538 and 416,675 at September 30, 2024 and December 31, 2023, respectively, and include warrants to purchase up to 391,995 shares of common stock at both September 30, 2024 and December 31, 2023. The denominators for the calculations were 7,606,674 and 7,853,536 shares at September 30, 2024 and December 31, 2023, respectively.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at September 30, 2024. We calculated net income per common share-diluted of $0.36 and $0.63, respectively, using the weighted average diluted shares outstanding during the three and nine months ended September 30, 2024.
(3)
In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. In November 2023, an additional $10.0 million of outstanding shares of both common and preferred stock was authorized. We purchased 2.4 million common shares for $25.5 million and 100,000 preferred shares for $2.2 million through September 30, 2024. Because we repurchased our common stock at significant discounts to book value, these repurchases were accretive to per share book value since the inception of the program.
(4)
We calculated common stock book value as total stockholders’ equity of $436.3 million less preferred stock equity of $224.0 million at September 30, 2024.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to 1/12 of the amount of our equity multiplied by 1.50% and is calculated and paid monthly in arrears.

(Back to Index)

(Back to Index)

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At September 30, 2024:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(644,174)
Payments for repurchases of capital stock	(254,178)
Total	$432,120

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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net income allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	Per Share Data	2023	Per Share Data	2024	Per Share Data	2023	Per Share Data
Net income allocable to common shares - GAAP	$2,824	$0.36	$2,870	$0.33	$5,033	$0.63	$1,271	$0.15
Realized gain on sale of investment in real estate	—	—	—	—	—	—	(745)	(0.09)
Net income allocable to common shares - GAAP, adjusted	$2,824	$0.36	$2,870	$0.33	$5,033	$0.63	$526	$0.06

Reconciling Items from Continuing Operations:
Non-cash equity compensation expense	833	0.10	482	0.06	2,124	0.27	2,095	0.24
Non-cash (recovery of) provision for CRE credit losses	(291)	(0.04)	1,983	0.23	5,942	0.75	9,779	1.13
Realized gain on sale of investment in real estate	—	—	—		—	—	745	0.09

Unrealized gain on core activities	(2,802)	(0.35)	—	—	(8,637)	(1.09)	—	—
Real estate depreciation and amortization	1,345	0.17	933	0.11	3,830	0.48	2,833	0.33
Net income from non-core assets (1)	—	—	24	—	(1,103)	(0.13)	(28)	—
Earnings Available for Distribution allocable to common shares	$1,909	$0.24	$6,292	$0.73	$7,189	$0.91	$15,950	$1.85

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	7,946		8,593		7,940		8,610

Earnings Available for Distribution per common share - diluted	$0.24		$0.73		$0.91		$1.85

(1)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) residential mortgage lending, (iii) legacy CRE loans designated as held for sale and (iv) other non-CRE assets included in assets held for sale.

For the three and nine months ended September 30, 2024, EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was $1.9 million and $7.2 million, respectively, or $0.24 and $0.91, respectively, per common share outstanding. There was no incentive compensation payable incurred by us for the three and nine months ended September 30, 2024.

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended September 30, 2024 (dollars in thousands, except per share data):

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at September 30, 2022	$216,026
Total amount of net proceeds from any issuance of common stock after October 1, 2022	1,863
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	33,970
Amount paid to repurchase common stock after October 1, 2022 (1)	(9,531)
Incentive Compensation paid after October 1, 2022 (1)	(1,182)
Book value equity at September 30, 2024	$241,146
Incentive Compensation Hurdle (2)(3)	$16,880

Average closing price of 30 day period ending three days prior to issuance date	$15.45

(1)
Calculated on a daily weighted average basis for the 12-month period ended September 30, 2024.
(2)
Calculated as book value equity at September 30, 2024 multiplied by 1.75% (7% per annum).
(3)
The amount by which EAD (as defined in the Management Agreement) exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

For the three months ended September 30, 2024, there was no incentive compensation payable to the Manager.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities, which was $18.6 million for the nine months ended September 30, 2024, and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

At September 30, 2024, our liquidity consisted of $70.1 million of unrestricted cash and cash equivalents, and $9.6 million of potential proceeds from unlevered financeable CRE loans.

During the nine months ended September 30, 2024, our principal sources of liquidity were: (i) proceeds of $31.1 million from our mortgages payable; (ii) net proceeds of $19.5 million from repayments on our CRE portfolio; and (iii) proceeds of $19.3 million from advances from our term warehouse financing facilities.

These sources of liquidity were offset by our paydowns on our term warehouse facilities, deployments in CRE whole loans and real estate investments, repurchases of common and preferred stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $70.1 million of unrestricted cash we held at September 30, 2024.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $10.8 million and $11.0 million at September 30, 2024 and December 31, 2023, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

Cash Flows

For the nine months ended September 30, 2024, our restricted and unrestricted cash and cash equivalents balance decreased $20.9 million to $71.0 million. The cash movements can be summarized by the following:

Cash flows from operating activities. For the nine months ended September 30, 2024, operating activities increased our cash balances by $18.6 million, primarily driven by net income after removing non-cash gain on conversion of real estate, non-cash provision for loan losses, non-cash amortization and depreciation, and net changes in other assets and liabilities.

(Back to Index)

(Back to Index)

Cash flows from investing activities. For the nine months ended September 30, 2024, investing activities increased our cash balances by $174.6 million, primarily driven by repayments of CRE loans, partially offset by funding of existing commitments on CRE whole loans and deployments in our investment in real estate.

Cash flows from financing activities. For the nine months ended September 30, 2024, financing activities decreased our cash balances by $214.1 million, primarily driven by repayments on our CRE securitization notes and distributions on our preferred stock and repurchases of our common stock and preferred stock and on our term warehouse financing facilities, partially offset by proceeds from financing on our investments in real estate and term warehouse financing facilities.

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

We were in compliance with all of our covenants at September 30, 2024 in accordance with the terms provided in agreements with our lenders.

(Back to Index)

(Back to Index)

At September 30, 2024, we had financing arrangements as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	June 2028	$500,000	$63,099	$436,901
CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A.	October 2018	July 2026	250,000	91,721	158,279
Morgan Stanley Mortgage Capital Holdings LLC (3)	November 2021	November 2024	250,000	72,918	177,082
Mortgages Payable
ReadyCap Commercial, LLC (4)	April 2022	April 2025	20,375	20,291	84
Oceanview Life and Annuity Company (5)	January 2023	February 2025	48,000	39,048	8,952
Florida Pace Funding Agency (6)	January 2023	January 2053	15,510	15,510	-
Total				$302,587

(1)
Excludes deferred debt issuance costs of $2.4 million.
(2)
Excludes accrued interest payable of $461,000 and deferred debt issuance costs of $1.2 million.
(3)
In November 2024, the Morgan Stanley Facility was extended to November 2025.
(4)
Excludes deferred debt issuance costs of $121,000.
(5)
Excludes deferred debt issuance costs of $405,000.
(6)
Excludes deferred debt issuance costs of $408,000.

The following table summarizes the average principal outstanding during the three months ended September 30, 2024 and December 31, 2023 and the principal outstanding on our financing arrangements at September 30, 2024 and December 31, 2023 (in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2024	September 30, 2024	Three Months Ended December 31, 2023	December 31, 2023
	Average Principal Outstanding	Principal Outstanding	Average Principal Outstanding	Principal Outstanding
Financing Arrangement
Senior secured financing facility (1)	$63,099	$63,099	$64,495	$64,495
Term warehouse financing facilities - CRE loans (2)	164,639	164,639	226,373	170,322
Total	$227,738	$227,738	$290,868	$234,817

(1)
Principal outstanding excludes accrued interest payable of $280,000 and $311,000 and deferred debt issuance costs of $2.4 million and $2.9 million at September 30, 2024 and December 31, 2023, respectively.
(2)
Principal outstanding excludes accrued interest payable of $461,000 and $539,000 and deferred debt issuance costs of $1.2 million and $2.3 million at September 30, 2024 and December 31, 2023, respectively.

(Back to Index)

(Back to Index)

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Financing Arrangement
Senior secured financing facility	$64,495	$64,495
Term warehouse financing facilities - CRE loans	189,563	333,834

Historically, we have financed the acquisition of our investments through collateralized debt obligations ("CDO") and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CDOs and securitizations, which will cease if the CDOs and securitizations fail to meet certain tests. Through September 30, 2024, we did not experience difficulty in maintaining our existing CDO and securitization financing and passed all of the critical tests required by these financings. Our securitizations collectively had balances of $993.6 million and $1.2 billion at September 30, 2024 and December 31, 2023, respectively.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations for the periods presented (in thousands):

	Cash Distributions		Overcollateralization Cushion (1)		Annualized Interest Coverage Cushion (2)(3)
Name	For the Nine Months Ended September 30, 2024	Year Ended December 31, 2023	At September 30, 2024	Initial Measurement Date	At September 30, 2024	Reinvestment Period End (4)
ACR 2021-FL1	$13,546	$24,923	$23,830	$6,758	$5,838	May 2023
ACR 2021-FL2	13,363	19,652	44,788	5,652	9,460	December 2023

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

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At September 30, 2024 and December 31, 2023, our leverage ratio under GAAP was 3.3 and 3.8 times, respectively. The leverage ratio decreased during the period primarily due to the net decrease in borrowings offset by a net increase to total equity.

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At September 30, 2024:
CRE securitizations	$993,593	$—	$—	$—	$993,593
Senior secured financing facility (1)	63,099	—	—	63,099	—
CRE - term warehouse financing facilities (2)	165,100	73,108	91,992	—	—
Mortgages payable (3)	74,849	59,339	—	—	15,510
5.75% Senior Unsecured Notes (4)	150,000	—	150,000	—	—
Unsecured junior subordinated debentures (5)	51,548	—	—	—	51,548
Lease liabilities (6)	852,980	1,670	5,796	6,333	839,181
Unfunded commitments on CRE loans (7)	78,374	65,137	13,237	—	—
Base management fees (8)	6,482	6,482	—	—	—
Total	$2,436,025	$205,736	$261,025	$69,432	$1,899,832

(1)
Excludes $280,000 of accrued interest payable.
(2)
Includes $461,000 of accrued interest payable.
(3)
Excludes $689,000 of accrued interest payable.
(4)
Excludes $18.4 million of interest expense payable through maturity in August 2026.
(5)
Excludes $23.5 million and $24.6 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(6)
Lease liabilities includes a ground rent lease for a hotel property with a term of 92 years and an annual growth rate of 3%.
(7)
Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At September 30, 2024, we had unfunded commitments on 39 CRE whole loans.
(8)
Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Net Operating Losses and Loss Carryforwards

The following table sets forth the net operating losses and loss carryforwards for the periods presented (in millions):

	Tax Year Recognized	REIT (QRS) Tax Loss Carryforwards		TRS Tax Loss Carryforwards
Tax Asset Item		Operating	Capital	Operating	Capital
Net Operating Loss Carryforwards:
Cumulative as of 2023	2023 Return	$32.1	$—	$60.9	$—

Net Capital Loss Carryforwards:
Cumulative as of 2023	2023 Return	—	121.9	—	1.0
Total tax asset estimates		$32.1	$121.9	$60.9	$1.0
Useful life		Unlimited	5 years	Various	5 years

At September 30, 2024, we have $32.1 million of cumulative net operating losses ("NOL") to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act ("TCJA"), along with revisions made by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act reduced the deduction for NOLs generated post 2017 to 80% of taxable income and granted an indefinite carryforward period. Additionally, we have cumulative net capital losses of $121.9 million, which are set to expire at December 31, 2025. During the year ended December 31, 2023, we generated $14.6 million of taxable income which was offset by our cumulative NOL. This was reported on our tax return that was filed in October 2024.

We also have tax assets in our taxable REIT subsidiaries ("TRS"). These tax assets are analyzed and disclosed quarterly in our financial statements. At September 30, 2024, our TRSs have $60.9 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $21.1 million of NOLs with an indefinite carryforward period. Additionally, our TRSs have cumulative total net capital losses of $1.0 million, which are set to expire at December 31, 2024.

(Back to Index)

(Back to Index)

Distributions

We did not pay distributions on our common shares during the nine months ended September 30, 2024 as we were focused on prudently retaining and managing sufficient excess liquidity. As a result of losses during 2020, we received significant NOL carryforwards and net capital loss carryforwards, as finalized in our 2020 tax return. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our earnings available for distribution, our Board expects to establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

Off-Balance Sheet Arrangements

General

At September 30, 2024, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. At September 30, 2024, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $78.4 million and $109.4 million in unfunded loan commitments at September 30, 2024 and December 31, 2023, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.
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

(Back to Index)

(Back to Index)

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that may affect the value of our assets or liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain. The critical policies summarized below relate to valuation of investment securities, accounting for derivative financial instruments and hedging activities, income taxes, allowance for credit losses and variable interest entities (“VIEs”).

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

At September 30, 2024, we determined that we are the primary beneficiary of two VIEs that are consolidated.

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

(Back to Index)

(Back to Index)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2024, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed. Additionally, refer to Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on risks we face.

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

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At September 30, 2024, 76.2% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of six months.

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

(Back to Index)

(Back to Index)

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At September 30, 2024, 99.5% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 0.5% of our CRE loan portfolio by par value has a contractual fixed rate of interest. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.6 billion had a weighted-average benchmark floor of 0.85% at September 30, 2024.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended September 30, 2024
At September 30, 2024	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Decrease to Net Interest Income	Decrease to Net Interest Income Per Share	Increase to Net Interest Income	Increase to Net Interest Income Per Share
$302,687	$(760)	$(0.10)	$767	$0.10

(1)
Includes our floating-rate CRE loans at September 30, 2024.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1. LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. We are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock. In November 2023, our Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock. At September 30, 2024, $2.3 million remains available under this repurchase program.

The following table presents information about our common and preferred stock repurchases made during the nine months ended September 30, 2024 in accordance with our repurchase program (dollars in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 2, 2024 - January 31, 2024	75,138	$9.86	75,138	$9,087,747
January 17, 2024 (2)	100,000	21.57	100,000	6,932,747
February 1, 2024 - February 29, 2024	52,195	10.14	52,195	6,404,704
March 1, 2024 - March 28, 2024	67,494	11.84	67,494	5,607,039
April 1, 2024 - April 30, 2024	52,812	13.83	52,812	4,877,655
May 1, 2024 - May 31, 2024	39,994	13.37	39,994	4,343,681
June 3, 2024 - June 28, 2024	22,652	12.80	22,652	4,054,292
July 1, 2024 - July 31, 2024	24,936	13.73	24,936	3,712,310
August 1, 2024 - August 30, 2024	47,682	15.52	47,682	2,973,466
September 3, 2024 - September 30, 2024	41,340	15.53	41,340	2,332,294

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

(Back to Index)

(Back to Index)

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

On November 1, 2024, the Company entered into Amendment No. 3 to Guaranty (the “Morgan Stanley Amendment”) by and between the Company and Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), which makes certain amendments and modifications to the Guaranty, dated November 3, 2021 between the Company and Morgan Stanley as amended (the “MS Guaranty”) including but not limited to amending the EBITDA to Interest Expense ratio (as defined in the MS Guaranty) through the quarter ending December 2025 and extending the Morgan Stanley Facility to November 2025.

The foregoing description of the Morgan Stanley Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Morgan Stanley Amendment, which has been filed with this Quarterly Report on Form 10-Q as Exhibit 99.2(f).

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

99.2(c)	Guaranty made by ACRES Commercial Realty Corp., as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC, dated November 3, 2021. (33)
99.2(d)	Amendment No. 1 to Guaranty, dated November 18, 2022 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (41)
99.2(e)	Amendment No. 2 to Guaranty, dated November 3, 2023 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (44)
99.2(f)	Amendment No. 3 to Guaranty, dated November 1, 2024 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC.
99.3	Material Federal Income Tax Considerations. (45)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
104	Cover Page Interactive Data File.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-11, Registration No. 333-126517.
(2)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2014.
(6)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(7)	Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.
(8)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(9)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 8, 2017.
(11)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.
(14)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.
(15)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.
(17)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(18)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.
(20)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.
(22)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(23)	Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.
(27)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.
(29)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2021.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2021.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2021.
(32)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2021.
(33)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
(34)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2022.
(35)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(36)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
(37)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 27, 2022.
(38)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 30, 2022.
(39)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2023.
(40)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 22, 2022.
(41)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2022.
(42)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
(43)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2023.
(44)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
(45)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
(46)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 26, 2024.
(47)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K/A filed on May 8, 2024.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

November 6, 2024	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

November 6, 2024	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Senior Vice President
Chief Financial Officer and Treasurer

November 6, 2024	By:	/s/ Linda M. Kilpatrick
Linda M. Kilpatrick
Vice President
Chief Accounting Officer and Controller

(Back to Index)