Form 10-K
period 2024-12-31
ACRES Commercial Realty Corp.
filed 2025-03-17
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter June 30, 2024 was $84,819,944.

The number of outstanding shares of the registrant’s common stock on March 13, 2025 was 7,456,150 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.

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

We typically target transitional floating-rate CRE loans between $10.0 million and $100.0 million. During the year ended December 31, 2024, we selectively originated one CRE loan with a total commitment of $47.9 million. At December 31, 2024, our CRE loan portfolio at par comprised $1.5 billion of CRE whole loans with a weighted average spread of 3.73% over the one-month benchmark interest rates utilized, which have a weighted average floor of 0.97%. Additionally, our CRE loan portfolio included one fully reserved $4.7 million mezzanine loan at December 31, 2024.

Our Business Strategy

The core components of our business strategy are:

Investment in CRE assets. We are currently invested in CRE whole loans, CRE mezzanine loans and CRE equity investments. Our goal is to allocate 90% to 100% of our equity to our CRE assets.

Managing our investment portfolio. At December 31, 2024, we managed $1.9 billion of assets, including $1.1 billion of assets that were financed and held in variable interest entities. The core of our management process is credit analysis, which our Manager, with the assistance of ACRES, uses to actively monitor our existing investments and as a basis for evaluating new investments. Senior management of ACRES has extensive experience in underwriting the credit risk associated with our targeted asset classes and conducts detailed due diligence on all investments. After we make investments, our Manager actively monitors them for early detection of trouble or deterioration. If a default occurs, we use our senior management team’s asset management experience in seeking to mitigate the severity of any loss and to optimize the recovery from assets collateralizing the investment.

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

At December 31, 2024, our financing arrangements were as follows (in thousands):

	Outstanding Borrowings (1)	Value of Collateral	Equity at Risk (2)
At December 31, 2024:
CRE Securitizations
ACR 2021-FL1	$471,847	$599,927	$127,420
ACR 2021-FL2	390,957	525,571	133,000
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company	$60,910	$162,578	$99,899
CRE -Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A.	$90,995	$158,639	$67,802
Morgan Stanley Mortgage Capital Holdings LLC	65,744	98,373	33,566
Mortgages Payable
ReadyCap Commercial, LLC	$20,240	$26,960	$6,566
Oceanview Life and Annuity Company(3)	44,211	92,549	31,809
Florida Pace Funding Agency(3)	15,105	—	—
Total	$1,160,009	$1,664,597
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

The CRE securitizations, senior secured financing facility, term warehouse financing facilities, mortgages payable with ReadyCap Commercial, LLC and Oceanview Life and Annuity Company charge a floating rate of interest. The mortgage payable with Florida Pace Funding Agency charges a fixed rate of interest. For more information concerning our financing arrangements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Note 11 contained in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” of this report. We continuously monitor our compliance with all of the financial covenants. We were in compliance with all financial covenants, as defined in the respective agreements, at December 31, 2024.

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

Our Operating Policies

Investment guidelines. We have established investment policies, procedures and guidelines that are reviewed and approved by our Manager’s investment committee and our Board. Our investment committee and/or our Board, as applicable, meets regularly to consider and approve proposed specific investments. Our Board monitors the execution of our overall investment strategies and targeted asset classes. We acquire our investments primarily for income. We do not have a policy that requires us to focus our investments in one or more particular geographic areas or industries.

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

Floating-Rate Loan Portfolio and Borrowings

As discussed in the “Managing our interest rate, pricing and liquidity risk” section above, our investments in floating-rate assets and utilization of floating-rate borrowings expose us to interest rate risk. In a business environment where benchmark interest rates are increasing, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. The sponsors may need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At December 31, 2024, 74.7% of the par value of our CRE loan portfolio had interest rate caps or funded debt service reserves in place with a weighted-average maturity of six months.

Historically, we have used the London Interbank Offered Rate (“LIBOR”) as the benchmark interest rate for our floating-rate whole loans, and we have been exposed to LIBOR through our floating-rate borrowings. In March 2021, the United Kingdom’s, or U.K.’s, Financial Conduct Authority (“FCA”) announced that it would cease publication of the one-week and the two-month USD LIBOR immediately after December 31, 2021, and cease publication of the remaining tenors immediately after June 30, 2023. In July 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprising large U.S. financial institutions, has identified Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR.

Following this announcement, we began to transition the contractual benchmark rates of existing floating-rate whole loans and borrowings to alternate rates. At December 31, 2024, our entire portfolio of floating rate whole loans and floating rate borrowings have transitioned to SOFR.

(Back to Index)

(Back to Index)

Investment Portfolio

The table below summarizes the amortized costs and net carrying amounts of our investments at December 31, 2024, classified by asset type (dollars in thousands, except amounts in footnotes):

At December 31, 2024	Amortized Cost	Net Carrying Amount	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans(1)	$1,482,692	$1,454,545	87.41%	8.31%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,487,392	1,454,545	87.41%
Loans held for sale:
CRE whole loans	11,100	11,100	0.67%	13.14%
	11,100	11,100	0.67%
Other investments:
Investments in unconsolidated entities	21,857	21,857	1.31%	N/A(4)
Investments in real estate(2)	58,283	58,283	3.50%	N/A(4)
Property held for sale(3)	118,344	118,344	7.11%	N/A(4)
	198,484	198,484	11.92%

Total investment portfolio	$1,696,976	$1,664,129	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $32.8 million.
(2)
Includes real estate-related right of use assets of $19.3 million, mortgages payable of $79.6 million, intangible assets of $7.0 million, lease liabilities of $44.6 million and other liabilities of $12,000.
(3)
Includes property held for sale-related liabilities of $3.2 million.
(4)
There are no stated rates associated with these investments.

The negative impact of COVID-19 on our commercial mortgage-backed securities, or CMBS, investments and 2020 results created net operating loss (“NOL”) carryforwards and net capital loss carryforwards (“CLCFs”). We have $32.1 million of NOL carryforwards, which was reported on our tax return filed in October 2024 for the 2023 tax year. We also have $121.9 million of CLCFs from prior years, which are set to expire on December 31, 2025. Additionally, we have NOL carryforwards of $60.9 million, of which $21.1 million have an indefinite carryforward period and $39.8 million begin to expire in 2044.

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

CRE Debt Investments

Floating-rate whole loans. We predominantly originate floating-rate first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with borrowers. Additionally, we may acquire whole loans from third parties that conform to our investment strategy. We may create tranches of a loan we originate, consisting of an A-note (described below) and a B-note (described below), as well as mezzanine loans or other participations, which we may hold or sell to third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2024, our whole loan investments had loan-to-collateral value, or LTV, ratios that typically do not exceed 85%. Typically, our whole loans are structured with an original term of up to three years, with two one-year extensions that bring the loan to a maximum term of five years. Substantially all of our CRE loans held at December 31, 2024 were whole loans. We expect to hold most of our whole loans to maturity.

(Back to Index)

(Back to Index)

Whole Loan Participations. We may opportunistically invest in participations of whole loans with third-parties or with related parties, whereby we purchase or otherwise share in the ownership interests of a whole loan made by another financial institution (the lead financial institution) to a borrower with whom we do not have a direct lending relationship on a pari passu basis. In this arrangement the lead financial institution fully maintains the lending relationship and all communications with the borrower; however, we re-underwrite the investment subject to our underwriting standards for whole loans prior to investing. This type of investment allows us to strategically diversify risk, share in the profits of the lead financial institution and further diversify our asset holdings. We expect our investments in participation loans to have LTV ratios not to exceed 85%. At December 31, 2024, our loan portfolio included two related-party whole loan participations with a par value of $57.4 million.

Whole Loan Syndications. We may also opportunistically invest in the syndications of whole loans with third-parties or with related parties, whereby we co-originate a whole loan to a borrower with another financial institution on a pari passu basis, as well as maintain a direct lending relationship with the borrower. In this arrangement each lender in the syndicate has a separate promissory note with the borrower, subject to a co-lender agreement. This type of investment allows us to strategically diversify risk, as well as further diversify our asset holdings and borrower base. We expect our investments in whole loan syndications to have LTV ratios not to exceed 85%. At December 31, 2024, our loan portfolio included one related-party whole loan syndication with a par value of $46.5 million.

Senior interests in whole loans (A-notes). We may invest in senior interests in whole loans, referred to as A-notes, either directly originated or purchased from third parties. We do not intend to obtain ratings on these investments. We expect our typical A-note investments to have LTV ratios not exceeding 70% and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any A-note investments to maturity. We did not hold any A-note investments at December 31, 2024.

Subordinate interests in whole loans (B-notes). To a lesser extent, we may invest in subordinate interests in whole loans, referred to as B-notes, which we will either directly originate or purchase from third parties. B-notes are loans secured by a first mortgage but are subordinated to an A-note. The subordination of a B-note is generally evidenced by an intercreditor or participation agreement between the holders of the A-note and the B-note. In some instances, the B-note lender may require a security interest in the stock or other equity interests of the borrower as part of the transaction. B-note lenders have the same obligations, collateral and borrower as the A-note lender, but typically are subordinated in recovery upon a default to the A-note lender. B-notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A-note. We do not intend to obtain ratings on these investments. We expect our typical B-note investments to have LTV ratios between 55% and 80% and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any B-note investments to maturity. We did not hold any B-note investments at December 31, 2024.

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

Mezzanine financing. Historically, we have invested in mezzanine loans that are senior to the borrower’s equity in, and subordinate to the mortgage loan on, a property. A mezzanine loan is typically secured by a pledge of the ownership interests in the entity that directly owns the real property or by a second lien mortgage loan on the property. In addition, mezzanine loans typically include credit enhancements such as letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. A mezzanine loan may be structured so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. At December 31, 2024, our loan portfolio included one mezzanine loan with no carrying value.

Preferred equity investments. Historically, we have invested in preferred equity investments in entities that own or acquire CRE properties. These investments are subordinate to first mortgage loans and mezzanine debt and are typically structured to provide some credit enhancement differentiating it from the common equity. We expect our preferred equity investments to have LTV ratios between 65% and 90% with stated maturities from three to eight years. We expect to hold preferred equity investments to maturity. We did not hold any preferred equity investments at December 31, 2024.

(Back to Index)

(Back to Index)

The following charts describe the property type and the geographic breakdown, by National Council of Real Estate Investment Fiduciaries (“NCREIF”) region of our CRE loan portfolio at December 31, 2024 (based on carrying value):

PROPERTY TYPE AT DECEMBER 31, 2024

Office
16.2%
Hotel
3.9%
Self-Storage,
2.5%
Multifamily,
77.4%

GEOGRAPHIC AREA AT DECEMBER 31, 2024

Pacific
10.1%
Mountain
19.2%
West North
Central 2.7%
East North Central
3.2%
Southwest
25.0%
Southeast
16.5%
Northeast
10.7%
Mid Atlantic
12.6%

The total CRE loan portfolio, at carrying value, was $1.5 billion at December 31, 2024. The Southwest region constituted 25.0% of our portfolio, of which 100.0% was in Texas, and its collateral comprised 100.0% multifamily properties. The Mountain region constituted 19.2% of our portfolio, of which 62.1% was in Arizona, and its collateral comprised 92.4% multifamily properties. The Southeast region constituted 16.5% of our portfolio, of which 58.3% was in Florida, and its collateral comprised 76.3% multifamily properties. We view our investment and credit strategies as being adequately diversified across property types in the Southwest, Southeast and Mountain regions.

(Back to Index)

(Back to Index)

Investments in Real Estate

We may invest directly in the ownership of CRE equity investments by making direct investments where NOL carryforwards exist and can absorb the creation of REIT taxable income or by restructuring CRE loans and taking control of the properties where we believe we can protect capital and ultimately generate capital appreciation. We may acquire CRE equity investments through a joint venture or wholly-owned subsidiary and may classify these investments in real estate as held for investment or held for sale. At December 31, 2024, we held three investments in real estate acquired through direct equity investments and four investments in real estate acquired from lending activities (i.e. through the receipt of the deeds-in-lieu of foreclosure on the properties that collateralized former non-performing loans). At December 31, 2024, four of these investments were classified as held for sale.

The following table summarizes the investments in real estate at December 31, 2024 (in thousands, except amounts in footnotes):

	December 31, 2024
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$82,265	$(5,657)	$76,608
Right of use assets (2)(3)	20,064	(759)	19,305
Intangible assets (4)	9,833	(2,845)	6,988
Subtotal	112,162	(9,261)	102,901

Investments in real estate from lending activities:
Properties held for sale (5)	201,125	—	201,125
Total	313,287	(9,261)	304,026

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	76,631	2,925	79,556
Other liabilities	41	(29)	12
Lease liabilities (3)(6)	44,606	—	44,606
Subtotal	121,278	2,896	124,174

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,226	—	3,226
Total	124,504	2,896	127,400

Total net investments in real estate and properties held for sale (8)	$188,783		$176,626

(1)
Includes $15.2 million of land, which is not depreciable. Also includes $3.2 million of construction in progress, which is also not depreciable until placed in service.
(2)
Primarily comprises a $18.6 million right of use asset, associated with a $43.9 million ground lease accounted for as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations.
(3)
Refer to Note 9 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases. Additionally, in December 2024 we entered into an operating lease associated with a parking lease at a newly acquired property. The associated right of use asset has a value of $367,000.
(4)
Primarily comprises a franchise intangible of $4.1 million, a management contract intangible of $2.8 million, in-place leases of $68,000 and a customer list intangible of $371,000.
(5)
Properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020 as well as an office property acquired via deed-in-lieu of foreclosure in June 2023. At September 30, 2024, two additional properties, a newly constructed multi-family property placed in service in September 2024 and an office complex acquired July 2024, were classified as properties held for sale.
(6)
Primarily comprises a $43.9 million ground lease with a remaining term of 92 years. Lease expenses for the year ended December 31, 2024 were $2.8 million.
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

(Back to Index)

(Back to Index)

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

The Management Agreement’s current contract term ends on July 31, 2025, and the agreement provides for automatic one-year renewals on such date and on each July 31 thereafter until terminated. Our Board reviews our Manager’s performance annually. The Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our Board must provide 180 days’ prior notice of any such termination. If we terminate the Management Agreement, our Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by our Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

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

(Back to Index)

(Back to Index)

We believe that ACRES Realty Funding, Inc., (“ACRES RF”) the subsidiary that at December 31, 2024 held substantially all of our CRE loan assets, is excluded from Investment Company Act regulation under Section 3(c)(5)(C), a provision designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of ACRES RF’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act and interests in real properties, which we refer to as Qualifying Interests. Moreover, 80% of ACRES RF’s assets must consist of Qualifying Interests and other real estate-related assets. ACRES RF has not issued, and does not intend to issue, redeemable securities.

We treat our investments in CRE whole loans, A-notes, specific types of B-notes and specific types of mezzanine loans as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the Securities and Exchange Commission, or SEC, or its staff. We believe that SEC staff guidance allows us to treat B-notes as Qualifying Interests where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A-note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as Qualifying Interests where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property are set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides future guidance that these investments are not Qualifying Interests, then we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2024 and 2023, we had no whole pool certificates in our portfolios. Pursuant to existing SEC staff guidance, we consider whole pool certificates to be Qualifying Interests. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a Qualifying Interest for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test.

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

Employees and Human Capital

We have no direct employees. Under our Management Agreement, our Manager provides us with all management and support personnel and services necessary for our day-to-day operations. To provide its services, our Manager draws upon the expertise and experience of ACRES. Under our Management Agreement, our Manager and its affiliates also must provide us with our Chief Financial Officer, and a sufficient number of additional accounting, finance, tax and investor relations professionals. We bear the expense of the wages, salaries and benefits of our Chief Financial Officer, and the accounting, finance, tax and investor relations professionals to the extent allocated to us.

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

We depend upon the availability of adequate debt and equity capital for growth in our operations. Although historically we have been able to raise both debt and equity capital, recent market and economic conditions have made obtaining additional equity capital highly dilutive to existing shareholders and may possibly affect our ability to raise debt capital. If current economic conditions were to deteriorate, our ability to access debt or equity capital on acceptable terms, could be further limited, which could limit our ability to generate growth, our profitability, our ability to make distributions and the market price of our common stock. In addition, as a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments, except where the existence of NOL and net capital loss carryforwards enable us to do so. While we may, through our taxable REIT subsidiary (“TRS”) retain earnings as new capital, we are subject to REIT qualification requirements that limit the value of TRS stock and securities relative to the other assets owned by a REIT.

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

The effects of the spread of illnesses or other public health emergencies on the global economy, the markets and our business may have an adverse impact on our financial condition, our results of operations and our liquidity and capital resources.

A public health emergency could adversely affect the economy as well as individual issuers, assets and capital markets and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the market price of our common stock.

A public health emergency could result in an increase of the costs and affect liquidity in the market, either of which could adversely affect our results of operations and market price of our common stock. In addition, a public health emergency could impair the information technology and other operational systems upon which we rely and could otherwise disrupt the ability of ACRES employees to perform essential tasks on behalf of the company. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market, which could adversely affect the market price of our common stock.

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

Our equity holdings and, when we acquire debt interests in CRE debt securitizations, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CRE debt securitization entity. Accordingly, if over-collateralization tests are not met, distributions on the subordinated debt and equity we hold in these CRE debt securitizations will cease, resulting in a substantial reduction in our cash flow. Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CRE debt securitization entity. Although at December 31, 2024, all of our CRE debt securitizations met their performance tests, we cannot assure you that our CRE debt securitizations will satisfy the performance tests in the future. For information concerning compliance by our CRE debt securitizations with their over-collateralization tests and interest coverage tests, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

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
•
co-originate or participate in loans with third parties;

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

Our investments in CRE loans, mezzanine loans and CRE equity investments are subject to the risks inherent in owning the real estate securing or underlying those investments that could result in losses to us.

CRE loans are secured by, and mezzanine loans depend on, the performance of the underlying property and are subject to risks of delinquency and foreclosure, and risks of loss, that are greater than similar risks associated with loans made on the security of single-family residential properties. The ability of a borrower to repay a loan or make distributions secured by or dependent upon an income-producing property typically depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan or ability to make distributions may be impaired. Net operating income of an income producing property can be affected by, among other things:

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

(Back to Index)

(Back to Index)

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

We maintain an allowance for credit losses to provide for loan defaults and non-performance by borrowers of their obligations. Our allowance for credit losses may not be adequate to cover actual future loan losses and future provisions for credit losses could materially reduce our income. We base our allowance for credit losses on historical loss experience, current portfolio and market conditions and reasonable and supportable forecasts for the duration of each respective loan. However, losses have in the past, and may in the future, exceed our current estimates, and the difference could be substantial. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control and difficult to estimate, including changes in interest rates, changes in borrowers’ creditworthiness and the value of collateral securing loans. Additionally, if we seek to expand our loan portfolios, we may need to make additional provisions for credit losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for credit losses at December 31, 2024 is adequate to cover our anticipated losses, we cannot assure you that it will not increase in the future. Any increase in our allowance for credit losses will reduce our income and, if sufficiently large, could cause us to incur significant losses.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

If we realize excess inclusion income, we will be taxed at the highest corporate income tax rate on a portion of such income that is allocable to the percentage of our stock held in record name by “disqualified organizations,” which are generally cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income. To the extent that our stock owned by “disqualified organizations” is held in record name by a broker-dealer or other nominee, the broker/dealer or other nominee would be liable for the corporate level tax on the portion of our excess inclusion income allocable to the stock held by the broker-dealer or other nominee on behalf of “disqualified organizations.” We expect that disqualified organizations will own our stock. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A regulated investment company or other pass through entity owning stock in record name will be subject to tax at the highest corporate rate on any excess inclusion income allocated to its owners that are disqualified organizations. Finally, if we fail to qualify as a REIT, our taxable mortgage pool securitizations will be treated as separate corporations for federal income tax purposes that cannot be included in any consolidated corporate tax return.

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

We may not be able to generate future taxable income to fully utilize our net capital loss carryforwards.

As of December 31, 2024, we had an CLCF of $121.9 million that expires on December 31, 2025. We can utilize our CLCF to reduce our net capital gain income that would be subject to income taxes to the extent it is not distributed to our shareholders. Utilizing our CLCF may allow us to reduce our required distributions to shareholders or income tax liability which would allow us to retain future taxable income as capital. However, we may not generate sufficient taxable income of the appropriate tax character to fully utilize this carryforward prior to its expiration. To the extent that our CLCF expires unutilized, we may not fully realize the benefit of this tax attribute which could lead to higher annual distribution requirements or tax liabilities after 2025.

(Back to Index)

(Back to Index)

Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures.

We hold and may continue to hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

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

(Back to Index)

(Back to Index)

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

ITEM 3. LEGAL PROCEEDINGS

Refer to “Part II - Item 8. Financial Statements and Supplementary Data – Note 22 - Commitments and Contingencies” for the applicable disclosures.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “ACR”.

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) which requires that we distribute at least 90% of our REIT taxable income. As a result of losses incurred during the year ended December 31, 2020 in connection with the economic impact of the novel coronavirus (“COVID-19”) pandemic, we have significant net operating loss (“NOL”) carryforwards. NOLs are able to offset future taxable income, limiting the requirement for common share distributions. We also recognized net capital loss carryforwards as finalized in our 2020 tax return. During the year ended December 31, 2024, all taxable income was distributed to our preferred shareholders, and therefore, no common share distribution was required. As we continue to take steps necessary to stabilize our earnings available for distribution ("EAD"), our board of directors, (our "Board"), will establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

At December 31, 2024, we had $32.1 million of cumulative NOL to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act (“TCJA”) along with revisions made by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period. Additionally, we have cumulative total net capital losses of $121.9 million, which are set to expire on December 31, 2025.

We also have tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. At December 31, 2024, our TRS had $60.9 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $21.1 million of NOLs with an indefinite carryforward period.

At March 13, 2025, there were 7,456,150 shares of common stock outstanding held by 180 holders of record. The 180 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

(Back to Index)

(Back to Index)

The following table summarizes certain information about our 2005 Stock Incentive Plan, Third Amended and Restated Omnibus Equity Compensation Plan and ACRES Commercial Realty Corp. Manager Incentive Plan at December 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation approved by security holders:
Restricted stock (1)	574,538	N/A
Equity compensation plans not approved by security holders	N/A	N/A
Total	574,538		700,822

(1)
All restricted stock awards consist of unvested shares.

Our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, is listed on the NYSE and trades under the symbol “ACRPrC.” We have declared and paid dividends through January 2025. No dividends are currently in arrears on the Series C Preferred Stock.

Our 7.875% Series D Cumulative Redeemable Preferred Stock, or Series D Preferred Stock, is listed on the NYSE and trades under the symbol “ACRPrD.” In October 2021, we and our Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent, pursuant to which we may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. We have declared and paid dividends through January 2025. No dividends are currently in arrears on the Series D Preferred Stock.

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock. In July 2021, the authorized amount was fully utilized.

In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase an additional $20.0 million of our outstanding common stock. In November 2023, our Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock. In December 2024, our Board authorized and approved the repurchase of an additional $5.0 million of outstanding shares of both common and preferred stock. At December 31, 2024, $4.8 million remains available under this repurchase program.

The following table presents information about our common stock repurchases made during the year ended December 31, 2024 in accordance with our repurchase program (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 2, 2024 - January 31, 2024	75,138	$9.86	75,138	$9,087,747
January 17, 2024 (2)	100,000	21.57	100,000	6,932,747
February 1, 2024 - February 29, 2024	52,195	10.14	52,195	6,404,704
March 1, 2024 - March 28, 2024	67,494	11.84	67,494	5,607,039
April 1, 2024 - April 30, 2024	52,812	13.83	52,812	4,877,655
May 1, 2024 - May 31, 2024	39,994	13.37	39,994	4,343,681
June 3, 2024 - June 28, 2024	22,652	12.80	22,652	4,054,292
July 1, 2024 - July 31, 2024	24,936	13.73	24,936	3,712,310
August 1, 2024 - August 30, 2024	47,682	15.52	47,682	2,973,466
September 3, 2024 - September 30, 2024	41,340	15.53	41,340	2,332,294
October 1, 2024 - October 31, 2024	47,846	15.51	47,846	1,591,322
November 1, 2024 - November 29, 2024	59,354	16.44	59,354	5,616,804
December 2, 2024 - December 31, 2024	48,013	17.05	48,013	4,799,117

(Back to Index)

(Back to Index)

(1)
The average price paid per share as reflected above includes broker fees and commissions.
(2)
These repurchases pertain to our Series D Cumulative Preferred Stock. All other repurchases listed pertain to our common stock.

Performance Graph

The following line graph presentation compares cumulative total shareholder returns on our common stock with the Russell 2000 Index and the FTSE NAREIT All REIT Index for the period from December 31, 2019 to December 31, 2024. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the FTSE NAREIT All REIT Index on December 31, 2019, and that all dividends were reinvested. This data is furnished by the Research Data Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ACRES Commercial Realty Corp., the Russell 2000 Index
and the FTSE Nareit All REITs Index
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/19
12/20
12/21
12/22
12/23
12/24
ACRES Commercial Realty Corp.
Russell 2000
FTSE Nareit All REITs
*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.

ITEM 6. [RESERVED]

(Back to Index)

(Back to Index)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report as that disclosure is included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission ("SEC") on March 7, 2024. You are encouraged to reference the discussion and analysis of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2023 in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" within that report.

Overview

We are a Maryland corporation and an externally managed REIT that is primarily focused on originating, holding and managing commercial real estate ("CRE") mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. Our manager is ACRES Capital, LLC (our “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial properties in top United States (“U.S.”) markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our longer-term objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio. Our short-term strategy is to drive book value (“BV”) growth over the coming years by utilizing our NOL carryforwards and a portion of our net capital loss carryforwards. At our latest determination, which is as of our 2023 tax return filed in October 2024, we have NOL carryforwards of $32.1 million and net capital loss carryforwards of $121.9 million. By retaining future earnings, we can grow our investable base and selectively deploy the anticipated capital growth into new whole loan originations at attractive yields, which we expect will grow our earnings available for distribution.

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

The U.S. Federal Reserve raised the Federal Funds rate by 5.25% in 11 rate hikes between March 2022 and July 2023 to combat inflation. While the U.S Federal Reserve has lowered rates in September, November and December 2024, there is no certainty with respect to the timing and pace of potential future decreases or if such decreases will continue to occur. Interest rates may remain at or near recent highs, which creates further uncertainty for the economy and our borrowers. A rising interest rate environment generally correlates to increases in our net income. However, increases in interest rates may adversely affect our existing borrowers and could lead to nonperformance, i.e. the borrower’s inability to pay debt service. Lowering rates and decreasing costs may encourage consumer spending and accelerate corporate profit growth, which may positively impact the collateral underlying our loans and positively impact our borrowers' ability to sell or refinance in the current market.

Additionally, the office property market continues to experience high vacancies, slower leasing activity and current tenants reevaluating their needs for physical office space due to remote-work trends across the country. These factors, coupled with inflation, historically higher interest rates and dislocations in market liquidity, have converged to create higher levels of uncertainty surrounding property values, which in turn, also negatively impact borrowers' ability and willingness to financially support and standby their investments in their office properties, their abilities to sell or refinance their positions in the current market and ultimately our financial results.

In response, we continue to manage corporate liquidity actively and responsibly, manage our CRE assets through a solutions based approach with our borrowers and manage our daily operations in light of changing macroeconomic circumstances. Our Manager also continuously monitors for new capital opportunities and selectively executes on agreements that are expected to enhance our returns.

We originate transitional floating-rate CRE loans with a target size between $10.0 million and $100.0 million. During the year ended December 31, 2024, we selectively originated one floating-rate CRE loan, with a total commitment of $47.9 million. Loan payoffs during the year ended December 31, 2024 were $377.6 million, along with loan foreclosures of $37.7 million, partially offset by net funded commitments of $5.9 million, producing a net decrease to the portfolio of $361.5 million.

(Back to Index)

(Back to Index)

Our CRE loan portfolio, which had a $1.5 billion and $1.8 billion carrying value at December 31, 2024 and 2023, respectively, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, student housing, hospitality, office, self-storage and retail. All but two of our CRE whole loans were current on contractual payments at December 31, 2024.
•
Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At both December 31, 2024 and 2023, we had one mezzanine loan included in CRE loans held for investment that had no carrying value. This mezzanine loan was not current on contractual payments at December 31, 2024.

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

In a business environment where benchmark rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. The sponsors may need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At December 31, 2024, 74.7% of the par value of our CRE loan portfolio had interest rate caps or funded debt service reserves in place with a weighted-average maturity of six months.

At December 31, 2024, our par-value $1.5 billion CRE loan portfolio had a weighted average benchmark floor of 0.97%. At December 31, 2023, our par-value $1.9 billion floating rate CRE loan portfolio, which included one whole loan without a benchmark floor, had a weighted average benchmark floor of 0.70%. With the historical trend of rising benchmark rates, we have seen the coupons on all of our floating-rate assets and debt rise accordingly. Because we have equity invested in each CRE loan, and because in all instances the benchmark rates are above our loan floors, the rise in interest rates resulted in an increase in our net interest income. See "Interest Rate Risk" in "Item 7A: Quantitative and Qualitative Disclosures About Market Risk."

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types and locations. Multifamily continues to comprise the majority of our portfolio, with 77.4% of our portfolio allocated to multifamily at December 31, 2024 and 79.6% at December 31, 2023. The following charts show our portfolio allocation by property type at December 31, 2024 and 2023:

PROPERTY TYPE AT DECEMBER 31, 2024

Hotel, 3.9%
Office, 16.2%
Self-Storage,
2.5%
Multifamily,
77.4%

PROPERTY TYPE AT DECEMBER 31, 2023

Office
13.5%
Hotel 3.9%
Self-Storage
2.6%
Retail
0.4%
Multifamily
79.6%

(Back to Index)

(Back to Index)

Our properties are located throughout the U.S., with one and two National Council of Real Estate Investment Fiduciaries (“NCREIF”) regions, the Southwest at December 31, 2024 and Southwest and Southeast at December 31, 2023, in excess of 20% of the total portfolio carrying value. The following charts shows our portfolio allocation by property type at December 31, 2024 and 2023:

GEOGRAPHIC AREA AT DECEMBER 31, 2023

Pacific
9.3%
Mountain
15.0%
West North
Central 2.1%
East North
Central 3.3%
Southwest
26.6%
Southeast
22.0%
Northeast
8.8%
Mid Atlantic
12.9%

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. During the first quarter of 2024, we acquired an office property located in the East North Central region via deed-in-lieu of foreclosure that, at acquisition, had a cost basis of $14.0 million and a fair value of $20.3 million. We recognized a $5.8 million net unrealized gain upon converting the CRE loan to real estate owned and immediately contributed the property into a joint venture with an unrelated third-party, seeking to maximize the property's value through a multifamily conversion. In the third quarter of 2024, we acquired a multifamily property in the Southwest region via foreclosure that, at acquisition, had a cost basis of $30.9 million. No gain or loss was recognized upon conversion of the CRE loan to real estate investment owned, and the property was immediately contributed to a joint venture with

(Back to Index)

(Back to Index)

an unrelated third-party. Both of these investments are reported as investments in an unconsolidated entity on our consolidated balance sheet at December 31, 2024.

Additionally, we acquired two properties via foreclosure in the third quarter of 2024 that are held as investments in real estate. The first is an office complex located in the Southwest region that, at acquisition, had a fair value of $17.5 million. We recognized a $2.8 million net unrealized gain upon converting the CRE loan to real estate owned. The second acquisition is a multi-family property located in the Southeast region with a cost basis of $9.4 million. No gain or loss occurred upon conversion of the CRE loan to real estate owned. In December 2024, we sold an office property located in the Northeast region for $20.0 million and generated a net gain on the sale of $7.5 million.

At December 31, 2024, the total carrying value of our net real estate-related assets and liabilities was $176.6 million on seven properties owned, three of which are included in investments in real estate and four of which are included in properties held for sale on our consolidated balance sheets. The existence of net capital loss carryforwards available until December 31, 2025, allows for potential future capital gains on certain of these investments to be shielded from income taxes or there is a requirement to distribute under the REIT tax regulations.

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

At December 31, 2024 and 2023, our financing arrangements were as follows (dollars in thousands):

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2024
CRE debt securitizations(1)(2)	$862,804	63.4%
CRE - term warehouse financing facilities(1)	156,739	11.6%
Senior secured financing facility(1)	60,910	4.5%
Mortgages payable(1)	79,556	5.8%
5.75% Senior Unsecured Notes	148,814	10.9%
Unsecured junior subordinated debentures	51,548	3.8%
Total	$1,360,371	100.0%

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2023:
CRE debt securitizations(1)(2)	$1,204,570	71.9%
CRE - term warehouse financing facilities(1)	168,588	10.1%
Senior secured financing facility(1)	61,568	3.7%
Mortgages payable(1)	41,786	2.4%
5.75% Senior Unsecured Notes	148,140	8.8%
Unsecured junior subordinated debentures	51,548	3.1%
Total	$1,676,200	100.0%
(1)
Represents an asset-specific borrowing.
(2)
Each of our CRE debt securitizations initially provided for a two-year reinvestment period that allowed us to reinvest CRE loan payoffs and principal paydown proceeds into the securitizations, pending certain eligibility criteria are met and rating agency approval is obtained. The reinvestment periods on both our securitizations ended in May 2023 and December 2023, respectively.

We reevaluate our current expected credit losses ("CECL") allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At December 31, 2024, the CECL allowance on our CRE loan portfolio was $32.8 million or 2.2% of our $1.5 billion loan portfolio. During the year ended December 31, 2024, we recorded a net provision for credit losses primarily driven by a general worsening macroeconomic factors over the year as well as an increase in modeled credit risk in our portfolio offset by loan payoffs. We also recorded a charge-off of $700,000 for one CRE whole loan held for sale.

At December 31, 2023, the CECL allowance on our CRE loan portfolio was $28.8 million or 1.5% of our $1.9 billion loan portfolio. During the year ended December 31, 2023, we recorded a provision for credit losses primarily attributable to the modeled

(Back to Index)

(Back to Index)

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

Additionally, the decline in our CECL reserves from our highest reserve balance at June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at December 31, 2024 of $32.8 million, or 2.2% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, as well as the increased percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had the lowest credit losses of any asset class, and our percentage allocation of our CRE loan portfolio to multifamily has grown from 58.4% at June 30, 2020 to 77.4% at December 31, 2024.

Common stock book value was $28.87 per share at December 31, 2024, a $2.22 per share, or 8%, increase from December 31, 2023.

Results of Operations

Our net income allocable to common shares for the year ended December 31, 2024 was $9.1 million, or $1.19 per share-basic ($1.15 per share-diluted), as compared to net income allocable to common shares of $3.0 million, or $0.35 per share-basic ($0.35 per share-diluted), for the year ended December 31, 2023.

Net Interest Income

The following table analyzes the change in interest income and interest expense for the comparative years ended December 31, 2024 and 2023 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
(Decrease) increase in interest income:
CRE whole loans (2)(3)	$(29,459)	(16)%	$(29,586)	$127
CRE mezzanine loan	(13)	(100)%	—	(13)
Other	(732)	(23)%	(769)	37
Total (decrease) increase in interest income	(30,204)	(16)%	(30,355)	151

(Decrease) increase in interest expense:
Securitized borrowings:
ACR 2021-FL1 Senior Notes	(3,024)	(7)%	(4,666)	1,642
ACR 2021-FL2 Senior Notes	(4,794)	(12)%	(6,107)	1,313
Senior secured financing facility	534	9%	390	144
CRE - term warehouse financing facilities	(7,559)	(34)%	(8,165)	606
5.75% Senior Unsecured Notes (4)	41	0%	41	—
Unsecured junior subordinated debentures	99	2%	—	99
Hedging (4)	4	0%	4	—
Total (decrease) increase in interest expense	(14,699)	(11)%	(18,503)	3,804
Net (decrease) in net interest income	$(15,505)		$(11,852)	$(3,653)

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the year ended December 31, 2023.
(2)
Includes a decrease in fee income of $1.4 million recognized on our CRE whole loans that was due to changes in volume.
(3)
Includes interest income from one loan reported as loan held for sale on our consolidated balance sheet at December 31, 2024.
(4)
Net change pertains to amortization expense and is reflected in the change in volume.

(Back to Index)

(Back to Index)

Net Change in Interest Income for the Comparative Years Ended December 31, 2024 and 2023:

Aggregate interest income decreased by $30.2 million for the comparative years ended December 31, 2024 and 2023. We attribute the change to the following:

CRE whole loans. The decrease of $29.5 million for the comparative years ended December 31, 2024 and 2023 was primarily attributable to a decrease in total par value of our CRE portfolio resulting from loan payoffs and foreclosures.

Other. The decrease of $732,000 for the comparative years ended December 31, 2024 and 2023 was primarily attributable to a decrease in restricted cash in our CRE securitizations, offset, in part, by an increase in yields on our interest earning money market accounts.

Net Change in Interest Expense for the Comparative Years Ended December 31, 2024 and 2023:

Aggregate interest expense decreased by $14.7 million for the comparative years ended December 31, 2024 and 2023. We attribute the change to the following:

Securitized borrowings. The net decrease of $7.8 million for the comparative years ended December 31, 2024 and 2023 was primarily attributable to paydowns on our borrowings, offset, in part, by an increase in the weighted average spread and benchmark rate over the comparative periods.

Senior secured financing facility. The increase of $534,000 for the comparative years ended December 31, 2024 and 2023 was primarily attributable to an increase in borrowings and the benchmark rate over the comparative periods.

CRE - term warehouse financing facilities. The decrease of $7.6 million for the comparative years ended December 31, 2024 and 2023 was primarily attributable to paydowns on our borrowings offset, in part, by an increase in the benchmark rate over the comparative periods.

Unsecured junior subordinated debentures. The increase of $99,000 for the comparative years ended December 31, 2024 and 2023 was attributable to an increase in benchmark rates over the comparative periods.

Average Net Yield and Average Cost of Funds:

The following table presents the average net yield and average cost of funds for the years ended December 31, 2024 and 2023 (dollars in thousands, except amounts in footnotes):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans (2)(3)	$1,674,824	$154,862	9.22%	$1,956,221	$184,321	9.42%
CRE mezzanine loan	4,700	—	—%	4,700	13	0.27%
Other	60,760	2,400	3.94%	80,998	3,132	3.87%
Total interest income/average net yield	1,740,284	157,262	9.01%	2,041,919	187,466	9.18%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (4)	1,291,633	(100,283)	(7.74)%	1,545,875	(115,126)	(7.45)%
General corporate debt:
5.75% Senior Unsecured Notes (5)	148,475	(9,299)	(6.25)%	147,823	(9,258)	(6.26)%
Unsecured junior subordinated debentures	51,548	(4,913)	(9.37)%	51,548	(4,814)	(9.21)%
Hedging (6)	—	(1,597)	—%	—	(1,593)	—%
Total interest expense/average cost of funds	1,491,656	(116,092)	(7.65)%	1,745,246	(130,791)	(7.40)%
Total net interest income		$41,170			$56,675

(Back to Index)

(Back to Index)

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $6.6 million and $8.0 million recognized on our CRE whole loans for the years ended December 31, 2024 and 2023, respectively.
(3)
Includes one loan reported as loan held for sale on our consolidated balance sheet at December 31, 2024.
(4)
Includes amortization expense of $5.3 million for each of the years ended December 31, 2024 and 2023 on our interest-bearing liabilities collateralized by CRE whole loans.
(5)
Includes amortization expense of $674,000 and $633,000 for the years ended December 31, 2024 and 2023, respectively.
(6)
Includes net amortization expense of $1.6 million for each of the years ended December 31, 2024 and 2023 on 20 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be amortized as an expense over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the comparative years ended December 31, 2024 and 2023 (dollars in thousands):

	Years Ended December 31,
	2024	2023	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$42,170	$34,311	$7,859	23%
Other revenue	148	145	3	2%
Total	$42,318	$34,456	$7,862	23%

Aggregate real estate income and other revenue increased by $7.9 million for the comparative years ended December 31, 2024 and 2023. The increase year over year is attributed to: (i) incremental increase in revenues from the acquisition of an office building through deed-in-lieu of foreclosure in June 2023, and asset acquisitions in the third quarter of 2024 of a multifamily property and an office property through foreclosures, (ii) increased revenues from a hotel property that had increased occupancy and rental rates for the comparative periods and (iii) an increase in revenue related to a student housing property that completed construction and became operational in August 2024.

Operating Expenses

Year Ended December 31, 2024 as compared to the Year Ended December 31, 2023

The following table sets forth information relating to our operating expenses for the years presented (dollars in thousands):

	Years Ended December 31,
	2024	2023	Dollar Change	Percent Change
Operating expenses:
General and administrative	$10,691	$10,512	$179	2%
Real estate expenses	46,896	38,913	7,983	21%
Management fees - related party	6,498	7,462	(964)	(13)%
Equity compensation - related party	2,957	2,578	379	15%
Corporate depreciation and amortization	57	91	(34)	(37)%
Provision for credit losses, net	4,790	10,902	(6,112)	(56)%
Total	$71,889	$70,458	$1,431	2%

Aggregate operating expenses increased by $1.4 million for the comparative years ended December 31, 2024 and 2023. We attribute the changes to the following:

(Back to Index)

(Back to Index)

General and administrative. General and administrative expenses increased by $179,000 for the comparative years ended December 31, 2024 and 2023. The following table summarizes the information relating to our general and administrative expenses for the years presented (dollars in thousands):

	Years Ended December 31,
	2024	2023	Dollar Change	Percent Change
General and administrative
Professional services	$5,572	$5,007	$565	11%
Wages and benefits	1,341	1,486	(145)	(10)%
D&O insurance	992	1,168	(176)	(15)%
Operating expenses	919	1,069	(150)	(14)%
Director fees	863	825	38	5%
Dues and subscriptions	832	823	9	1%
Travel	78	53	25	47%
Tax penalties, interest & franchise tax	94	81	13	16%
Total	$10,691	$10,512	$179	2%

The increase in general and administrative expense for the comparative years ended December 31, 2024 and 2023 was primarily attributable to increased professional services related to audit expenses, partially offset by (i) wages and benefits related to named executives decreasing (ii) a decrease in D&O insurance and (iii) a decrease in operating expenses due to non-recurring expenses in 2023.

Real estate expenses. The increase of $8.0 million for the comparative years ended December 31, 2024 and 2023 was primarily related to (i) an increase in expenses related to a student housing property that completed construction and became operational in August 2024, (ii) an incremental increase in expenses from the acquisition of an office building through deed-in-lieu of foreclosure in June 2023, and asset acquisitions in the third quarter of 2024 of a multifamily property and an office property each through deed-in-lieu of foreclosure and (iii) an increase in expenses at a hotel property that had increased taxes, lease amortization and an incremental increase in operating expenses.

Provision for credit losses, net. The provision for credit losses was $4.8 million for the year ended December 31, 2024 compared to the provision for credit losses of $10.9 million for the year ended December 31, 2023. The decrease of the provision year over year is primarily driven by payoffs offset by an increase in reserves from macroeconomic factors and modeled credit risk related to property performance. Please refer to the "Financing Receivables" section for more information on our provision for credit losses.

Other Income (Expense)

Year Ended December 31, 2024 as compared to Year Ended December 31, 2023

The following table sets forth information relating to our other income (expense) for the years presented (dollars in thousands):

	Years Ended December 31,
	2024	2023	Dollar Change	Percent Change
Other income (expense):
Equity in losses of unconsolidated subsidiaries	$(912)	$—	$(912)	(100)%
Gain on sale of real estate	7,506	745	6,761	908%
Gain on conversion of real estate	8,637	—	8,637	100%
Other income	1,991	527	1,464	278%
Total	$17,222	$1,272	$15,950	1,254%

Aggregate other income (expense) increased $16.0 million for the comparative years ended December 31, 2024 and 2023. We attribute the change to the following:

Gain on sale of real estate. The increase of $6.8 million during the year ended December 31, 2024 was primarily attributed to the sale of an office property in the Northeast region during the year ended December 31, 2024 that generated a non-recurring gain of $7.5 million compared to the sale of a hotel property in the Northeast region in February 2023 that generated a non-recurring gain of $745,000.

(Back to Index)

(Back to Index)

Gain on conversion of real estate. The increase of $8.6 million during the twelve months ended December 31, 2024, was primarily attributed to the completion of two foreclosures that generated non-recurring unrealized gains of $5.8 million, in the first quarter of 2024, and $2.8 million, in the third quarter of 2024, as the fair value of both properties exceeded the amortized cost basis of the loans at the time of foreclosure.

Other Income. The increase of $1.5 million during the comparative years ended December 31, 2024 and 2023 is primarily attributed to the reversal of warranty reserves and representations related to a discontinued residential lending business.

Financial Condition

Summary

Our total assets were $1.9 billion at December 31, 2024 as compared to $2.2 billion at December 31, 2023.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at December 31, 2024 and 2023 as follows (dollars in thousands, except amounts in footnotes):

At December 31, 2024	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$1,482,692	$1,454,545	87.41%	8.31%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,487,392	1,454,545	87.41%
Loans held for sale:
CRE whole loans	11,100	11,100	0.67%	13.14%
	11,100	11,100	0.67%
Other investments:
Investments in unconsolidated entities	21,857	21,857	1.31%	N/A(4)
Investments in real estate(2)	58,283	58,283	3.50%	N/A(4)
Property held for sale(3)	118,344	118,344	7.11%	N/A(4)
	198,484	198,484	11.92%

Total investment portfolio	$1,696,976	$1,664,129	100.00%

At December 31, 2023	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$1,852,393	$1,828,336	91.93%	9.15%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,857,093	1,828,336	91.93%
Other investments:
Investments in unconsolidated entities	1,548	1,548	0.08%	N/A(4)
Investments in real estate(2)	99,338	99,338	4.99%	N/A(4)
Property held for sale(3)	59,580	59,580	3.00%	N/A(4)
	160,466	160,466	8.07%

Total investment portfolio	$2,017,559	$1,988,802	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $32.8 million and $28.8 million at December 31, 2024 and 2023, respectively.
(2)
Includes real estate related right of use assets of $19.3 million and $19.2 million, intangible assets of $7.0 million and $7.9 million, lease liabilities of $44.6 million and $44.3 million, mortgages payable of $79.6 million and $41.8 million and other liabilities of $12,000 and $27,000 at December 31, 2024 and 2023, respectively.
(3)
Includes property held for sale-related liabilities of $3.0 million at both December 31, 2024 and 2023.
(4)
There were no stated rates associated with these investments.

(Back to Index)

(Back to Index)

CRE loans. During the year ended December 31, 2024, we originated a $19.5 million floating-rate CRE whole loan and funded $34.3 million of existing commitments offset by loan payoffs of $377.6 million, loan foreclosures of $37.7 million, and reclassification of one CRE whole loan, with a par balance of $11.1 million (which had a $700,000 write-off prior to reclassification), to loan held for sale, producing a net reduction of $373.3 million in the par balance of our portfolio.

The following is a summary of our loans at December 31, 2024 and 2023 (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At December 31, 2024:
Whole loans (5)(6)(7)	52	$1,484,997	$(2,305)	$1,482,692	$(28,147)	$1,454,545	BR + 2.50% to BR + 7.00%	January 2025 to January 2030
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,489,697	$(2,305)	$1,487,392	$(32,847)	$1,454,545

At December 31, 2023:
Whole loans (5)(6)	69	$1,858,265	$(5,872)	$1,852,393	$(24,057)	$1,828,336	BR + 2.50% to BR + 8.61%	January 2024 to January 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,862,965	$(5,872)	$1,857,093	$(28,757)	$1,828,336

(1)
Amounts include unamortized loan origination fees of $1.3 million and $5.8 million and deferred amendment fees of $985,000 and $110,000 at December 31, 2024 and 2023, respectively.
(2)
Benchmark rates ("BR") comprise one-month Term SOFR. Weighted-average one-month benchmark rates were 4.58% and 5.39% at December 31, 2024 and 2023, respectively. Additionally, weighted-average benchmark floors were 0.97% and 0.70% at December 31, 2024 and 2023, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude one and three whole loans, with amortized costs of $5.6 million and $41.2 million, in maturity default at December 31, 2024 and 2023, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at December 31, 2024 and 2023.
(6)
CRE whole loans had $94.0 million and $109.4 million in unfunded loan commitments at December 31, 2024 and 2023, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the applicable loan agreement, and any necessary approvals have been obtained.
(7)
Includes two mezzanine loans of $3.5 million, at amortized cost, that have fixed interest rates of 15.0% at December 31, 2024.

At December 31, 2024, 25.0%, 19.2% and 16.5% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Mountain and Southeast regions, respectively, as defined by NCREIF. At December 31, 2023, 26.6%, 22.0% and 15.0% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Southeast and Mountain regions, respectively. No single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our total revenue.

Investments in unconsolidated entities. Our investments in unconsolidated entities at December 31, 2024 and 2023 comprised a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), respectively, with a value of $1.5 million in the aggregate, or 3.0% of each trust, our investment in 65 E. Wacker Joint Venture, LLC (the "Wacker JV"), representing a 90% interest in a joint venture formed for the purpose of converting an office property in the East North Central region to multifamily units with a value of $20.2 million and our investment in 7720 McCallum JV, LLC (the "McCallum JV"), representing a 50% interest in a joint venture for a multifamily unit property in the Southwest region with a value of $152,000. Our investments in unconsolidated entities at December 31, 2023 solely comprised our investments in RCT I and RCT II.

We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method. We record our investment in the Wacker JV and the McCallum JV as equity method investments.

Investments in real estate and properties held for sale. At December 31, 2024, we held investments in seven real estate properties, three of which are included in investments in real estate and four of which are included in properties held for sale on the consolidated balance sheets. During the year ended December 31, 2024, we reclassified one property, with a carrying value of $119.5

(Back to Index)

(Back to Index)

million, in the Southeast region, from an investment in real estate to properties held for sale. Additionally, we sold a property in December 2024 for $20.0 million, generating a gain on the sale of $7.5 million, net of selling costs.

The following table summarizes the book value of our investments in real estate and related intangible assets at December 31, 2024 (in thousands, except amounts in the footnotes):

	December 31, 2024
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$82,265	$(5,657)	$76,608
Right of use assets (2)(3)	20,064	(759)	19,305
Intangible assets (4)	9,833	(2,845)	6,988
Subtotal	112,162	(9,261)	102,901

Investments in real estate from lending activities:
Properties held for sale (5)	201,125	—	201,125
Total	313,287	(9,261)	304,026

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	76,631	2,925	79,556
Other liabilities	41	(29)	12
Lease liabilities (3)(6)	44,606	—	44,606
Subtotal	121,278	2,896	124,174

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,226	—	3,226
Total	124,504	2,896	127,400

Total net investments in real estate and properties held for sale (8)	$188,783		$176,626
(1)
Includes $15.2 million of land, which is not depreciable. Also includes $3.2 million of construction in progress, which is also not depreciable until placed in service.
(2)
Primarily comprises a $18.6 million right of use asset, associated with an acquired ground lease of $43.9 million (see below) accounted for as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally in December 2024, we entered into an operating lease associated with a parking lease at a newly acquired property. The associated right of use asset has a value of $367,000.
(3)
Refer to Note 9 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.
(4)
Primarily comprises a franchise intangible of $4.1 million, a management contract intangible of $2.8 million, in-place leases of $68,000 and a customer list intangible of $371,000.
(5)
Properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, as well as an office property acquired via deed-in-lieu of foreclosure in June 2023. New additions include a newly constructed multi-family property placed in service in September 2024 and an office complex acquired in July 2024.
(6)
Primarily comprises a $43.9 million ground lease with a remaining term of 92 years. Lease expenses for the year ended December 31, 2024 were $2.8 million.
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

(Back to Index)

(Back to Index)

The following table shows the activity in the allowance for credit losses for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Allowance for credit losses at beginning of period	$28,757	$18,803
Provision for credit losses	4,790	10,902
Charge-offs	(700)	(948)
Allowance for credit losses at end of period	$32,847	$28,757

During the year ended December 31, 2024, we recorded a net provision for expected credit losses of $4.8 million, primarily driven by a general worsening of macroeconomic factors over the year as well as an increase in modeled credit risk in our portfolio offset by loan payoffs. We also recorded a charge-off of $700,000 for one CRE whole loan held for sale.

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

At December 31, 2024 and 2023, we individually evaluated the following loan:

•
One office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both December 31, 2024 and 2023. We fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at December 31, 2024. The loan entered payment default in February 2023 and was placed on nonaccrual status.

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
•
An office loan in the Southwest region, with a principal balance of $19.1 million at December 31, 2023, for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022 and was modified three times to extend its maturity to June 2022 and has since entered into payment default. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and May 2024, we agreed to temporarily defer our right to foreclose on the property. In July 2024, we foreclosed on the loan. At the time of foreclosure, the loan had a principal balance of $14.4 million.

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

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans, at amortized cost, were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At December 31, 2024:
Whole loans	$27,869	$565,968	$503,125	$380,116	$5,614	$1,482,692
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$27,869	$565,968	$503,125	$380,116	$10,314	$1,487,392

At December 31, 2023:
Whole loans	$—	$973,424	$581,032	$256,785	$41,152	$1,852,393
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$973,424	$581,032	$256,785	$45,852	$1,857,093

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $14.6 million and $11.8 million at December 31, 2024 and 2023, respectively.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2024(1)	2023	2022	2021	2020	Prior	Total (2)
At December 31, 2024:
Whole loans: (3)
Rating 1	$—	$—	$—	$27,869	$—	$—	$27,869
Rating 2	19,023	48,106	46,416	382,195	56,284	13,944	565,968
Rating 3	—	—	249,907	242,155	—	11,063	503,125
Rating 4	80,672	15,811	85,004	153,740	—	44,889	380,116
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	99,695	63,917	381,327	805,959	56,284	75,510	1,482,692
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$99,695	$63,917	$381,327	$805,959	$56,284	$80,210	$1,487,392
Current Period Gross Write-Offs	$—	$—	$—	$(700)	$—	$—	$(700)

	2023	2022	2021	2020	2019	Prior	Total (2)
At December 31, 2023:
Whole loans: (3)
Rating 2	$63,634	$212,175	$636,487	$22,556	$38,572	$—	$973,424
Rating 3	—	168,791	364,369	34,232	—	13,640	581,032
Rating 4	—	82,918	123,333	—	5,645	44,889	256,785
Rating 5	—	14,000	—	—	19,127	8,025	41,152
Total whole loans	63,634	477,884	1,124,189	56,788	63,344	66,554	1,852,393
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$63,634	$477,884	$1,124,189	$56,788	$63,344	$71,254	$1,857,093
Current Period Gross Write-Offs	$—	$—	$—	$—	$(948)	$—	$(948)

(1)
Includes two novated CRE whole loans that resulted from loan workouts.
(2)
The total amortized cost of CRE loans excluded accrued interest receivable of $14.6 million and $11.8 million at December 31, 2024 and 2023, respectively.
(3)
Acquired CRE whole loans are grouped within each loan’s year of issuance.

We had one additional mezzanine loan that was included in assets held for sale, and that loan had no carrying value at December 31, 2024 and 2023.

(Back to Index)

(Back to Index)

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans, at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable (1)	Total Loans > 90 Days and Accruing
At December 31, 2024:
Whole loan	$—	$70,760	$5,614	$76,374	$1,406,318	$1,482,692	$—
Mezzanine loan (2)	—	—	4,700	4,700	—	4,700	—
Total	$—	$70,760	$10,314	$81,074	$1,406,318	$1,487,392	$—

At December 31, 2023:
Whole loans	$—	$—	$41,152	$41,152	$1,811,241	$1,852,393	$19,127
Mezzanine loan (2)	—	—	4,700	4,700	—	4,700	—
Total	$—	$—	$45,852	$45,852	$1,811,241	$1,857,093	$19,127

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $14.6 million and $11.8 million at December 31, 2024 and 2023, respectively.
(2)
Fully reserved at both December 31, 2024 and 2023.

At December 31, 2024 and 2023, we had two and three CRE whole loans, with total amortized costs of $76.4 million and $41.2 million, respectively, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

During the years ended December 31, 2024 and 2023, we recognized interest income of $472,000 and $437,000 on two CRE whole loans that were placed on nonaccrual status.

Loan Modifications

We are required to disclose modifications where we determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term or (v) any combination thereof.

During the year ended December 31, 2024, we entered into the following three loan modifications that required disclosure:

•
A multifamily loan with an amortized cost of $53.1 million, representing 3.6% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.70% to one-month Term SOFR plus a spread of 1.70%, and (iii) defer interest of 2.00% that will be due at maturity. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $44.9 million, representing 3.0% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $70.8 million, representing 4.8% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from January 2025 to January 2026 and (ii) provide for 2.00% per annum of the interest rate to be deferred until payoff. We also entered into a mezzanine loan with a total commitment of $6.0 million, of which $3.0 million was funded as of December 31, 2024. The loan has a fixed rate of 15.00% that accrues and will be due at maturity in January 2026. In connection with the modification, the borrower renewed the interest rate cap.

During the year ended December 31, 2023, we entered into one CRE whole loan modification that: (i) extended the maturity from December 2023 to December 2025, (ii) reduced its interest rate from BR+500 to BR+250, and (iii) modified its payment terms and will accrue to the lesser of net operating cash flow or BR+250. Any unpaid interest will be due at loan payoff. At December 31, 2024, this loan had an amortized cost of $44.9 million, which represented 3.0% of the total amortized cost of the portfolio.

These loans were performing in accordance with the modified contractual terms as of December 31, 2024. At December 31, 2024, three of these loans, with a total amortized cost of $168.8 million, had a risk rating of "4" and one loan, with an amortized cost of $44.9 million, had a risk rating of "3". Loans with a risk rating of "3" and "4" are included in the determination of our general CECL reserves.

(Back to Index)

(Back to Index)

Restricted Cash

At December 31, 2024, we had restricted cash of $890,000 held in escrow for deposits or tax payments at our real estate properties or minimum reserve balance requirements. At December 31, 2023, we had restricted cash of $8.4 million, which consisted of $7.6 million held in reserve for a construction loan, and $800,000 held in escrow for deposits or tax payments at our real estate properties or minimum reserve balance requirements. The decrease of $7.5 million was primarily attributable to a decrease in restricted cash at our investments in real estate that was used to fund planned construction.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023	Net Change
Accrued interest receivable from loans	$14,642	$11,750	$2,892
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	13	33	(20)
Total	$14,655	$11,783	$2,872

The increase of $2.9 million in accrued interest receivable was primarily attributable to accrued deferred interest on modified loans offset by loan payoffs.

Other Assets

The following table summarizes our other assets at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023	Net Change
Tax receivables and prepaid taxes	$201	$214	$(13)
Other receivables	2,087	565	1,522
Other prepaid expenses	3,027	1,913	1,114
Fixed assets - non real estate	232	281	(49)
Other assets, miscellaneous	853	617	236
Total	$6,400	$3,590	$2,810

The increase of $2.8 million in other assets was primarily attributable to increases in various receivables and prepaid accounts held at our real estate properties, offset by amortization.

Deferred Tax Assets

At both December 31, 2024 and 2023, our net deferred tax asset was zero, resulting from a full valuation allowance of $20.6 million and $21.1 million, respectively, on our gross deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At December 31, 2024 and 2023, we had losses of $3.3 million and $5.0 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the years ended December 31, 2024 and 2023, we recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $1.7 million in each year.

(Back to Index)

(Back to Index)

At December 31, 2024 and 2023, we had unrealized gains of $73,000 and $164,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During the years ended December 31, 2024 and 2023, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $92,000 and $91,000, respectively.

The following table presents the effect of derivative instruments on our consolidated statements of operations for the years presented (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Interest rate swap contracts, hedging	Interest expense	$(1,598)	$(1,593)	$(1,733)
(1)
Negative values indicate a decrease to the associated consolidated statements of operations line items.

Financing Arrangements

Borrowings under our financing arrangements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands, except amounts in footnotes):

	December 31, 2024				December 31, 2023
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$60,910	$162,578	6	8.22%	$61,568	$157,722	7	9.14%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	90,995	158,639	5	6.87%	74,694	125,044	4	7.82%
Morgan Stanley Mortgage Capital Holdings LLC (4)	65,744	98,373	5	7.22%	93,894	129,037	7	8.07%

Mortgages Payable
ReadyCap Commercial, LLC (5)	20,240	26,960	1	8.28%	19,365	25,400	1	9.16%
Oceanview Life and Annuity Company (6)(7)	44,211	92,549	1	10.40%	7,330	58,339	1	11.37%
Florida Pace Funding Agency (6)(8)	15,105	—	—	7.26%	15,091	—	—	7.26%
Total	$297,205	$539,099			$271,942	$495,542

(1)
Includes $2.2 million and $2.9 million of deferred debt issuance costs at December 31, 2024 and 2023, respectively.
(2)
Outstanding borrowings includes accrued interest payable.
(3)
Includes $988,000 and $1.6 million of deferred debt issuance costs at December 31, 2024 and 2023, respectively.
(4)
Includes $539,000 and $647,000 of deferred debt issuance costs at December 31, 2024 and 2023, respectively.
(5)
Includes $52,000 and $259,000 of deferred debt issuance costs at December 31, 2024 and 2023, respectively.
(6)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(7)
Includes $101,000 and $1.3 million of deferred debt issuance costs at December 31, 2024 and 2023, respectively.
(8)
Includes $405,000 and $419,000 of deferred debt issuance costs at December 31, 2024 and 2023, respectively.

We were in compliance with all covenants in the respective agreements at December 31, 2024 and 2023.

(Back to Index)

(Back to Index)

Senior Secured Financing Facility

On July 31, 2020, our indirect, wholly owned subsidiary ("Holdings"), along with its direct wholly owned subsidiary (the "Borrower"), entered into a $250.0 million Loan and Servicing Agreement (the “MassMutual Loan Agreement”) with Massachusetts Mutual Life Insurance Company ("MassMutual") and the other lenders party thereto (the "Lenders"). The asset-based revolving loan facility (the "MassMutual Facility") provided under the MassMutual Loan Agreement has been used to finance our core CRE lending business. The MassMutual Facility initially had an interest rate of 5.75% per annum payable monthly and was set to mature on July 31, 2027. We paid a commitment fee as well as other reasonable closing costs. The loans under the MassMutual Facility were available for drawing during the first two years of the MassMutual Facility (the "Availability Period"). During the first two years, an unused commitment fee of 0.50% per annum (payable monthly) on unused commitments under the MassMutual Loan Agreement was payable for each day on which less than 75% of the total commitment was drawn.

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

In October 2018, an indirect wholly-owned subsidiary of ours entered into a Master Repurchase and Securities Contract Agreement (the “JPMorgan Chase Facility”) with JPMorgan Chase Bank, N.A. ("JPMorgan Chase") to finance the origination of CRE loans. In connection with the JPMorgan Chase Facility, we entered into a guarantee agreement (the “JPMorgan Chase Guarantee”) pursuant to which we fully guaranteed all payments and performance under the JPMorgan Chase Facility. The JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and had an initial maturity date of October 2024.

In March 2025, we exercised the optional redemption of both ACR 2021-FL1 and ACR 2021-FL2. We also entered into a master repurchase agreement with JPMorgan Chase to finance existing CRE loans as well as the origination of new CRE loans. In connection with the financing, we repaid (i) all of the outstanding senior notes at the ACR 2021-FL1 and ACR 2021-FL2 securitizations, (ii) all of the outstanding borrowings on the existing JPMorgan Chase facility and (iii) one borrowing from the Morgan Stanley facility, from the proceeds of the new financing facility. We expect to recognize a charge upon the redemption of the ACR 2021-FL1 and ACR 2021-FL2 securitizations from the recognition of unamortized deferred debt issuance costs associated with those securitizations. At December 31, 2024, there was $2.3 million of unamortized deferred debt issuance costs remaining.

In May 2020, we entered into an amendment to the JPMorgan Chase Guarantee that revised its minimum equity financial covenant as of February 29, 2020. In October 2020, we entered into an amendment to the JPMorgan Chase Guarantee that revised a covenant definition so that credit losses are determined in accordance with a risk rating-based methodology. In September and October 2021, the JPMorgan Chase Facility was amended twice, resulting in (i) the extension of the JPMorgan Chase Facility’s maturity date to October 2024, (ii) an update to our tangible net worth requirement and minimum liquidity covenant as set forth in the guarantee agreement and (iii) a modification of market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In November 2022, the JPMorgan Chase Facility was amended for the following (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity, and (iii) minimum unencumbered liquidity requirement, each through September 2023. In July 2023, the JPMorgan Chase Facility was amended to extend the maturity date to July 2026, as well as to extend the amendments to (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity and (iii) minimum unencumbered liquidity requirement, each through December 2024. In March 2025, we entered into Amendment No. 6 to Guarantee, by and between the Company and JPMorgan Chase, which makes certain amendments and modifications to the Guarantee, dated October 26, 2018 between the Company and JPMorgan Chase, as amended (the "JPM Guarantee") including but not limited to amending (capitalized terms each as defined in the JPM Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio.

(Back to Index)

(Back to Index)

In November 2021, an indirect, wholly-owned subsidiary of ours entered into a Master Repurchase and Securities Contract Agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. Each repurchase transaction will specify its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. In January 2022, such subsidiary entered into the First Amendment to Master Repurchase and Securities Contract Agreement (the "Morgan Stanley Amendment") with Morgan Stanley, which amended the Morgan Stanley Facility to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In November 2022, the Morgan Stanley Facility was amended for the following (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity, and (iii) minimum unencumbered liquidity requirement, each through March 2024. In November 2023, the Morgan Stanley Facility was amended to extend the amendments to (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity and (iii) minimum unencumbered liquidity requirement, each through the quarter ending December 2024. In November 2024, this facility was amended to, among other things, amend the EBITDA to Interest Expense ratio through the quarter ending December 2025 and extend the Morgan Stanley Facility to November 2025. The Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and matures in November 2025. We also have the right to request an extension for an additional one-year period. In March 2025, we entered into Amendment No. 4 to Guaranty, by and between the Company and Morgan Stanley, which makes certain amendments and modifications to the Guaranty, dated November 3, 2021 between the Company and Morgan Stanley, as amended (the "MS Guaranty") including but not limited to (capitalized terms each as defined in the MS Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio.

Mortgages Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of Charles Street – ACRES FSU Student Venture, LLC (the "FSU Student Venture") entered into a loan agreement (the "Mortgage") with ReadyCap Commercial, LLC ("ReadyCap") to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. Initially, the Mortgage charged interest of 30-day average SOFR plus a spread of 3.80%. In October 2022, the Mortgage was amended to charge interest of one-month Term SOFR plus a spread of 3.80%. The Mortgage matures in April 2025, subject to two one-year extension options.

The Mortgage contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

In January 2023, Chapel Drive East, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a loan agreement (the "Construction Loan Agreement") with Oceanview Life and Annuity Company ("Oceanview") to finance the construction of a student housing complex (the "Construction Loan"). The Construction Loan is interest only and has a maximum principal balance of $48.0 million. The Construction Loan charges one-month Term SOFR plus a spread of 6.00%. In February 2025, the Construction Loan was amended to bifurcate the first one-year extension option into two separate extension options and periods: a seven month extension period ending September 2025 and a five month extension ending February 2026. The Construction Loan matures in September 2025, subject to one five month extension, then two one-year extension options.

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

Securitizations

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

All of the notes issued mature in June 2036, although we have the right to call the notes beginning on the payment date in May 2023 and thereafter. As of December 31, 2024, we had not exercised this right. In March 2025, we exercised this right.

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

All of the notes issued mature in January 2037, although we have the right to call the notes beginning on the payment date in December 2023 and thereafter. As of December 31, 2024, we had not exercised this right. In March 2025, we exercised this right.

At December 31, 2024, we retain equity in the following securitizations (in thousands, except amounts in footnotes):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through December 31, 2024
ACR 2021-FL1	May 2021	June 2036	May 2023	$202,716
ACR 2021-FL2	December 2021	January 2037	December 2023	$174,429

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

(Back to Index)

(Back to Index)

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2024 and 2023. The interest rates for RCT I and RCT II, at December 31, 2024, were 8.54% and 8.80%, respectively. The interest rates for RCT I and RCT II, at December 31, 2023, were 9.61% and 9.60%, respectively.

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

The Indenture contains restrictive covenants that, among other things, require us to maintain certain financial ratios. The foregoing limitations are subject to exceptions as set forth in the Supplemental Indenture. At December 31, 2024, we were in compliance with these covenants. The Indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) non-payment of principal or interest, (ii) breach of certain covenants contained in the Indenture or the 5.75% Senior Unsecured Notes, (iii) an event of default or acceleration of certain other indebtedness of ours or a subsidiary in which we have invested at least $75 million in capital within the applicable grace period and (iv) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), CTC or the holders of at least 25% in aggregate principal amount of the then outstanding 5.75% Senior Unsecured Notes may declare all of the notes to be due and payable.

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

Equity

Total equity as of December 31, 2024 was $449.7 million compared to total equity of $446.2 million as of December 31, 2023. The increase in equity was primarily attributable to current earnings offset by common stock and preferred stock repurchases and dividends on preferred stock in the year ended December 31, 2024.

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

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months and year ended December 31, 2024 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended December 31, 2024		Year Ended December 31, 2024
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$212,349	$27.92	$209,306	$26.65
Net income allocable to common shares (2)	4,090	0.55	9,123	1.22
Change in other comprehensive income on derivatives	402	0.05	1,598	0.21
Repurchase of common stock (3)	(2,537)	0.24	(7,884)	1.04
Impact to equity of share-based compensation	833	0.11	2,994	(0.25)
Total net increase	2,788	0.95	5,831	2.22
Common stock book value at end of period (4)	$215,137	$28.87	$215,137	$28.87

(Back to Index)

(Back to Index)

(1)
Per share calculations exclude unvested restricted stock, as disclosed on the consolidated balance sheets, of 574,538 shares at December 31, 2024 and September 30, 2024, respectively, and 416,675 shares at December 31, 2023, and include warrants to purchase up to 391,995 shares of common stock at December 31, 2024, September 30, 2024 and December 31, 2023. The denominators for the calculation were 7,451,461, 7,606,674 and 7,853,536 at December 31, 2024, September 30, 2024, and December 31, 2023, respectively.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at December 31, 2024. We calculated net income per common share-diluted of $0.52 and $1.15 using the weighted average diluted shares outstanding during the three and twelve months ended December 31, 2024, respectively.
(3)
In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. In November 2023, an additional $10.0 million of outstanding shares of both common and preferred stock was authorized. In December 2024, our Board authorized and approved the repurchase of an additional $5.0 million of outstanding shares of both common and preferred stock. We purchased 2.6 million shares for $28.0 million and 100,000 preferred shares for $2.2 million through December 31, 2024. Because we repurchased our common stock at significant discounts to book value, these repurchases were accretive to per share book value since the inception of the program.
(4)
We calculated common stock book value as total stockholders’ equity of $439.1 million less preferred stock equity of $224.0 million at December 31, 2024.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to 1/12th of the amount of our equity multiplied by 1.50% and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At December 31, 2024:
Proceeds from capital stock issuances, net (1)	$1,073,932
Retained earnings, net (2)	(714,107)
Payments for repurchases of capital stock	71,966
Total	$431,791

(1)
Deducts underwriting discounts and commissions and other expenses and costs relating to such issuances.
(2)
Excludes non-cash equity compensation expense incurred to date.

Earnings Available for Distribution

Commencing with our financial results for the quarter ended March 31, 2022, we replaced the term Core Earnings with the term Earnings Available for Distribution ("EAD"), and Core Earnings results from comparative reporting periods have been relabeled Earnings Available for Distribution. EAD is a non-GAAP financial measure intended to supplement our financial results computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and we believe EAD serves as a useful indicator for investors in evaluating our performance and ability to pay dividends.

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

(Back to Index)

(Back to Index)

The following table provides a reconciliation from GAAP net (loss) income allocable to common shares to EAD allocable to common shares for the periods presented (dollars in thousands, except per share amounts):

	For the Year Ended December 31,
	2024	Per Share Data	2023	Per Share Data
Net income allocable to common shares - GAAP	$9,123	$1.15	$2,968	0.35
Gain on sale of real estate	(7,506)	(0.95)	(745)	(0.09)
Net income allocable to common shares - GAAP, adjusted	$1,617	$0.20	$2,223	$0.26

Reconciling Items from Continuing Operations:
Non-cash equity compensation expense	2,957	0.37	2,578	0.30
Non-cash provision for CRE credit losses	4,790	0.60	10,902	1.27
Gain on sale of real estate	5,261	0.66	745	0.09
Unrealized gain on core activities	(8,637)	(1.09)	—	—
Real estate depreciation and amortization	6,056	0.77	4,013	0.47
Net income from non-core assets (1)	(1,103)	(0.13)	104	0.01
Earnings Available for Distribution allocable to common shares	$10,941	$1.38	$20,565	$2.40

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	7,925		8,566

Earnings Available for Distribution per common share - diluted	$1.38		$2.40

(1)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) residential mortgage lending, (iii) legacy CRE loans designated as held for sale and (iv) other non-CRE assets included in assets held for sale.

For the year ended December 31, 2024, EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was $10.9 million, or $1.38 per common share outstanding. There was no incentive compensation payable incurred by us as of the year ended December 31, 2024.

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended December 31, 2024 (dollars in thousands, except per share data):

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at September 30, 2022	$216,026
Total amount of net proceeds from any issuance of common stock after October 1, 2022	3,030
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	37,722
Amount paid to repurchase common stock after October 1, 2022 (1)	(12,102)
Incentive Compensation paid after October 1, 2022 (1)	(1,230)
Book value equity at December 31, 2024	$243,446
Incentive Compensation Hurdle (2)(3)	$17,041

Average closing price of 30 day period ending three days prior to issuance date	$18.22
(1)
Calculated on a daily weighted average basis for the 12-month period ended December 31, 2024.
(2)
Calculated as book value equity at December 31, 2024 multiplied by 1.75% (7% per annum).
(3)
The amount by which EAD (as defined in the Management Agreement) exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

For the year ended December 31, 2024, there was no incentive compensation payable to the Manager.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities, which was $19.4 million for the year ended December 31, 2024, and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

At December 31, 2024, our liquidity consisted of $56.7 million of unrestricted cash and cash equivalents and $20.2 million from unlevered financeable CRE loans.

During the year ended December 31, 2024, our principal sources of liquidity were: (i) proceeds of $36.3 million from our mortgages payable; (ii) net proceeds of $23.1 million from repayments on our CRE portfolio; (iii) proceeds of $20.0 million on a sale of an investment in real estate; and (iv) proceeds of $19.3 million from advances from our term warehouse financing facilities.

These sources of liquidity were offset by our paydowns on term warehouse facilities, deployments in CRE whole loans and real estate investments, repurchases of common and preferred stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $56.7 million of unrestricted cash we held at December 31, 2024.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $10.7 million and $11.0 million at December 31, 2024 and 2023, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

On March 13, 2025, we amended and restated our loan to ACRES Capital Corp. to: (i) be issued by ACRES Holdings, LLC, (ii) provide for a six month option for ACRES Capital Corp. to draw an additional balance of $7.0 million, and (iii) if such option is exercised, (a) to extend the maturity to July 31, 2031, (b) increase the interest rate to 5% and (c) increase the monthly amortization to $50,000.

Cash Flows

For the year ended December 31, 2024, our restricted and unrestricted cash and cash equivalents balance decreased $34.3 million, to $57.6 million. The cash movements can be summarized by the following:

(Back to Index)

(Back to Index)

Cash flows from operating activities. For the year ended December 31, 2024, operating activities increased our cash balances by $19.4 million, primarily driven by net income after removing non-cash gain on conversion of real estate, non-cash gain on sale of real estate, non-cash provision for loan losses, non-cash amortization and depreciation, and net changes in other assets and liabilities.

Cash flows from investing activities. For the year ended December 31, 2024, investing activities increased our cash balances by $299.1 million, primarily driven by repayments of CRE loans and a sale of an investment in real estate, partially offset by funding of existing commitments and originations on CRE whole loans and deployments in our investment in real estate.

Cash flows from financing activities. For the year ended December 31, 2024, financing activities decreased our cash balances by $352.7 million, primarily driven by repayments on our CRE securitization notes and term warehouse financing facilities, distributions on our preferred stock, repurchases of our common stock and preferred stock, partially offset by proceeds from financing on our investments in real estate and term warehouse financing facilities.

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
4.
Mortgages payable: We have entered into a loan agreement to finance the acquisition of a student housing complex. This loan is interest only and has a maximum principal balance, most of which was advanced in the initial funding. The loan agreement contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.
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

(Back to Index)

(Back to Index)

In March 2025, we exercised the optional redemption of both ACR 2021-FL1 and ACR 2021-FL2. We also entered into a master repurchase agreement with JPMorgan Chase to finance existing CRE loans as well as the origination of new CRE loans. In connection with the financing, we repaid (i) all of the outstanding senior notes at the ACR 2021-FL1 and ACR 2021-FL2 securitizations, (ii) all of the outstanding borrowings on the existing JPMorgan Chase facility and (iii) one borrowing from the Morgan Stanley facility, from the proceeds of the new financing facility. We expect to recognize a charge upon the redemption of the ACR 2021-FL1 and ACR 2021-FL2 securitizations from the recognition of unamortized deferred debt issuance costs associated with those securitizations. At December 31, 2024, there was $2.3 million of unamortized deferred debt issuance costs remaining.

We were in compliance with all of our covenants at December 31, 2024 in accordance with the terms provided in agreements with our lenders.

At December 31, 2024, we had financing arrangements as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	July 2020	June 2028	$500,000	$63,099	$436,901
CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A.	October 2018	July 2026	250,000	91,722	158,278
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2025	250,000	66,110	183,890
Mortgages Payable
ReadyCap Commercial, LLC (3)	April 2022	April 2025	20,375	20,292	83
Oceanview Life and Annuity Company (4)(5)	January 2023	February 2025	48,000	44,311	3,689
Florida Pace Funding Agency (6)	January 2023	January 2053	15,510	15,510	—
Total				$301,044

(1)
Excludes deferred debt issuance costs of $2.2 million.
(2)
Excludes accrued interest payable of $435,000 and deferred debt issuance costs of $1.5 million.
(3)
Excludes deferred debt issuance costs of $52,000.
(4)
Excludes deferred debt issuance costs of $101,000.
(5)
In February 2025, the Company extended Oceanview Life and Annuity Company to September 2025.
(6)
Excludes deferred debt issuance costs of $405,000.

The following table summarizes the average principal outstanding on our financing arrangements during the three months ended December 31, 2024 and 2023 and the principal outstanding on our financing arrangements at December 31, 2024 and 2023 (in thousands, except amounts in footnotes):

	Three Months Ended December 31, 2024	December 31, 2024	Three Months Ended December 31, 2023	December 31, 2023
	Average Principal Outstanding	Principal Outstanding	Average Principal Outstanding	Principal Outstanding
Financing Arrangement
Senior secured financing facility (1)	$63,099	$63,099	$64,495	$64,495
Term warehouse financing facilities - CRE loans (2)	158,126	157,832	226,373	170,322
Total	$221,225	$220,931	$290,868	$234,817

(1)
Principal outstanding excludes accrued interest payable of $274,000 and $311,000 and deferred debt issuance costs of $2.2 million and $2.9 million at December 31, 2024 and 2023, respectively.
(2)
Principal outstanding excludes accrued interest payable of $435,000 and $539,000 and deferred debt issuance costs of $1.5 million and $2.3 million at December 31, 2024 and 2023, respectively.

(Back to Index)

(Back to Index)

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands, except amount in footnotes):

	Maximum Month-End Principal Outstanding During the
	Years Ended December 31,
	2024	2023
Financing Arrangement
Senior secured financing facility	$64,495	$64,495
Term warehouse financing facilities - CRE loans	189,563	333,834

Historically, we have financed the acquisition of our investments through collateralized loan obligations ("CLO") and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CLOs and securitizations, which will cease if the CLOs and securitizations fail to meet certain tests. Through December 31, 2024, we did not experience difficulty in maintaining our existing securitization financing and passed all of the critical tests required by these financings. Our securitizations collectively had balances of $865.1 million and $1.2 billion at December 31, 2024 and 2023, respectively.

The following table sets forth the distributions received by us and coverage test summaries for our active securitizations at the periods presented (in thousands):

	Cash Distributions For the Year Ended		Overcollateralization Cushion (1)		Annualized Interest Coverage Cushion (2)(3)
Name	December 31, 2024	December 31, 2023	At December 31, 2024	At the Initial Measurement Date	At December 31, 2024	Reinvestment Period End (4)
ACR 2021-FL1	$17,692	$24,923	$42,983	$6,758	$20,174	May 2023
ACR 2021-FL2	17,459	19,652	44,829	5,652	7,786	December 2023

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

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At December 31, 2024 and 2023, our leverage ratio under GAAP was 3.0 and 3.8 times, respectively. The leverage ratio decreased during the period primarily due to the net decrease in borrowings offset by a net increase to total equity.

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At December 31, 2024:
CRE securitizations	$865,078	$—	$—	$—	$865,078
Senior secured financing facility (1)	63,099	—	50,996	12,103	—
CRE - term warehouse financing facilities (2)	158,266	66,283	91,983	—	—
Mortgages payable (3)	80,113	64,603	—	—	15,510
5.75% Senior Unsecured Notes (4)	150,000	—	150,000	—	—
Unsecured junior subordinated debentures (5)	51,548	—	—	—	51,548
Lease liabilities (6)	860,157	1,707	5,917	6,463	846,070
Unfunded commitments on CRE loans (7)	93,953	53,177	40,776	—	—
Base management fees (8)	6,477	6,477	—	—	—
Total	$2,328,691	$192,247	$339,672	$18,566	$1,778,206

(Back to Index)

(Back to Index)

(1)
Excludes $274,000 of accrued interest payable.
(2)
Includes $435,000 of accrued interest payable.
(3)
Excludes $1.0 million of accrued interest payable.
(4)
Excludes $17.3 million of interest expense payable through maturity in August 2026.
(5)
Excludes $24.0 million and $25.1 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(6)
Lease liabilities include a ground rent lease for a hotel property with a remaining term of 92 years and an annual growth rate of 3%.
(7)
Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At December 31, 2024, we had unfunded commitments on 26 CRE whole loans.
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

At December 31, 2024, we had $32.1 million of cumulative net operating losses ("NOL") to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act (“TCJA”) along with revisions made by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period. Additionally, we had cumulative total net capital losses of $121.9 million, which are set to expire at December 31, 2025.

We also have tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. At December 31, 2024, our TRSs had $60.9 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $21.1 million of NOLs with an indefinite carryforward period.

Distributions

We did not pay distributions on our common shares during the year ended December 31, 2024 as we were focused on prudently retaining and managing sufficient excess liquidity. As a result of losses during 2020, we received significant NOL carryforwards and net capital loss carryforwards, as finalized in our 2020 tax return. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our earnings available for distribution, our Board expects to establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements

General

At December 31, 2024, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. At December 31, 2024, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $94.0 million and $109.4 million in unfunded loan commitments at December 31, 2024 and 2023, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that may affect the value of our assets or liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, and our financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain. The critical policies summarized below relate to valuation of investment securities, income taxes, allowance for credit losses and variable interest entities (“VIEs”). We have reviewed these accounting policies with our Board and believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at the time.

(Back to Index)

(Back to Index)

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

We utilize the contractual life of our loans to estimate the period over which we measure expected credit losses. Estimates for prepayments and extensions are incorporated into the inputs for our CECL model. Modifications to loan terms where a borrower is experiencing financial difficulty, may result in the extension of the loan’s life and an increase in the allowance for credit losses.

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

(Back to Index)

(Back to Index)

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

We depreciate investments in real estate and amortize intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	1 to 39 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures and equipment	1 to 12 years
Right of use assets	3 to 99 years
Intangible assets	3 months to 18 years
Lease liabilities	Shorter of lease term or expected useful life

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

At December 31, 2024, we determined that we are the primary beneficiary of two VIEs that are consolidated.

Recent Accounting Pronouncements

Accounting Standards Adopted in 2024

In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We have adopted this guidance, which did not have a material impact to our consolidated financial statements or financial statement disclosures. See Note 23 - Segment Information for further information.

Accounting Standards to be Adopted in Future Periods

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

In November 2024, the FASB issued guidance to improve transparency on certain costs and expenses. This guidance is effective for fiscal years beginning after December 15, 2026 and is to be adopted on a prospective basis with the option to apply retrospectively. We are in the process of evaluating the impact of this guidance, however, we do not expect a material impact to our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2024, the primary components of our market risk were credit risk, counterparty risk, financing risk and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

(Back to Index)

(Back to Index)

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At December 31, 2024, 74.7% of the par value of our CRE loan portfolio had interest rate caps in place with a weighted-average maturity of six months.

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

Financing Risk

We finance our target assets using our CRE debt securitizations, a senior secured financing facility, warehouse financing facilities, mortgages payable and construction loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing, or to increase the costs of that financing.

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At December 31, 2024, 99.7% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 0.3% of our CRE loan portfolio by par value has a contractual fixed rate of interest. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.5 billion has a weighted-average benchmark floor of 0.97% at December 31, 2024.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Year Ended December 31, 2024
	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share
$343,963	$(3,195)	$(0.41)	$3,487	$0.44
(1)
Includes our floating-rate CRE loans at December 31, 2024.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ACRES Commercial Realty Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ACRES Commercial Realty Corp. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the year then ended, and the related notes and financial statement schedules listed in the Index at Item 15(a) 2. (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Current Expected Credit Losses (CECL)

Description of the Matter

As discussed in Note 2 and Note 7 to the consolidated financial statements, the Company determines an allowance for credit losses on its commercial real estate (CRE) loans by estimating the current expected credit losses (CECL) over the expected life of the CRE loans. The Company reassesses its estimate at each balance sheet date and recognizes changes in earnings. The allowance for credit losses includes a general estimate of credit losses. The general estimate of credit losses reflects the expected credit losses for all CRE loans that are not individually evaluated and specifically reserved. The general estimate of credit losses was $28.1 million as of December 31, 2024.

To estimate the general credit losses, the Company utilizes a probability of default and loss given default methodology, which incorporates individual loan- and collateral-specific data and projects expected credit losses over a reasonable and supportable forecast period using historical loss data and macroeconomic forecast scenarios. This methodology requires the Company to make significant judgments about certain significant assumptions that include the probability of default, loss given default, the fair value of collateral, a reasonable

(Back to Index)

(Back to Index)

and supportable forecast period, the selection and weighting of macroeconomic forecast scenarios, and the selection of historical loss data.

Auditing the Company’s general estimate of credit losses was especially challenging and required the involvement of specialists due to the complexity of the methodology and the significant estimation uncertainty of the assumptions used in the model, including probability of default, loss given default and fair value of collateral, reasonable and supportable forecast period, macroeconomic forecast scenarios and historical loss data.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the allowance for credit losses, including controls over the significant assumptions and the data inputs used in the model to develop the general estimate of credit losses.

To test the general estimate of credit losses, we performed audit procedures that included, among others, evaluating the appropriateness of the methodology, model, and significant assumptions and testing the completeness and accuracy of the inputs. We involved our credit risk valuation specialists to evaluate the conceptual soundness of the model as well as the appropriateness of the probability of defaults, losses given default, selection and weighting of macroeconomic forecast scenarios and the selection of historical loss data by comparing to independently obtained data and market observations. With the assistance of our real estate valuation specialists, for a sample of collateral dependent loans, we assessed the reasonableness of current and stabilized fair values and net operating income of the underlying collateral utilized in developing the estimates by comparing to independently obtained market data. We also evaluated the Company’s disclosures in its consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2024.

Philadelphia, Pennsylvania

March 14, 2025

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ACRES Commercial Realty Corp.

Opinion on the Financial Statements

Opinion on the financial statements

We have audited the consolidated balance sheet of ACRES Commercial Realty Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the years ended December 31, 2023 and 2022 and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP

We served as the Company’s auditor from 2005 to 2024.

San Francisco, California

March 6, 2024 (except for Note 23, as to which the date is March 14, 2025).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023

ASSETS (1)
Cash and cash equivalents	$56,713	$83,449
Restricted cash	890	8,437
Accrued interest receivable	14,655	11,783
CRE loans	1,487,392	1,857,093
Less: allowance for credit losses	(32,847)	(28,757)
CRE loans, net	1,454,545	1,828,336
Loan receivable - due from Manager	10,675	10,975
Loan held for sale	11,100	—
Investments in unconsolidated entities	21,857	1,548
Properties held for sale	201,125	62,605
Investments in real estate	76,608	157,621
Right of use assets	19,911	19,879
Intangible assets	6,988	7,882
Other assets	6,400	3,590
Total assets	$1,881,467	$2,196,105
LIABILITIES (2)
Accounts payable and other liabilities	$11,817	$13,963
Management fee payable - related party	540	584
Accrued interest payable	6,958	8,459
Borrowings	1,360,371	1,676,200
Lease liabilities	45,259	44,276
Distributions payable	3,607	3,262
Accrued tax liability	27	121
Liabilities held for sale	3,226	3,025
Total liabilities	1,431,805	1,749,890
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,507,857 and 4,607,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 7,634,004 and 7,878,216 shares issued and outstanding (including 574,538 and 416,675 unvested restricted shares)	8	8
Additional paid-in capital	1,162,581	1,169,970
Accumulated other comprehensive loss	(3,203)	(4,801)
Distributions in excess of earnings	(720,268)	(729,391)
Total stockholders’ equity	439,128	435,796
Non-controlling interests	10,534	10,419
Total equity	449,662	446,215
TOTAL LIABILITIES AND EQUITY	$1,881,467	$2,196,105

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$190	$220
Accrued interest receivable	10,733	9,188
CRE loans, pledged as collateral (3)	1,115,163	1,466,463
Loan held for sale	9,469	—
Other assets	117	71
Total assets of consolidated VIEs	$1,135,672	$1,475,942
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$73	$143
Accrued interest payable	2,111	3,828
Borrowings	862,804	1,204,569
Total liabilities of consolidated VIEs	$864,988	$1,208,540

(3) Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
REVENUES
Interest income:
CRE loans	$154,862	$184,334	$125,539
Other	2,400	3,132	735
Total interest income	157,262	187,466	126,274
Interest expense	116,092	130,791	82,324
Net interest income	41,170	56,675	43,950
Real estate income	42,170	34,311	31,129
Other revenue	148	145	91
Total revenues	83,488	91,131	75,170
OPERATING EXPENSES
General and administrative	10,691	10,512	10,575
Real estate expenses	46,896	38,913	33,854
Management fees - related party	6,498	7,462	7,035
Equity compensation - related party	2,957	2,578	3,562
Corporate depreciation and amortization	57	91	85
Provision for credit losses, net	4,790	10,902	12,295
Total operating expenses	71,889	70,458	67,406
	11,599	20,673	7,764
OTHER INCOME (EXPENSE)
Equity in losses of unconsolidated subsidiaries	(912)	—	—
Gain on conversion of real estate	8,637	—	—
Loss on extinguishment of debt	—	—	(460)
Gain on sale of real estate	7,506	745	1,870
Other income	1,991	527	1,588
Total other income	17,222	1,272	2,998
INCOME BEFORE TAXES	28,821	21,945	10,762
Income tax expense	(126)	(97)	(336)
NET INCOME	28,695	21,848	10,426
Net income allocated to preferred shares	(20,386)	(19,422)	(19,422)
Carrying value in excess of consideration paid for preferred shares	242	—	—
Net loss allocable to non-controlling interest, net of taxes	572	542	197
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$9,123	$2,968	$(8,799)
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$1.19	$0.35	$(1.00)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$1.15	$0.35	$(1.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	7,653,630	8,416,290	8,811,761
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	7,924,903	8,566,058	8,811,761

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$28,695	$21,848	$10,426
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in interest expense	1,598	1,593	1,733
Total other comprehensive income	1,598	1,593	1,733
Comprehensive income before allocation to preferred shares	30,293	23,441	12,159
Net loss allocated to non-controlling interests shares	572	542	197
Carrying value in excess of consideration paid for preferred shares	242	—	—
Net income allocated to preferred shares	(20,386)	(19,422)	(19,422)
Comprehensive income (loss) allocable to common shares	$10,721	$4,561	$(7,066)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

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

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022 - (Continued)

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022 - (Continued)

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2024	7,878,216	$8	$5	$5	$1,169,970	$(4,801)	$(729,391)	$435,796	$10,419	$446,215
Purchase and retirement of common stock	(579,456)	—	—	—	(7,884)	—	—	(7,884)	—	(7,884)
Stock-based compensation	335,244	—	—	—	19	—	—	19	—	19
Offering costs					(82)			(82)	—	(82)
Amortization of stock-based compensation	—	—	—	—	2,957	—	—	2,957	—	2,957
Preferred stock redemption	—	—	—	—	(2,399)		242	(2,157)	—	(2,157)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	687	687
Net income	—	—	—	—	—	—	29,267	29,267	(572)	28,695
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(20,386)	(20,386)	—	(20,386)
Amortization of terminated derivatives	—	—	—	—	—	1,598	—	1,598	—	1,598
Balance, December 31, 2024	7,634,004	$8	$5	$5	$1,162,581	$(3,203)	$(720,268)	$439,128	$10,534	$449,662

The accompanying notes are an integral part of these statements

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,695	$21,848	$10,426
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, net	4,790	10,902	12,295
Depreciation, amortization and accretion	9,691	5,191	7,491
Amortization of stock-based compensation	2,957	2,578	3,562
Gain on conversion of real estate	(8,637)	—	—
Gain on sale of real estate	(7,506)	(745)	(1,870)
Loss on the extinguishment debt	—	—	460
Equity in losses of unconsolidated subsidiaries	698	—	—
Changes in operating assets and liabilities
(Increase) decrease in accrued interest receivable, net of purchased interest	(2,949)	187	(6,138)
(Decrease) increase in management fee payable	(26)	284	337
(Decrease) increase in accounts payable and other liabilities	(3,455)	3,652	2,743
Decrease in lease liability	(2,081)	(151)	(94)
(Decrease) increase in accrued interest payable	(1,377)	885	985
(Increase) decrease in other assets	(1,415)	978	2,500
Net cash provided by operating activities	19,385	45,609	32,697
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal fundings of CRE loans	(53,164)	(108,260)	(583,543)
Principal payments received on CRE loans	377,583	215,955	414,450
Investments in real estate	(44,744)	(38,192)	(81,749)
Investments in unconsolidated entities	(884)	—	—
Purchases of furniture and fixtures	(8)	—	(741)
Proceeds from sale of loans	—	77,203	—
Proceeds from sale of real estate	19,985	14,309	18,729
Principal payments received on loan - due from Manager	300	300	300
Net cash provided by (used in) investing activities	299,068	161,315	(232,554)
CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	(82)	—	—
Repurchase of common stock	(7,884)	(7,410)	(9,128)
Proceeds from issuance of preferred shares (net of $101 of underwriting discounts and offering costs)	—	—	(101)
Proceeds from exercise of warrants	—	—	2
Repurchase of preferred stock	(2,157)	—	—
Proceeds from borrowings:
Senior secured financing facility	—	13,500	101,699
Warehouse financing facilities and repurchase agreements	19,151	11,755	405,743
Mortgages payable	36,334	25,069	18,710
Payments on borrowings:
Securitizations	(344,962)	(32,183)	(237,189)
Senior secured financing facility	(1,397)	(40,554)	(10,150)
Warehouse financing facilities and repurchase agreements	(31,745)	(171,742)	(145,972)
Convertible senior notes	—	—	(88,010)
Payment of debt issuance costs	(640)	(3,977)	(1,488)
Proceeds received from non-controlling interests	687	5,115	6,043
Distributions paid on preferred stock	(20,041)	(19,422)	(19,422)
Net cash (used in) provided by financing activities	(352,736)	(219,849)	20,737
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(34,283)	(12,925)	(179,120)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	91,886	104,811	283,931
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$57,603	$91,886	$104,811

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 - ORGANIZATION

ACRES Commercial Realty Corp., a Maryland corporation, along with its subsidiaries (collectively, the “Company”), is a real estate investment trust (“REIT”) that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and may hold equity investments in commercial real estate properties through direct ownership and joint ventures. The Company's manager is ACRES Capital, LLC (the “Manager”), a subsidiary of ACRES Capital Corp. (collectively, “ACRES”), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial property in top United States (“U.S.”) markets.

The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.

The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company’s core assets are consolidated through its investment in ACRES Realty Funding, Inc. (“ACRES RF”), a wholly-owned subsidiary that holds CRE loans, CRE-related securities and investments in CRE securitizations, which are consolidated as variable interest entities ("VIEs") as discussed in Note 3, and special purpose entities.

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

DECEMBER 31, 2024

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and within the period of financial results. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include but are not limited to the net realizable and fair values of the Company’s investments, the estimated useful lives used to calculate depreciation, the expected lives over which to amortize premiums and accrete discounts, provisions for or reversals of expected credit losses and the disclosure of contingent liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. From time to time, we may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Restricted cash includes required account balance minimums primarily for the Company’s CRE debt securitizations, as well as cash held in various escrow and deposit accounts.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$56,713	$83,449
Restricted cash	890	8,437
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$57,603	$91,886

Investments in Unconsolidated Entities

The Company’s non-controlling investments in unconsolidated entities are included in investments in unconsolidated entities on the consolidated balance sheets and are accounted for under the cost or equity method.

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

Loans

The Company acquires loans through direct origination and occasionally through purchases from third-parties and had historically acquired corporate leveraged loans in the secondary market and through syndications of newly originated loans. Loans are typically held for investment; therefore, the Company initially records loans at the amount funded for originated loans or at the acquisition price for loans purchased, and subsequently, accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts. The Company may sell a loan held for investment where the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company identifies these loans as loans held for sale. Any credit-related write-off considerations prior to the transfer of the loan to loans held for sale are accounted for through the allowance for credit losses on the Company’s consolidated balance sheets.

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

DECEMBER 31, 2024

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

The Company records interest receivable on its loans in accrued interest receivable on its consolidated balance sheets. The Company analyzes the interest receivable balances on a timely basis, or at least quarterly, to determine if they are uncollectible. If an interest receivable amount is deemed uncollectible, then the Company writes off that uncollectible amount of the interest receivable through a reversal of interest income. In addition, interest receivable on loans is not included in the Company’s current expected credit loss calculations as the Company performs timely write offs of aged interest receivables.

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

DECEMBER 31, 2024

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

The Company utilizes the contractual life of its loans to estimate the period over which it measures expected credit losses. Estimates for prepayments and extensions are incorporated into the inputs for the Company’s CECL model. Modifications to loan terms may result in an increase to the allowance for credit losses.

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

The Company’s rental operating revenue consists of fixed contractual base rent arising from tenant leases at the Company’s multi-family, office and student housing properties under operating leases. Revenue is recognized on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the Company’s consolidated balance sheets. The Company moves to cash basis operating lease income recognition in the period in which collectability of all lease payments is no longer considered probable. At such time, any uncollectible receivable balance will be written off.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

Investments in Real Estate

The Company acquires investments in real estate through direct equity investments and as a result of its lending activities (i.e. through foreclosure or the receipt of the deed-in-lieu of foreclosure on a property). Acquired investments in real estate assets are accounted for as asset acquisitions and recorded initially at fair value in accordance with GAAP. The Company allocates the purchase price of its acquired assets and assumed liabilities based on the relative fair values of the assets acquired and liabilities assumed. The Company accounts for leases that it acquires as operating leases.

The Company evaluates whether property owned should be identified as held for sale. If a property is determined to be held for sale, all of the acquired capital assets will be recorded in property held for sale and lease liabilities will be recorded in liabilities held for sale on the consolidation balance sheet and recorded at the lower of cost or fair value, see the “Assets and Liabilities Held for Sale” section below. While a property is classified as held for sale, depreciation expense is no longer recorded.

Investments in real estate are carried net of accumulated depreciation. The Company depreciates real property, building and tenant improvements and furniture, fixtures, and equipment using the straight-line method over the estimated useful lives of the assets unless the asset is designated as held for sale. The Company amortizes any acquired intangible assets using the straight-line method over the estimated useful lives of the intangible assets. The Company amortizes the value allocated to lease right of use assets and related in-place lease liabilities, when determined to be operating leases, using the straight-line method over the remaining lease term. The value allocated to any associated above or below market lease intangible asset or liability is amortized to the respective lease expense or revenue account over the remaining lease term.

Ordinary repairs and maintenance are expensed as incurred. Costs related to the improvement of the real property are capitalized and depreciated over their useful lives. Costs related to the development and construction of real property are capitalized to construction in progress during the period beginning with the commencement of development and ending with the completion of construction.

The Company depreciates investments in real estate and amortizes related intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	1 to 39 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures and equipment	1 to 12 years
Right of use assets	3 to 99 years
Intangible assets	3 months to 18 years
Lease liabilities	Shorter of lease term or expected useful life

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

DECEMBER 31, 2024

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

Additionally, upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group in the line items assets or liabilities held for sale, respectively, on the consolidated balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income and the change in net unrealized gains (losses) on derivative instruments that were used to hedge exposure to interest rate fluctuations.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

The Company established a full valuation allowance against its net deferred tax asset that was tax effected at $20.6 million and $21.1 million, at December 31, 2024 and 2023, respectively, as the Company believed it was more likely than not that all of the deferred tax assets would not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years in its TRS.

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

Stock Based Compensation

Issuances of restricted stock and options are initially measured at fair value on the grant date and expensed monthly on a straight-line basis over the service period to equity compensation expense on the consolidated statements of operations, with a corresponding entry to additional paid-in capital on the consolidated balance sheets. In accordance with GAAP, the fair value of all unvested issuances of restricted stock and options is not remeasured after the initial grant date. The Company accounts for forfeitures as they occur.

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

Business Segments

The Company’s management directs operations as one business, Commercial Real Estate Lending Operations. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

Historically, the Company used LIBOR as the benchmark interest rate for its floating-rate whole loans and the Company was exposed to LIBOR through its floating-rate borrowings. In March 2021, the United Kingdom’s, or U.K.’s, Financial Conduct Authority (“FCA”) announced that it would cease publication of the one-week and the two-month USD LIBOR immediately after December 31, 2021, and cease publication of the remaining tenors immediately after June 30, 2023. In July 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR.

Following this announcement, the Company began to transition the contractual benchmark rates of existing floating-rate whole loans and borrowings to alternate rates. At December 31, 2023, the Company's entire portfolio of floating rate whole loans and floating rate borrowings have transitioned to SOFR.

Recent Accounting Pronouncements

Accounting Standards Adopted in 2024

In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company has adopted this guidance, which did not have a material impact to its consolidated financial statements or financial statement disclosures. See Note 23 - Segment Information for further information.

Accounting Standards to be Adopted in Future Periods

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

In November 2024, the FASB issued guidance to improve transparency on certain costs and expenses. This guidance is effective for fiscal years beginning after December 15, 2026 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is in the process of evaluating the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of two VIEs at both December 31, 2024 and 2023, respectively (collectively, the “Consolidated VIEs”).

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

DECEMBER 31, 2024

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the years ended December 31, 2024, 2023 and 2022, the Company did not provide any financial support to either of its Consolidated VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to either of its Consolidated VIEs.

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

Investments in Unconsolidated Entities (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIEs' economic performance and (ii) the obligation to absorb the losses of the VIEs or the right to receive the benefits from the VIEs, which could be significant to the VIEs. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at December 31, 2024. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss” column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of both Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), with a value of $1.5 million in the aggregate, or 3.0% of each trust, at December 31, 2024 and 2023. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

DECEMBER 31, 2024

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

Upon formation of the McCallum JV, the McCallum JV took ownership of the multifamily property subject to a related CRE loan payable to the Company which was novated to allow the McCallum JV to replace the original obligor who was experiencing financial difficulty. The $32.1 million CRE loan has an initial maturity date of September 5, 2027 and bears interest at a rate of one-month Term SOFR and a spread of 2.75%. There were no other changes to the terms of the loan. The McCallum JV also entered into a $1.5 million mezzanine loan commitment with the Company. No amounts were funded under this commitment at December 31, 2024.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at December 31, 2024 (in thousands):

	Unsecured Junior Subordinated Debentures	65 E Wacker Joint Venture, LLC	7720 McCallum JV, LLC	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$12	$—	$—	$12	$—
Investments in unconsolidated entities	1,548	20,157	152	21,857	21,857
Total assets	1,560	20,157	152	21,869

LIABILITIES
Accrued interest payable	397	—	—	397	N/A
Borrowings	51,548	—	—	51,548	N/A
Total liabilities	51,945	—	—	51,945
Net (liability) asset	$(50,385)	$20,157	$152	$(30,076)

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2024	2023	2022
Supplemental cash flows:
Interest expense paid in cash	$115,425	$124,047	$70,025
Income taxes paid in cash	83	101	228
Non-cash operating activities include the following:
Acquisition of other right of use assets	$—	$—	$(299)
Assumption of other operating lease liabilities	—	—	299
Non-cash investing activities include the following:
Transfer of whole loans to investments in real estate	$43,827	$20,900	$14,299
Properties held for sale assets related to the receipt of foreclosure or deed-in-lieu of foreclosure	(14,398)	(20,900)	(14,299)
Transfer of investment in real estate to investment in unconsolidated entities	(20,123)	—	—
Investments in real estate related to the receipt of foreclosure	(9,307)	—	—
Non-cash financing activities include the following:
Incentive compensation paid in common stock	$19	$598	$—
Distributions on preferred stock accrued but not paid	3,607	3,262	3,262
Capitalized amortization of deferred debt issuance costs	717	1,127	—
Capitalized interest	1,722	1,160	—

NOTE 5 - RESTRICTED CASH

The following table summarizes the Company’s restricted cash (in thousands):

	December 31,
	2024	2023
Restricted cash:
Cash held in escrow for construction loan	$—	$7,620
Cash held by consolidated CRE securitizations	190	220
Restricted cash held in various escrow accounts	380	269
Restricted cash held in deposit accounts	320	328
Total	$890	$8,437

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

NOTE 6 - LOANS

The following is a summary of the Company’s loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At December 31, 2024:
Whole loans (5)(6)(7)	52	$1,484,997	$(2,305)	$1,482,692	$(28,147)	$1,454,545	BR + 2.50% to BR + 7.00%	January 2025 to January 2030
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,489,697	$(2,305)	$1,487,392	$(32,847)	$1,454,545

At December 31, 2023:
Whole loans (5)(6)	69	$1,858,265	$(5,872)	$1,852,393	$(24,057)	$1,828,336	BR + 2.50% to BR + 8.61%	January 2024 to January 2027
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,862,965	$(5,872)	$1,857,093	$(28,757)	$1,828,336

(1)
Amounts include unamortized loan origination fees of $1.3 million and $5.8 million and deferred amendment fees of $985,000 and $110,000 at December 31, 2024 and 2023, respectively.
(2)
Benchmark rates ("BR") comprise one-month Term Secured Overnight Financing Rate ("Term SOFR"). Weighted-average one-month benchmark rates were 4.58% and 5.39% at December 31, 2024 and 2023, respectively. Additionally, weighted-average benchmark floors were 0.97% and 0.70% at December 31, 2024 and 2023, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms, that may be available to the borrowers.
(4)
Maturity dates exclude one and three whole loans, with amortized costs of $5.6 million and $41.2 million, in maturity default at December 31, 2024 and 2023, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at December 31, 2024 and 2023.
(6)
CRE whole loans had $94.0 million and $109.4 million in unfunded loan commitments at December 31, 2024 and 2023, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the applicable loan agreements, and any necessary approvals have been obtained.
(7)
Includes two mezzanine loans of $3.5 million, at amortized cost, that both have fixed interest rates of 15.0% at December 31, 2024.

The following is a summary of the Company’s CRE loans held for investment by property type (dollars in thousands, except amounts in the footnotes):

	December 31, 2024		December 31, 2023
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Multifamily	$1,125,564	77.4%	$1,453,681	79.6%
Office	236,409	16.2%	247,410	13.5%
Hotel	56,384	3.9%	70,857	3.9%
Self-Storage	36,188	2.5%	48,363	2.6%
Retail	—	—	8,025	0.4%
Total	$1,454,545	100%	$1,828,336	100%

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

The following is a summary of the Company’s CRE loans held for investment by geographic location (dollars in thousands, except amounts in the footnotes):

	December 31, 2024		December 31, 2023
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Southwest	$364,544	25.0%	$484,902	26.6%
Mountain	278,654	19.2%	275,120	15.0%
Southeast	239,986	16.5%	401,624	22.0%
Mid Atlantic	183,075	12.6%	236,104	12.9%
Northeast	155,352	10.7%	161,172	8.8%
Pacific	146,652	10.1%	169,789	9.3%
East North Central	46,459	3.2%	60,401	3.3%
West North Central	39,823	2.7%	39,224	2.1%
Total	$1,454,545	100%	$1,828,336	100%

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2025	2026	2027 and Thereafter	Total
At December 31, 2024:
Whole loans (1)	$1,080,501	$198,982	$197,595	$1,477,078
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$1,080,501	$198,982	$202,295	$1,481,778

Description	2024	2025	2026 and Thereafter	Total
At December 31, 2023:
Whole loans (1)	$916,985	$814,772	$79,484	$1,811,241
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$916,985	$814,772	$84,184	$1,815,941
(1)
Maturity dates exclude one and three whole loans with amortized costs of $5.6 million and $41.2 million in maturity default at December 31, 2024 and 2023, respectively.
(2)
At December 31, 2024, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $101.2 million, $555.5 million and $820.4 million in 2025, 2026 and 2027 and thereafter, respectively. At December 31, 2023, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $80.4 million, $101.7 million and $1.6 billion in 2024, 2025 and 2026 and thereafter, respectively.

No single loan or investment represented more than 10% of the Company’s total assets and no single investment group generated over 10% of its total revenue.

Loan Held For Sale

At December 31, 2024, the Company had one CRE whole loan with a fair value of $11.1 million held for sale. The loan was transferred upon entering into a loan sale and assignment agreement in December 2024 and marked to the lower of cost or market. The loan had an outstanding par balance of $11.8 million and was written down by $700,000 through the allowance for credit losses immediately prior to the reclassification. Subsequent to year-end, the sale of the loan was completed.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

NOTE 7 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Allowance for credit losses at beginning of period	$28,757	$18,803
Provision for credit losses	4,790	10,902
Charge-offs	(700)	(948)
Allowance for credit losses at end of period	$32,847	$28,757

During the year ended December 31, 2024, the Company recorded a net provision for expected credit losses of $4.8 million, primarily driven by a general worsening of macroeconomic factors over the year as well as an increase in modeled credit risk in the Company's portfolio offset by loan payoffs. The Company also recorded a charge-off of $700,000 for one CRE whole loan held for sale.

During the year ended December 31, 2023, the Company recorded provisions for expected credit losses of $10.9 million, primarily driven by increased modeled portfolio credit risk compounded by ongoing macroeconomic uncertainty in the commercial real estate market. In June 2023, the Company received the deed-in-lieu of foreclosure on an office loan in the East North Central region with a principal balance of $22.8 million, which resulted in a charge-off of $948,000 against the allowance for credit losses.

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

In addition to the Company’s general estimate of credit losses, the Company may also be required to individually evaluate collateral-dependent loans for credit losses if it has determined that foreclosure or sale of the loan or the underlying collateral is probable. At both December 31, 2024 and 2023, $4.7 million of the Company’s allowance for credit losses resulted from a collateral-dependent loan that was individually evaluated for credit losses, details of which follow:

At both December 31, 2024 and 2023, the Company individually evaluated the following loan for impairment:

•
An office mezzanine loan in the Northeast region with a principal balance of $4.7 million at both December 31, 2024 and December 31, 2023. The Company fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at December 31, 2024. The loan entered payment default in February 2023 and was placed on nonaccrual status.

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

DECEMBER 31, 2024

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
•
An office loan in the Southwest region, with a principal balance of $19.1 million at December 31, 2023 for which foreclosure was determined to be probable. The loan had an initial maturity of March 2022 and was modified three times to extend its maturity to June 2022 and has since entered into payment default. However, in exchange for payments, comprising principal paydowns, interest payments and the reimbursement of certain legal fees, received between October 2022 and May 2024, the Company agreed to temporarily defer its right to foreclose on the property. In July 2024, the Company foreclosed on the loan. At the time of foreclosure, the loan had a principal balance of $14.4 million.

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

DECEMBER 31, 2024

For the purpose of calculating the quarterly provision for credit losses under CECL, the Company pools CRE loans based on the underlying collateral property type and utilizes a probability of default and loss given default methodology for approximately one year after which it immediately reverts to a historical mean loss ratio.

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At December 31, 2024:
Whole loans	$27,869	$565,968	$503,125	$380,116	$5,614	$1,482,692
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$27,869	$565,968	$503,125	$380,116	$10,314	$1,487,392

At December 31, 2023:
Whole loans	$—	$973,424	$581,032	$256,785	$41,152	$1,852,393
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$—	$973,424	$581,032	$256,785	$45,852	$1,857,093
(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $14.6 million and $11.8 million at December 31, 2024 and 2023, respectively.

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2024(1)	2023	2022	2021	2020	Prior	Total (2)
At December 31, 2024:
Whole loans: (3)
Rating 1	$—	$—	$—	$27,869	$—	$—	$27,869
Rating 2	19,023	48,106	46,416	382,195	56,284	13,944	565,968
Rating 3	—	—	249,907	242,155	—	11,063	503,125
Rating 4	80,672	15,811	85,004	153,740	—	44,889	380,116
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	99,695	63,917	381,327	805,959	56,284	75,510	1,482,692
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$99,695	$63,917	$381,327	$805,959	$56,284	$80,210	$1,487,392
Current Period Gross Write-Offs	$—	$—	$—	$(700)	$—	$—	$(700)

	2023	2022	2021	2020	2019	Prior	Total (2)
At December 31, 2023:
Whole loans: (3)
Rating 2	$63,634	$212,175	$636,487	$22,556	$38,572	$—	$973,424
Rating 3	—	168,791	364,369	34,232	—	13,640	581,032
Rating 4	—	82,918	123,333	—	5,645	44,889	256,785
Rating 5	—	14,000	—	—	19,127	8,025	41,152
Total whole loans	63,634	477,884	1,124,189	56,788	63,344	66,554	1,852,393
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$63,634	$477,884	$1,124,189	$56,788	$63,344	$71,254	$1,857,093
Current Period Gross Write-Offs	$—	$—	$—	$—	$(948)	$—	$(948)

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

(1)
Includes two novated CRE whole loans that resulted from loan workouts.
(2)
The total amortized cost of CRE loans excluded accrued interest receivable of $14.6 million and $11.8 million at December 31, 2024 and 2023, respectively.
(3)
Acquired CRE whole loans are grouped within each loan’s year of issuance.

The Company had one additional mezzanine loan that was included in assets held for sale, and that loan had no carrying value at December 31, 2024 and 2023.

Loan Portfolios Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable (1)	Total Loans > 90 Days and Accruing
At December 31, 2024:
Whole loan	$—	$70,760	$5,614	$76,374	$1,406,318	$1,482,692	$—
Mezzanine loan (2)	—	—	4,700	4,700	—	4,700	—
Total	$—	$70,760	$10,314	$81,074	$1,406,318	$1,487,392	$—

At December 31, 2023:
Whole loans	$—	$—	$41,152	$41,152	$1,811,241	$1,852,393	$19,127
Mezzanine loan (2)	—	—	4,700	4,700	—	4,700	—
Total	$—	$—	$45,852	$45,852	$1,811,241	$1,857,093	$19,127

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $14.6 million and $11.8 million at December 31, 2024 and 2023, respectively.
(2)
Fully reserved at both December 31, 2024 and 2023.

At December 31, 2024 and 2023, the Company had two and three CRE whole loans, with total amortized costs of $76.4 million and $41.2 million, respectively, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

During the years ended December 31, 2024 and 2023, the Company recognized interest income of $472,000 and $437,000 on two CRE whole loans that were placed on nonaccrual status. During the year ended December 31, 2022, the Company did not recognize interest income on loans that were placed on nonaccrual status.

Loan Modifications

The Company is required to disclose modifications where it determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term or (v) any combination thereof.

During the year ended December 31, 2024, the Company entered into the following three loan modifications that required disclosure:

•
A multifamily loan with an amortized cost of $53.1 million, representing 3.6% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.70% to one-month Term SOFR plus a spread of 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $44.9 million, representing 3.0% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

•
A multifamily loan with an amortized cost of $70.8 million, representing 4.8% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from January 2025 to January 2026 and (ii) provide for 2.00% per annum of the interest rate to be deferred until payoff. The Company also entered into a mezzanine loan with a total commitment of $6.0 million, of which $3.0 million was funded as of December 31, 2024. The loan has a fixed rate of 15.00% that accrues and will be due at maturity in January 2026. In connection with the modification, the borrower renewed the interest rate cap.

During the year ended December 31, 2023, the Company entered into one CRE whole loan modification that requires disclosure. Terms of the modification are as follows: (i) extended the maturity from December 2023 to December 2025, (ii) reduced its interest rate from BR+500 to BR+250, and (iii) modified its payment terms and will accrue to the lesser of net operating cash flow or BR+250. Any unpaid interest will be due at loan payoff. At December 31, 2024, this loan had an amortized cost of $44.9 million, which represented 3.0% of the total amortized cost of the portfolio.

These loans were performing in accordance with the modified contractual terms as of December 31, 2024. At December 31, 2024, three of these loans, with a total amortized cost of $168.8 million, had a risk rating of "4" and one loan, with an amortized cost of $44.9 million, had a risk rating of "3". Loans with a risk rating of "3" and "4" are included in the determination of the Company's general CECL reserves.

NOTE 8 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

During the year ended December 31, 2024, the Company acquired investments in real estate as a result of its lending activities (through foreclosure or deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans). The following table summarizes the acquisition date values of the acquired assets and assumed liabilities during the year ended December 31, 2024 (in thousands):

Investments in real estate from lending activities:
Assets acquired:
Investments in real estate	$9,176
Cash and other assets	629
Properties held for sale	18,299
Total	28,104

Liabilities assumed:
Intangible liabilities	$41
Other liabilities	758

Total fair value at acquisition of net assets acquired	$27,305

At December 31, 2024, the Company held investments in seven real estate properties, three of which are included in investments in real estate, and four of which are included in properties held for sale on the consolidated balance sheets.

During the year ended December 31, 2024, the Company reclassified one property in the Southeast region from an investment in real estate to properties held for sale. At December 31, 2024, the carrying value was $119.5 million for the reclassified property.

In December 2024, the Company sold an office property located in the Northeast region for $20.0 million. This sale generated a gain of $7.5 million, net of selling costs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

The following table summarizes the book value of the Company’s acquired assets and assumed liabilities (in thousands, except amounts in the footnotes):

	December 31, 2024			December 31, 2023
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$82,265	$(5,657)	$76,608	$162,662	$(5,041)	$157,621
Right of use assets (2)(3)	20,064	(759)	19,305	19,664	(478)	19,186
Intangible assets (4)	9,833	(2,845)	6,988	11,474	(3,592)	7,882
Subtotal	112,162	(9,261)	102,901	193,800	(9,111)	184,689

Investments in real estate from lending activities:
Properties held for sale (5)	201,125	—	201,125	62,605	—	62,605
Total	313,287	(9,261)	304,026	256,405	(9,111)	247,294

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	76,631	2,925	79,556	40,297	1,489	41,786
Other liabilities	41	(29)	12	247	(220)	27
Lease liabilities (3)(6)	44,606	—	44,606	43,538	—	43,538
Subtotal	121,278	2,896	124,174	84,082	1,269	85,351

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,226	—	3,226	3,025	—	3,025
Total	124,504	2,896	127,400	87,107	1,269	88,376

Total net investments in real estate and properties held for sale (8)	$188,783		$176,626	$169,298		$158,918

(1)
Includes $15.2 million and $38.4 million of land, which is not depreciable, at December 31, 2024 and 2023, respectively. Also includes $3.2 million and $44.9 million of construction in progress, which is also not depreciable until placed in service, at December 31, 2024 and 2023, respectively.
(2)
Primarily comprises a $18.6 million and $19.2 million right of use asset, at December 31, 2024 and 2023, respectively, associated with an acquired ground lease disclosed in footnote (6) below accounted for as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally in December 2024, the Company entered into an operating lease associated with a parking lease at a newly acquired property. The associated right of use asset has a value of $367,000.
(3)
Refer to Note 9 for additional information on the Company’s remaining operating leases.
(4)
Primarily comprises a franchise intangible of $4.1 million and $4.7 million, a management contract intangible of $2.8 million and $2.9 million, and a customer list intangible of $371,000 and $223,000 at December 31, 2024 and 2023, respectively. In addition, the Company acquired an in-place lease intangible with a value of $68,000 as of December 31, 2024.
(5)
At December 31, 2024 and December 31, 2023, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, as well as an office property acquired via deed-in-lieu of foreclosure in June 2023. At December 31, 2024, two additional properties, a newly constructed multi-family property placed in service in September 2024 and an office complex acquired July 2024, were classified as properties held for sale.
(6)
Primarily comprised of a $43.9 million ground lease with a remaining term of 92 years at December 31, 2024. Lease expenses for the years ended December 31, 2024 and 2023 were $2.8 million and $2.7 million, respectively.
(7)
Comprised of an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers to the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining. At December 31, 2024, 92 years remain in its term.

In December 2024, the Company entered into a parking lease at an asset acquired by the Company in August 2024. The parking lease allows the Company to have access to a designated amount of parking spots adjacent to the building which the Company operates. The lease payments increase 2.00% per year until 2123, or a 99-year lease. At December 31, 2024, 99 years remain in its term.

For the years ended December 31, 2024, 2023 and 2022, the Company recorded lease payments of $1.8 million, $1.7 million and $1.3 million, respectively, amortization related to the right of use assets of $207,000, $203,000 and $153,000, respectively, and accretion related to its lease liabilities of $2.5 million, $2.5 million and $341,000, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded amortization expense of $1.3 million, $2.1 million and $1.2 million, respectively, on its intangible assets. The Company expects to record amortization expense of $952,000, $835,000, $756,000, $748,000 and $748,000 during the 2025, 2026, 2027, 2028 and 2029 fiscal years, respectively, on its intangible assets.

NOTE 9 - LEASES

In addition to the leases discussed in Note 8, the Company has operating leases for office space and office equipment. The leases have terms that expire between February 2029 and September 2029. The leases on the office space and office equipment contain options for early termination granted to the Company and the lessor. Lease payments are determined as follows:

•
Office space: payments are made on a fixed schedule, escalating annually, and include the Company’s responsibility for a percentage of increases in the building’s property taxes and operating expenses over the base year.
•
Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (in thousands):

	December 31, 2024	December 31, 2023
Operating Leases:
Right of use assets	$606	$693
Lease liabilities	$(653)	$(738)

Weighted average remaining lease term:	4.7 years	5.8 years
Weighted average discount rate (1):	8.70%	8.70%
(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

The following table summarizes the Company’s operating lease costs and cash payments during the periods indicated (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Lease Cost:
Operating lease cost	$160	$194	$68

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$155	$151	$94

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2025	$162
2026	166
2027	170
2028	174
2029	131
Thereafter	—
Subtotal	803
Less: impact of discount	(150)
Total	$653

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at December 31, 2024 and December 31, 2023 and equity in earnings (losses) of unconsolidated entities for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands, except in the footnotes):

				Earnings (Losses) of Unconsolidated Entities
	Ownership %	December 31,		For the Year Ended December 31,
	at December 31, 2024	2024	2023	2024	2023	2022
Investments in RCT I and II (1)	3%	$1,548	$1,548	$—	$—	$—
65 E. Wacker Joint Venture, LLC (2)	90%	20,157	—	(490)	—	—
7720 McCallum JV, LLC (3)	50%	152	—	(422)	—	—
Total		$21,857	$1,548	$(912)	$—	$—
(1)
During the years ended December 31, 2024, 2023 and 2022, dividends from the investments in RCT I's and RCT II's common shares in the amounts of $148,000, $145,000 and $91,000, respectively, are recorded in other revenue on the Company's consolidated statements of operations.
(2)
Refer to Note 3 for details regarding the Wacker JV.
(3)
Refer to Note 3 for details regarding the McCallum JV.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

NOTE 11 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2024
ACR 2021-FL1 Senior Notes	$472,507	$660	$471,847	6.11%	11.5 years	$599,927
ACR 2021-FL2 Senior Notes	392,571	1,614	390,957	6.47%	12.1 years	525,571
Senior secured financing facility	63,099	2,189	60,910	8.22%	3.1 years	162,578
CRE - term warehouse financing facilities (1)	158,266	1,527	156,739	7.02%	1.3 years	257,012
Mortgages payable	80,113	557	79,556	9.25%	5.7 years	119,509
5.75% Senior Unsecured Notes	150,000	1,186	148,814	5.75%	1.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.67%	11.7 years	—
Total	$1,368,104	$7,733	$1,360,371	6.66%	8.7 years	$1,664,597

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2023
ACR 2021-FL1 Senior Notes	$643,040	$2,243	$640,797	6.98%	12.5 years	$770,460
ACR 2021-FL2 Senior Notes	567,000	3,227	563,773	7.28%	13.1 years	700,000
Senior secured financing facility	64,495	2,927	61,568	9.14%	4.1 years	157,722
CRE - term warehouse financing facilities (1)	170,861	2,273	168,588	7.96%	1.6 years	254,081
Mortgages payable	43,779	1,993	41,786	8.92%	11.3 years	83,739
5.75% Senior Unsecured Notes	150,000	1,860	148,140	5.75%	2.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	9.60%	12.7 years	—
Total	$1,690,723	$14,523	$1,676,200	7.28%	10.4 years	$1,966,002

(1)
Principal outstanding includes accrued interest payable of $435,000 and $539,000 at December 31, 2024 and 2023, respectively.

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitizations at December 31, 2024 (in thousands):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through December 31, 2024
ACR 2021-FL1	May 2021	June 2036	May 2023	$202,716
ACR 2021-FL2	December 2021	January 2037	December 2023	$174,429

(1)
The reinvestment period is the period in which principal proceeds received may be used to acquire CRE loans for reinvestment into the securitization.

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at both December 31, 2024 and 2023 were eliminated in consolidation.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

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

ACR 2021-FL1

In May 2021, the Company closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd. (“ACR 2021-FL1”), an $802.6 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL1 issued a total of $675.2 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL1. ACR 2021-F1 included a reinvestment period, which ended in May 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds.

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

All of the notes issued mature in June 2036, although the Company has the right to call the notes beginning on the payment date in May 2023 and thereafter. During the year ended December 31, 2024, the Company did not exercise this right. In March 2025, the Company exercised the optional redemption.

ACR 2021-FL2

In December 2021, the Company closed ACRES Commercial Realty 2021-FL2 Issuer, Ltd. (“ACR 2021-FL2”), a $700.0 million CRE debt securitization transaction that provided financing for CRE loans. ACR 2021-FL2 issued a total of $567.0 million of non-recourse, floating-rate notes to third parties at par. Additionally, ACRES RF retained 100% of the Class F and Class G notes and a subsidiary of ACRES RF retained 100% of the outstanding preference shares. The preference shares are subordinated in right of payment to all other securities issued by ACR 2021-FL2. Additionally, ACR 2021-FL2 included a reinvestment period, which ended in December 2023, that allowed it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds.

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

All of the notes issued mature in January 2037, although the Company has the right to call the notes beginning on the payment date in December 2023 and thereafter. During the year ended December 31, 2024, the Company did not exercise this right. In March 2025, the Company exercised the optional redemption.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

Financing Arrangements

Borrowings under the Company’s financing arrangements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to these arrangements (dollars in thousands, except amounts in footnotes):

	December 31, 2024				December 31, 2023
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (1)	$60,910	$162,578	6	8.22%	$61,568	$157,722	7	9.14%

CRE - Term Warehouse Financing Facilities (2)
JPMorgan Chase Bank, N.A. (3)	90,995	158,639	5	6.87%	74,694	125,044	4	7.82%
Morgan Stanley Mortgage Capital Holdings LLC (4)	65,744	98,373	5	7.22%	93,894	129,037	7	8.07%

Mortgages Payable
ReadyCap Commercial, LLC (5)	20,240	26,960	1	8.28%	19,365	25,400	1	9.16%
Oceanview Life and Annuity Company (6)(7)	44,211	92,549	1	10.40%	7,330	58,339	1	11.37%
Florida Pace Funding Agency (6)(8)	15,105	—	—	7.26%	15,091	—	—	7.26%
Total	$297,205	$539,099			$271,942	$495,542

(1)
Includes $2.2 million and $2.9 million of deferred debt issuance costs at December 31, 2024 and 2023, respectively.
(2)
Outstanding borrowings include accrued interest payable.
(3)
Includes $988,000 and $1.6 million of deferred debt issuance costs at December 31, 2024 and 2023, respectively.
(4)
Includes $539,000 and $647,000 of deferred debt issuance costs at December 31, 2024 and 2023, respectively.
(5)
Includes $52,000 and $259,000 of deferred debt issuance costs at December 31, 2024 and 2023, respectively.
(6)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(7)
Includes $101,000 and $1.3 million of deferred debt issuance costs at December 31, 2024 and 2023, respectively.
(8)
Includes $405,000 and $419,000 of deferred debt issuance costs at December 31, 2024 and 2023, respectively.

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands, except amounts in footnotes):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At December 31, 2024
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$99,899	3.1 years	8.22%
CRE - Term Warehouse Financing Facilities (1)(2)
JPMorgan Chase Bank, N. A.	$67,802	1.6 years	6.87%
Morgan Stanley Mortgage Capital Holdings LLC	$33,566	0.8 years	7.22%
Mortgages Payable
ReadyCap Commercial, LLC (3)	$6,566	0.3 years	8.28%
Oceanview Life and Annuity Company (4)(5)(6)	$31,809	0.1 years	10.40%
Florida Pace Funding Agency (4)(5)	—	28.6 years	7.26%

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

(3)
Equal to the total of the estimated fair value of real estate property investment financed, minus the total of the mortgages payable agreement liability and accrued interest payable.
(4)
Equal to the total of the estimated fair value of real estate property investment financed, minus the total of the construction loans agreement liabilities and accrued interest payable. Amount at risk related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(5)
Outstanding borrowings are collateralized by a student housing construction project.
(6)
In February 2025, the Company extended Oceanview Life and Annuity Company to September 2025.

The Company was in compliance with all financial covenants in each agreement at December 31, 2024.

Senior Secured Financing Facility

On July 31, 2020, an indirect, wholly owned subsidiary ("Holdings"), along with its direct wholly owned subsidiary (the "Borrower"), of the Company entered into a $250.0 million Loan and Servicing Agreement (the "MassMutual Loan Agreement") with MassMutual and the other lenders party thereto (the "Lenders"). The asset-based revolving loan facility (the "MassMutual Facility") provided under the MassMutual Loan Agreement has been used to finance the Company’s core CRE lending business. The MassMutual Facility initially had an interest rate of 5.75% per annum payable monthly and was set to mature on July 31, 2027. The Company paid a commitment fee as well as other reasonable closing costs. During the first two years, an unused commitment fee of 0.50% per annum (payable monthly) on unused commitments under the MassMutual Loan Agreement was payable for each day on which less than 75% of the total commitment was drawn.

In connection with the MassMutual Loan Agreement, the Company entered into a Guaranty (the “MassMutual Guaranty”) among the Company, Exantas Real Estate Funding 2018-RSO6 Investor, LLC ("RSO6"), Exantas Real Estate Funding 2019-RSO7 Investor, LLC (“RSO7”) and Exantas Real Estate Funding 2020-RSO8 Investor, LLC (“RSO8”), each an indirect, wholly owned subsidiary of the Company, in favor of the secured parties under the MassMutual Loan Agreement. RSO6, RSO7 and RSO8 no longer exist. Pursuant to the MassMutual Guaranty, the Company fully guaranteed all payments and performance of Holdings and the Borrower under the MassMutual Loan Agreement. Additionally, the Company, and previously RSO6, RSO7 and RSO8, made certain representations and warranties and agreed to not incur debt or liens, each subject to certain exceptions, and agreed to provide the Lenders with certain information.

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

DECEMBER 31, 2024

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

In May 2020, the Company entered into an amendment to the JPMorgan Chase Guarantee that revised its minimum equity financial covenant as of February 29, 2020. In October 2020, the Company entered into an amendment to the JPMorgan Chase Guarantee that revised a covenant definition so that credit losses are determined in accordance with a risk rating-based methodology. In September and October 2021, the JPMorgan Chase Facility was amended twice, resulting in (i) the extension of the JPMorgan Chase Facility’s maturity date to October 2024, (ii) an update to the Company’s tangible net worth requirement and minimum liquidity covenant as set forth in the guarantee agreement and (iii) a modification of market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In November 2022, the JPMorgan Chase Facility was amended for the following: (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity, and (iii) minimum unencumbered liquidity requirement, each through September 2023. In July 2023, the JPMorgan Chase Facility was amended to extend the maturity date to July 2026, as well as to extend the amendments to (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity and (iii) minimum unencumbered liquidity requirement, each through December 2024. In March 2025, the Company entered into Amendment No. 6 to Guarantee, by and between the Company and JPMorgan Chase, which makes certain amendments and modifications to the Guarantee, dated October 26, 2018 between the Company and JPMorgan Chase, as amended (the "JPM Guarantee") including but not limited to amending (capitalized terms each as defined in the JPM Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio.

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

DECEMBER 31, 2024

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

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a $250.0 million Master Repurchase and Securities Contract Agreement with Morgan Stanley, to be used to finance the Company’s commercial real estate lending business (the “Morgan Stanley Facility”). Each repurchase transaction will specify its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. In January 2022, the Morgan Stanley Facility was amended to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In November 2022, the Morgan Stanley Facility was amended for the following: (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity, and (iii) minimum unencumbered liquidity requirement, each through March 2024. In November 2023, this facility was amended to extend the amendments to (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity and (iii) minimum unencumbered liquidity requirement, each through the quarter ending December 2024. In November 2024, this facility was amended including but not limited to amending the EBITDA to Interest Expense ratio through the quarter ending December 2025. The Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and matures in November 2025. The Company also has the right to request a one-year extension. In March 2025, the Company entered into Amendment No. 4 to Guaranty, by and between the Company and Morgan Stanley, which makes certain amendments and modifications to the Guaranty, dated November 3, 2021 between the Company and Morgan Stanley, as amended (the "MS Guaranty") including but not limited to (capitalized terms each as defined in the MS Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio.

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

In March 2025, the Company entered into a master repurchase agreement with JPMorgan Chase to finance existing CRE loans as well as the origination of new CRE loans. In connection with the financing, the Company repaid (i) all of the outstanding senior notes at the ACR 2021-FL1 and ACR 2021-FL2 securitizations, (ii) all of the outstanding borrowings on the existing JPMorgan Chase facility and (iii) one borrowing from the Morgan Stanley facility, from the proceeds of the new financing facility.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

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

In January 2023, Chapel Drive East, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a loan agreement (the "Construction Loan Agreement") with Oceanview Life and Annuity Company ("Oceanview") to finance the construction of a student housing complex (the "Construction Loan"). The Construction Loan is interest only and has a maximum principal balance of $48.0 million. The Construction Loan charges one-month Term SOFR plus a spread of 6.00%. In February 2025, the Construction Loan was amended to bifurcate the first one-year extension option into two separate extension options and periods: a seven month extension period ending September 2025 and a five month extension ending February 2026. The Construction Loan matures in September 2025, subject to one five month extension, then two one-year extension options.

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

Corporate Debt

4.50% Convertible Senior Notes

The Company issued $143.8 million aggregate principal of its 4.50% convertible senior notes due 2022 (“4.50% Convertible Senior Notes”) in August 2017, of which $55.7 million was repurchased in 2021. In February 2022, the Company repurchased $39.8 million of its 4.50% Convertible Senior Notes, resulting in a charge to earnings of $574,000, comprising an extinguishment of debt charge of $460,000 in connection with the acceleration of the market discount and interest expense of $114,000 in connection with the acceleration of deferred debt issuance costs. In August 2022, the remaining $48.2 million of the 4.50% Convertible Senior Notes were paid off upon maturity at par.

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

DECEMBER 31, 2024

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

The Indenture contains restrictive covenants that, among other things, require us to maintain certain financial ratios. The foregoing limitations are subject to exceptions as set forth in the Supplemental Indenture. At December 31, 2024, we were in compliance with these covenants. The Indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) non-payment of principal or interest, (ii) breach of certain covenants contained in the Indenture or the 5.75% Senior Unsecured Notes, (iii) an event of default or acceleration of certain other indebtedness of the Company or a subsidiary in which the Company has invested at least $75 million in capital within the applicable grace period and (iv) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), CTC or the holders of at least 25% in aggregate principal amount of the then outstanding 5.75% Senior Unsecured Notes may declare all of the notes to be due and payable.

12.00% Senior Unsecured Notes

In July 2020, the Company entered into a Note and Warrant Purchase Agreement (the "Note and Warrant Purchase Agreement") with Oaktree Capital Management, L.P. ("Oaktree") and Massachusetts Mutual Life Insurance Company ("MassMutual") pursuant to which the Company could issue to Oaktree and MassMutual from time to time up to $125.0 million aggregate principal amount of 12.00% Senior Unsecured Notes. The 12.00% Senior Unsecured Notes had an annual interest rate of 12.00%, payable up to 3.25% (at the election of the Company) as pay-in-kind interest and the remainder as cash interest. In July 2020, the Company issued $50.0 million aggregate principal amount of the 12.00% Senior Unsecured Notes.

In August 2021, the Company entered into an agreement that provided for the redemption in full of the outstanding balance of the 12.00% Senior Unsecured Notes with payment to Oaktree and MassMutual for an aggregate $55.3 million, which consisted of (i) principal in the amount of $50.0 million, (ii) interest in the amount of $329,000 and (iii) a make-whole amount of $5.0 million. In connection with the redemption, the Company recorded a charge to earnings of $8.0 million, comprising an extinguishment of debt charge of $7.8 million in connection with (i) the $5.0 million net make-whole amount and (ii) the $2.8 million acceleration of the remaining market discount; and interest expense of $218,000 in connection with the acceleration of deferred debt issuance costs. The Company did not issue any additional notes under this agreement and it expired as of July 31, 2022.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2024 and 2023, respectively. The interest rates for RCT I and RCT II, at December 31, 2024, were 8.54% and 8.80%, respectively. The interest rates for RCT I and RCT II, at December 31, 2023, were 9.61% and 9.60%, respectively.

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

DECEMBER 31, 2024

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands, except amounts in footnotes):

	Total	2025	2026	2027	2028	2029 and Thereafter(1)
At December 31, 2024
CRE securitizations	$865,078	$—	$—	$—	$—	$865,078
Senior Secured Financing Facility	63,099	—	—	50,996	12,103	—
CRE - term warehouse financing facilities (2)	158,266	66,283	91,983	—	—	—
Mortgages payable	80,113	64,603	—	—	—	15,510
5.75% Senior Unsecured Notes	150,000	—	150,000	—	—	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,368,104	$130,886	$241,983	$50,996	$12,103	$932,136

(1)
There are no contractual maturities due in 2029.
(2)
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

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent (“JonesTrading”), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. Sales of the Series D Preferred Stock may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the years ended December 31, 2024, 2023 and 2022, the Company did not issue any Series D Preferred Stock through this agreement.

On or after July 30, 2024, the Company may, at its option, redeem its 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. Effective July 30, 2024 and thereafter, the Company pays cumulative distributions on the Series C Preferred Stock at a floating rate equal to three-month Term SOFR plus a spread of 5.927% per annum based on the $25.00 liquidation preference, provided that such floating rate shall not be less than the initial rate of 8.625% at any date of determination.

At December 31, 2024, the Company had 4.8 million shares of Series C Preferred Stock and 4.5 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

In November 2021, the Board authorized and approved the continued use of its existing share repurchase program to repurchase an additional $20.0 million of the outstanding shares of the Company's common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. In November 2023, the Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock. In December 2024, our Board authorized and approved the repurchase of an additional $5.0 million of outstanding shares of both common and preferred stock.

During the years ended December 31, 2024 and 2023,the Company repurchased $7.9 million and $7.4 million of its common stock, representing 579,456 and 899,085 shares, respectively. Additionally, during the year ended December 31, 2024, the Company repurchased $2.2 million, or 100,000 shares, of its Series D Preferred Stock. At December 31, 2024, $4.8 million of common and preferred stock remains available under this repurchase plan.

In connection with the Note and Warrant Purchase Agreement with Oaktree Capital Management, L.P. ("Oaktree") and Massachusetts Mutual Life Insurance Company ("MassMutual") dated July 31, 2020, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million, and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are classified as equity and recorded in additional paid-in capital on the consolidated balance sheets at their fair value of $3.1 million at issuance. The warrants are immediately exercisable on issuance at an exercise price of $0.03 per share, subject to certain potential adjustments, and expire seven years from the issuance date. The holder of the warrants can exercise with cash or as a net exercise. In July 2022, MassMutual exercised their warrants to purchase 74,666 shares. At December 31, 2024, the Oaktree warrants have not been exercised.

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

The Company recognized stock-based compensation expense of $3.0 million, $2.6 million and $3.6 million during the years ended December 31, 2024, 2023 and 2022, respectively, related to restricted stock.

In May 2024, the Company issued 295,237 shares of common stock to the Manager and 38,096 shares of common stock to the Company’s directors (with the exception of Messrs. Fentress and Fogel) under the Plans after the Company reached the established per share book value target of $27.00 per share. Each grant vests 25% per year over four years.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended (“Management Agreement”), incentive compensation is paid quarterly. Up to 75% of the incentive compensation is paid in cash and at least 25% is paid in the form of an award of common stock recorded in management fees on the consolidated statements of operations. During the year ended December 31, 2024, the Company did not incur incentive compensation expense payable to the Manager. At December 31, 2024, there was no incentive compensation payable within Management fee payable - related party on the consolidated balance sheets. During the year ended December 31, 2023, the Company incurred incentive compensation expense payable to the Manager of $895,000, of which 50% was payable in cash and 50% was payable in common stock. At December 31, 2023, $38,000 was included in Management fee payable - related party on the consolidated balance sheets. During the year ended December 31, 2022, the Company incurred incentive compensation expense payable to the Manager of $340,000, of which 50% was payable in cash and 50% was payable in common stock.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

The Company issued 1,911 shares of common stock to the Manager during the year ended December 31, 2024, pertaining to the portion of the fourth quarter 2023 incentive compensation that was payable in shares. The Company issued 69,201 shares of common stock to the Manager during the year ended December 31, 2023, pertaining to the portions of the fourth quarter 2022, first quarter 2023, second quarter 2023 and third quarter 2023 incentive compensation that was payable in shares. Shares of common stock issued under the Management Agreement for incentive compensation vest immediately upon issuance.

The following table summarizes the Company’s restricted common stock transactions under both the Plans and Management Agreement:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2024	375,001	41,674	416,675	$14.07
Issued	297,148	38,096	335,244	13.90
Vested	(151,909)	(25,472)	(177,381)	14.52
Unvested shares at December 31, 2024	520,240	54,298	574,538	$13.83

The unvested shares of restricted common stock that are expected to vest during the following years:

Shares
2025	245,952
2026	164,293
2027	82,139
2028	82,154
Total	574,538

At December 31, 2024, total unrecognized compensation costs relating to unvested restricted stock was $3.6 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 3.0 years.
NOTE 14 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023	2022
Net income	$28,695	$21,848	$10,426
Net income allocated to preferred shares	(20,386)	(19,422)	(19,422)
Carrying value in excess of consideration paid for preferred shares	242	—	—
Net loss allocable to non-controlling interest, net of taxes	572	542	197
Net income allocable to common shares	$9,123	$2,968	$(8,799)

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	7,261,635	8,024,295	8,380,490
Weighted average number of warrants outstanding (1)	391,995	391,995	431,271
Total weighted average number of common shares outstanding - basic	7,653,630	8,416,290	8,811,761
Effect of dilutive securities - unvested restricted stock	271,273	149,768	—
Weighted average number of common shares outstanding - diluted	7,924,903	8,566,058	8,811,761

Net income per common share - basic	$1.19	$0.35	$(1.00)
Net income per common share - diluted	$1.15	$0.35	$(1.00)
(1)
See Note 12 for further details regarding the warrants.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

NOTE 15 - DISTRIBUTIONS

In order to qualify as a REIT, the Company must distribute at least 90% of its taxable income. In addition, the Company must distribute 100% of its taxable income in order to not be subject to corporate federal income taxes. The Company anticipates it will distribute substantially all of its taxable income to its stockholders, after accounting for the net usage of its deferred tax assets. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as provisions for loan and lease losses and depreciation) and tax loss carryforwards, in certain circumstances the Company may generate operating cash flow in excess of its distributions or, alternatively, the Company may be required to borrow funds to make sufficient distribution payments.

The Company’s 2025 distributions are, and will be, determined by the Company’s Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the years ended December 31, 2024, 2023 and 2022, the Company did not pay any common share distributions.

The following table presents distributions declared (on a per share basis) for the years ended December 31, 2024, 2023 and 2022 with respect to the Company’s Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2024
December 31	January 30, 2025	$3,155	$0.6572606	January 30, 2025	$2,219	$0.4921875
September 30	October 30	3,355	0.6988981	October 30	2,219	0.4921875
June 30	July 30	2,587	0.5390625	July 30	2,219	0.4921875
March 31	April 30	2,588	0.5390625	April 30	2,219	0.4921875
2023
December 31	January 30, 2024	$2,588	$0.5390625	January 30, 2024	$2,268	$0.4921875
September 30	October 30	2,587	0.5390625	October 30	2,268	0.4921875
June 30	July 31	2,588	0.5390625	July 31	2,268	0.4921875
March 31	May 1	2,587	0.5390625	May 1	2,268	0.4921875
2022
December 31	January 30, 2023	$2,587	$0.5390625	January 30, 2023	$2,268	$0.4921875
September 30	October 30	2,587	0.5390625	October 30	2,268	0.4921875
June 30	July 31	2,588	0.5390625	July 31	2,268	0.4921875
March 31	May 1	2,588	0.5390625	May 1	2,268	0.4921875

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the year ended December 31, 2024 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2024	$(4,801)
Amounts reclassified from accumulated other comprehensive loss (1)	1,598
Balance at December 31, 2024	$(3,203)

(1)
Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

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

DECEMBER 31, 2024

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

The Management Agreement’s current contract term ends on July 31, 2025 and the agreement provides for automatic one year renewals on such date and on each July 31 thereafter until terminated. The Company’s Board reviews the Manager’s performance annually. The Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of its common stock, based upon unsatisfactory performance that is materially detrimental to the Company or a determination by its independent directors that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. The Company’s Board must provide 180 days’ prior notice of any such termination. If the Company terminates the Management Agreement, the Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

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

DECEMBER 31, 2024

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the years ended December 31, 2024, 2023 and 2022, the Manager earned base management fees of $6.5 million, $6.6 million and $6.7 million, respectively. No incentive management fee was earned during year ended December 31, 2024. For the years ended December 31, 2023 and 2022, the Manager earned incentive management fees of $895,000 and $340,000, respectively, of which 50% was payable in cash and 50% was payable in common stock. At December 31, 2024 and 2023, $540,000 and $546,000, respectively, of base management fees were payable by the Company to the Manager. At December 31, 2024, no incentive management fees were payable by the Company to the Manager. At December 31, 2023, $38,000 of incentive management fees were payable by the Company to the Manager.

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

For the years ended December 31, 2024, 2023 and 2022, the Company reimbursed the Manager $4.7 million, $3.8 million and $5.1 million, respectively, for all such compensation and costs. At December 31, 2024 and 2023, the Company had payables to the Manager pursuant to the Management Agreement totaling $353,000 and $686,000, respectively, related to such compensation and costs. The Company’s base management fee payable and incentive management fee payable were recorded in management fee payable while expense reimbursements payables were recorded in accounts payable and other liabilities on the consolidated balance sheets, respectively.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

On March 13, 2025, the Company amended and restated the Promissory Note. The ACRES Loan was amended and restated to: (i) be issued by ACRES Holdings, LLC, (ii) provide for a six month option for ACRES Capital Corp. to draw an additional balance of $7.0 million, and (iii) if such option is exercised, (a) to extend the maturity to July 31, 2031, (b) increase the interest rate to 5% and (c) increase the monthly amortization to $50,000.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded interest income of $331,000, $339,000 and $348,000, respectively, on the ACRES Loan in other income on the consolidated statements of operations. At December 31, 2024 and 2023, the ACRES Loan had a principal balance of $10.7 million and $11.0 million, respectively, recorded in loan receivable - due from manager on the consolidated balance sheets. At December 31, 2024 and 2023, the ACRES loan had no interest receivable.

At December 31, 2024, the Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets.

During the year ended December 31, 2023, the Company sold one loan that had been co-originated with a joint funding agreement that had been entered into with ACRES Loan Origination, LLC, an affiliate of ACRES Capital Corp. and the Manager. No loans were co-originated during the years ended December 31, 2024 and 2023.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC (“ACRES Capital Servicing”), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing served as the special servicer of XAN 2020-RSO8, and XAN 2020-RSO9 and serves as special servicer of ACR 2021-FL1, and ACR 2021-FL2.

During the years ended December 31, 2024, 2023 and 2022, ACRES Capital Servicing received no portfolio servicing fees. During the years ended December 31, 2024, 2023 and 2022, ACRES Capital Servicing earned $328,000, $67,000 and $74,000, respectively, in special servicing fees, of which $11,000, $19,000 and $51,000 were recorded as a reduction to interest income in the consolidated statements of operations.

Relationship with ACRES Commercial Mortgage, LLC. During the year ended December 31, 2023, subsequent to approval from its Board, the Company purchased a participation for $22.5 million in one CRE whole loan from ACRES Commercial Mortgage, LLC, an affiliate of ACRES Capital Corp and the Manager. As of December 31, 2023, ACRES Commercial Mortgage, LLC was dissolved and therefore is no longer a related party.

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

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. During the years ended December 31, 2024, 2023 and 2022, $412,000, $464,000 and $22,000, respectively, in fees were earned by DevCo for services rendered under the Development Agreements.

Relationship with ACRES Share Holdings, LLC. During the years ended December 31, 2024 and 2023, the Company issued 1,911 and 69,201 shares, respectively, to ACRES Share Holdings, LLC, a subsidiary of the Manager, in connection with the incentive compensation payable to the Manager under the Management Agreement. The shares vested fully upon issuance pursuant to the Management Agreement.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

During the year ended December 31, 2024 and 2022, ACRES Share Holdings, LLC was granted 295,237 and 299,999 shares, respectively, under the Manager Plan. These shares will vest 25% for four years, on each anniversary of the issuance date. See Note 13 for additional details.

Relationship with McCallum JV. In September 2024, ACRES RF, a direct, wholly owned subsidiary, entered into a $33.7 million senior loan commitment and a $1.5 million mezzanine loan commitment with McCallum JV in which the Company holds a 50% interest. The loan has an initial maturity date of September 5, 2027, with a rate of one-month Term SOFR plus a spread of 2.75%. At December 31, 2024, the outstanding balance on the senior loan was $32.1 million, with $865,000 funded since origination. During the year ended December 31, 2024, the Company recognized $800,000 of revenue related to the senior loan, with $284,000 of accrued interest outstanding.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at either December 31, 2024 or 2023.

The Company measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying value of the assets may be impaired. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or write-downs of an asset's value due to impairment.

During the year ended December 31, 2024, the Company received one deed-in-lieu of foreclosure on a property and foreclosed on a second property that each formerly collateralized a CRE whole loan. Upon receipt, the properties were immediately contributed to joint ventures, and the Company's investment in those joint ventures are included in investments in unconsolidated entities on the consolidated balance sheet. The first property was appraised and determined to have a fair value of $20.3 million at the time of acquisition. Fair value was determined using a discounted cash flow valuation technique, with the significant unobservable inputs being an internal rate of return of 8.50% and a terminal cap rate of 7.00%. The second property was appraised and determined to have a fair value of $32.0 million at the time of acquisition. Fair value was determined using an income capitalization valuation technique, with the significant unobservable inputs being a terminal cap rate of 6.00%. The valuation of this property fell under Level 3 of the fair value hierarchy.

Additionally, during the year ended December 31, 2024, two other properties were acquired through foreclosure that each formerly collateralized a CRE whole loan. The first property was determined to have a fair value of $17.5 million at the time of acquisition and was immediately classified as a property held for sale on the Company's consolidated balance sheets. The property's value was determined from a range of offers received to purchase the property. The second property was appraised and determined to have a value of $9.8 million at the time of acquisition. Fair value was determined using an income approach valuation technique, with the significant unobservable input being a terminal cap rate of 6.25%. The valuation of these properties fell under Level 3 of the fair value hierarchy.

Additionally, during the year ended December 31, 2024, the Company reclassified one loan from CRE whole loans to Loans held for sale. The loan was transferred upon entering into a loan sale and assignment agreement in December 2024 and marked to the lower of cost or market. The loan had an outstanding par balance of $11.8 million and was written down $700,000 through the allowance for credit losses immediately prior to the reclassification. The carrying value of the loan held for sale is $11.1 million. The valuation of the loan fell under Level 3 of the fair value hierarchy.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair values of the Company’s short-term financial instruments such as cash and cash equivalents, restricted cash, accrued interest receivable, accounts payable, and other liabilities, accrued interest payable and distributions payable approximate their carrying values on the consolidated balance sheets. The fair values of the Company’s other financial assets and liabilities are estimated as follows:

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. The Company’s floating-rate CRE loans had interest rates from 7.13% to 11.63% and 7.88% to 13.96% at December 31, 2024 and 2023, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

CRE mezzanine loan. Historically, this was measured by discounting the expected remaining cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. The Company's mezzanine loan was fully reserved and had no carrying or fair value at December 31, 2024 or 2023.

Loan receivable- due from Manager. Fair value is estimated using a discounted cash flow model.

Senior notes in CRE securitizations, 5.75% Senior Unsecured Notes and junior subordinated notes. Fair values are estimated using a discounted cash flow model with implied yields based on trades for similar securities.

Senior secured financing facility, warehouse financing facilities and mortgages payable. These are variable rate debt instruments that are indexed to one-month Term SOFR that reset periodically and, as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

The fair values of the Company’s financial and non-financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands, except amount in footnotes):

		Fair Value Measurements
	Carrying Value	Fair Value(1)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2024:
Assets:
CRE whole loans	$1,454,545	$1,484,997	$—	$—	$1,484,997
Loan receivable - due from manager	10,675	8,969	—	—	8,969
Loan held for sale	11,100	11,100	—	—	11,100
Liabilities:
Senior notes in CRE securitizations	862,804	857,437	—	—	857,437
Senior secured financing facility	60,910	63,099	—	—	63,099
Warehouse financing facilities	156,739	158,266	—	—	158,266
Mortgages payable	79,556	80,113	—	—	80,113
5.75% Senior Unsecured Notes	148,814	145,485	—	—	145,485
Junior subordinated notes	51,548	40,852	—	—	40,852
At December 31, 2023:
Assets:
CRE whole loans	$1,828,336	$1,858,265	$—	$—	$1,858,265
Loan receivable - due from manager	10,975	8,598	—	—	8,598
Liabilities:
Senior notes in CRE securitizations	1,204,570	1,163,048	—	—	1,163,048
Senior secured financing facility	61,568	64,495	—	—	64,495
Warehouse financing facilities	168,588	170,861	—	—	170,861
Mortgages payable	41,786	43,779	—	—	43,779
5.75% Senior Unsecured Notes	148,140	138,795	—	—	138,795
Junior subordinated notes	51,548	38,406	—	—	38,406

(1)
The fair values reflected in the table above represent management's best estimate of the fair value of the financial instruments and have no impact on the Company's performance or cash flows.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

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

The Company historically managed its interest rate risk with interest rate swaps. Interest rate swaps are contracts between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices.

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.

The Company classified its interest rate swap contracts as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At December 31, 2024 and 2023, the Company had losses of $3.3 million and $5.0 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the years ended December 31, 2024, 2023 and 2022, the Company recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $1.7 million, $1.7 million and $1.8 million, respectively.

At December 31, 2024 and 2023, the Company had an unrealized gain of $73,000 and $164,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During each of the three years ended December 31, 2024, 2023 and 2022, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $92,000, $91,000 and $91,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following table presents the effect of the derivative instruments on the consolidated statements of operations during the years ended December 31, 2024, 2023 and 2022:

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Interest rate swap contracts, hedging	Interest expense	$(1,598)	$(1,593)	$(1,733)

(2)
Negative values indicate a decrease to the associated consolidated statements of operations line items.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

NOTE 20 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At December 31, 2024:
Warehouse financing facilities (2)	$156,739	$—	$156,739	$156,739	$—	$—
At December 31, 2023:
Warehouse financing facilities (2)	$168,588	$—	$168,588	$168,588	$—	$—

(1)
Amounts represent financial instruments pledged that are available to be offset against liability balances associated with warehouse financing facilities and repurchase agreements.
(2)
The combined fair value of securities and loans pledged against the Company’s various warehouse financing facilities and repurchase agreements was $257.0 million and $254.1 million at December 31, 2024 and 2023, respectively.

All balances associated with warehouse financing facilities are presented on a gross basis on the Company’s consolidated balance sheets.

Certain of the Company’s warehouse financing facilities are governed by underlying agreements that generally provide for a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

NOTE 21 - INCOME TAXES

The following table details the components of income taxes at the Company’s TRSs (in thousands):

	Years Ended December 31,
	2024	2023	2022
Income tax (benefit) expense:
Current:
Federal	$—	$—	$—
State	(1)	1	13
Total current	(1)	1	13
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total	$(1)	$1	$13

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

A reconciliation of the income tax expense based upon the statutory tax rate to the effective income tax rate was as follows for the Company’s TRSs for the years presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Income tax (benefit) expense:
Statutory tax	$(39)	$(70)	$(178)
State and local taxes, net of federal benefit	1,062	(42)	313
True-up of prior period tax expense	—	(6)	—
Valuation allowance	(757)	310	(64)
Other items	(267)	(191)	(58)
Total	$(1)	$1	$13

The components of deferred tax assets and liabilities were as follows for the Company’s TRSs (in thousands):

	December 31,
	2024	2023
Deferred tax assets related to:
Federal, state and local loss carryforwards	$13,794	$13,924
Amortization of intangibles	25	35
Capital loss carryforward	255	288
Equity investments	5,116	5,874
Interest expense limitation 163(j)	1,365	1,035
Total deferred tax assets	20,555	21,156
Valuation allowance	(20,551)	(21,102)
Total deferred tax assets, net of valuation allowance	$4	$54

Deferred tax liabilities related to:
Unrealized gains	$—	$(50)
Accrued expenses	(4)	(4)
Total deferred tax liabilities	$(4)	$(54)

Deferred tax assets, net	$—	$—

At December 31, 2024 and 2023, the Company had $60.9 million and $60.2 million, respectively, of gross federal and $1.3 million and $1.6 million, respectively, of gross state and local net operating loss ("NOL") carryforwards (a collective deferred tax asset of $13.8 million and $13.9 million, respectively). At December 31, 2024, $21.1 million of the NOL carryforwards have an indefinite carryforward period and $39.8 million of the NOL carryforwards begin to expire in 2044.

The Company also generated a gross capital loss carryforward of $1.0 million (tax effected expense of $203,000 at December 31, 2024) in 2021 and 2020. Due to changes in management’s focus regarding the non-core asset classes, the Company determined that it no longer expected to have sufficient forecasted taxable income to completely realize the tax benefits of the deferred tax assets at December 31, 2024 and 2023. Therefore, a full valuation allowance with a tax effected expense of $20.6 million and $21.1 million has been recorded against the net deferred tax asset at December 31, 2024 and 2023, respectively. Management will continue to assess its estimate of the amount of deferred tax assets that the Company will be able to utilize.

The Company is subject to examination by the Internal Revenue Service for calendar years including and subsequent to 2021, and is subject to examination by state and local jurisdictions for calendar years including and subsequent to 2021.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2024

NOTE 22 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. The Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at December 31, 2024.

The Company did not have any general litigation reserve at December 31, 2024 or 2023.

Other Guarantees

See description of Mortgages Payable in Note 11.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. The Company had $94.0 million and $109.4 million in unfunded loan commitments at December 31, 2024 and 2023, respectively.

NOTE 23 - SEGMENT INFORMATION

The Company's management directs operations on a consolidated basis as single operating segment, CRE lending operations. The CRE lending operations segment derives its revenues in the United States by originating, holding and managing CRE mortgage loans and related assets. Additionally, the Company may find it in its best interests to foreclose or to accept the deed-in-lieu of foreclosure on certain loans; and if the Company cannot sell the related property, the Company operates the property as real estate owned. The accounting policies of the CRE lending operations segment are the same as those described in the summary of significant accounting policies.

The chief operating decision maker ("CODM") is the ACRES management committee that includes the principals of the Manager, including the Company's President & Chief Executive Officer. The CODM uses net income, as reported on the Company's consolidated statements of operations, in evaluating performance for the CRE lending operations segment and determining how to allocate resources. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The Company's net income is primarily derived through the difference between the interest income earned on our loans and the cost at which the Company is able to finance them. Accordingly, interest expense, as reported on the Company's consolidated statements of operations, is the Company's most significant segment expense. The other significant expenses are general and administrative expenses and provision for credit losses. The measure of segment assets is reported on the consolidated balance sheets as total assets.

NOTE 24 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that, except for the subsequent events referred to in Note 6, Note 11 and Note 17, there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting is effective at December 31, 2024.

Our independent registered public accounting firm, Ernst & Young LLP, audited our internal control over financial reporting at December 31, 2024. Their report, dated March 14, 2025, expressed an unqualified opinion on our internal control over financial reporting. This report is included in this Item 9A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ACRES Commercial Realty Corp.

Opinion on Internal Control Over Financial Reporting

We have audited ACRES Commercial Realty Corp. internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ACRES Commercial Realty Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the year then ended, and the related notes and financial statement schedules listed in the Index at Item 15(a) 2. and our report dated March 14, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 14, 2025

(Back to Index)

(Back to Index)

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

JPMorgan Chase Master Repurchase Agreement

On March 14, 2025, ACRES SPE 2025-1, LLC, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement (the "2025 JPMorgan Chase Facility") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase") to finance existing CRE loans and the origination of new CRE loans. The 2025 JPMorgan Chase Facility has a maximum facility amount of $939.9 million and provides match term funding, with the facility’s maturity date set at the final maturity date of the latest maturing purchased asset. The Company paid a structuring fee to JPMorgan Chase as well as other reasonable closing costs.

The 2025 JPMorgan Chase Facility has a 24-month reinvestment period.

The 2025 JPMorgan Chase Facility includes a minimum interest coverage test and maximum look-through LTV, measured as of the closing date of the facility. There is also 24 months' call protection under the terms of the agreement.

In connection with the 2025 JPMorgan Chase Facility, the Company provided "bad act" guaranties pursuant to a guarantee agreement (the "2025 JPMorgan Chase Guarantee") where the Company is liable for 100% of the repurchase price of the purchase assets and JPMorgan Chase’s losses, costs and expenses only upon the occurrence of certain customary bad acts. The JPMorgan Chase Guarantee includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements.

The 2025 JPMorgan Chase Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of the Seller SPE or the Company; breaches of covenants and/or certain representations and warranties; and a judgment in an amount greater than $250,000 against the Seller SPE or ACRES Realty Funding or $10,000,000 against the Company. The remedies for such events of default are also customary for this type of financing arrangement and include acceleration of the principal amount outstanding under the facility and liquidation by JPMorgan of purchased assets then subject to the facility.

The foregoing description of the 2025 JPMorgan Chase Facility does not purport to be complete and is qualified in its entirety by reference to the full text of 2025 JPMorgan Chase Facility and the Company's guarantee, which have been filed with this Current Report on Form 10-K as Exhibits 99.3(a) and 99.3(b), respectively.

JPMorgan Chase Amendment

On March 14, 2025, we entered into Amendment No. 6 to Guarantee, by and between the Company and JPMorgan Chase, which makes certain amendments and modifications to the Guaranty, dated October 26, 2018 between the Company and JPMorgan Chase, as amended (the "JPM Guarantee") including but not limited to amending (capitalized terms each as defined in the JPM Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. The foregoing description of the Amendment No. 6 to Guarantee does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment No. 6 to Guarantee, which has been filed with this Current Report on Form 10-K as Exhibit 99.1(k).

Morgan Stanley Amendment

On March 14, 2025, the Company entered into Amendment No. 4 to Guaranty (the "Morgan Stanley Amendment") by and between the Company and Morgan Stanley, which makes certain amendments and modifications to the Guaranty, dated November 3, 2021 between the Company and Morgan Stanley, as amended (the "MS Guaranty") including but not limited to (capitalized terms each as defined in the MS Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. The foregoing description of the Morgan Stanley Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Morgan Stanley Amendment, which has been filed with this Current Report on Form 10-K as Exhibit 99.2(g).

(Back to Index)

(Back to Index)

Promissory Note

On March 13, 2025, the Company amended and restated the Promissory Note originally issued by ACRES Capital Corp. to ACRES Realty Funding, Inc. (formerly known as RCC Real Estate, Inc.), dated July 31, 2020 for $12 million (the “ACRES Loan”). The ACRES Loan was amended and restated to: (i) be issued by ACRES Holdings, LLC, (ii) provide for a six month option for ACRES Capital Corp. to draw an additional balance of $7.0 million, and (iii) if such option is exercised, (a) to extend the maturity to July 31, 2031, (b) increase the interest rate to 5% and (c) increase the monthly amortization to $50,000 (the “Amended and Restated Promissory Note”).

The foregoing description of the Amended and Restated Promissory Note is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Promissory Note, which is filed as Exhibit 10.6(b) hereto and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

(Back to Index)

(Back to Index)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders, to be filed on or before April 30, 2025 (“2025 Proxy Statement”), which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2025 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2025 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2025 Proxy Statement, which is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our 2025 Proxy Statement, which is incorporated herein by this reference.

(Back to Index)

(Back to Index)

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
1.
Financial Statements

See Part II - Item 8 - “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

2.
Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation

Schedule IV - Mortgage Loans on Real Estate

3.
Exhibits

Exhibit No.	Description
3.1(a)	Amended and Restated Articles of Incorporation of Resource Capital Corp. (Filed previously as an exhibit to the Company’s Registration Statement on Form S-11, Registration No. 333-126517.)
3.1(b)	Articles of Amendment to Restated Certificate of Incorporation of Resource Capital Corp. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 1, 2015.)
3.1(c)

Articles Supplementary 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.)

3.1(d)	Articles Supplementary 7.875% Series D Cumulative Redeemable Preferred Stock, as corrected. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.)
3.1(e)	Articles of Amendment, effective May 25, 2018. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.)
3.1(f)	Articles of Amendment, effective February 16, 2021. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.)
3.1(g)	Articles of Amendment, effective May 28, 2021. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.)
3.2	Fourth Amended and Restated Bylaws of ACRES Commercial Realty Corp. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (Filed previously as an exhibit to the Company’s Registration Statement on Form S-11, Registration No. 333-126517.)
4.1(b)

Form of Certificate for 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock. (Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A filed on June 9, 2014.)

4.1(c)	Form of Certificate for 7.875% Series D Cumulative Redeemable Preferred Stock. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.)
4.2(a)

Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated May 25, 2006. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

4.2(b)

Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

4.3(a)

Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated May 25, 2006. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

4.3(b)

Amendment to Amended and Restated Trust Agreement and Preferred Securities Certificate among Resource Capital Corp., Wells Fargo Bank, N.A. and the Administrative Trustees named therein, dated October 26, 2009 and effective September 30, 2009. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

4.4

Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

4.5(a)

Junior Subordinated Indenture between Resource Capital Corp. and Wells Fargo Bank, N.A., dated September 29, 2006. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

4.5(b)

Amendment to Junior Subordinated Indenture and Junior Subordinated Note due 2036 between Resource Capital Corp. and Wells Fargo Bank, N.A., dated October 26, 2009 and effective September 30, 2009. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

4.6(a)

Amended and Restated Trust Agreement among Resource Capital Corp., Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein, dated September 29, 2006. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

(Back to Index)

(Back to Index)

4.6(b)

Amendment to Amended and Restated Trust Agreement and Preferred Securities Certificate among Resource Capital Corp., Wells Fargo Bank, N.A. and the Administrative Trustees named therein, dated October 26, 2009 and effective September 30, 2009. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

4.7

Amended Junior Subordinated Note due 2036 in the principal amount of $25,774,000, dated October 26, 2009. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

4.8

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

4.9(a)	Base Indenture, dated August 16, 2021, between the Company and the Trustee. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.)
4.9(b)	First Supplemental Indenture, dated August 16, 2021, between the Company and the Trustee. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.)
4.9(c)	Form of 5.75% Senior Note due 2026 (included in Exhibit 4.9(b))
10.1(a)*

Fourth Amended and Restated Management Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 4, 2020.)

10.1(b)*

First Amendment to Fourth Amended and Restated Management Agreement, dated as of February 16, 2021, by and among ACRES Commercial Realty Corp. f/k/a Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)

10.1(c)*

Second Amendment to Fourth Amended and Restated Management Agreement, dated as of May 6, 2022, by and among ACRES Commercial Realty Corp. f/k/a Exantas Capital Corp., ACRES Capital, LLC and ACRES Capital Corp. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)

10.1 (d)*

Third Amendment to Fourth Amended and Restated Management Agreement, dated February 15, 2024, by and among ACRES Commercial Realty Corp., ACRES Capital, LLC and ACRES Capital Corp. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

10.2(a)*	Second Amended and Restated Omnibus Equity Compensation Plan. (Filed previously as an exhibit to the Company’s Proxy Statement filed on April 18, 2019.)
10.2(b)*

Amendment No. 1 to the Exantas Capital Corp. Second Amended and Restated Omnibus Equity Compensation Plan. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

10.2(c)*	Third Amended and Restated Omnibus Equity Compensation Plan. (Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.)
10.2(d)*	Form of Stock Award Agreement. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)
10.2(e)*

Form of Stock Award Agreement (for employees with Resource America, Inc. employment agreements). (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.3	Form of Indemnification Agreement. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)
10.4(a)

Loan and Servicing Agreement, dated as of July 31, 2020, among RCC Real Estate SPE Holdings LLC, as Holdings, RCC Real Estate SPE 9 LLC, as the Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party thereto, Wells Fargo Bank, National Association, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, ACRES Capital Servicing LLC, as the Portfolio Asset Servicer, and Wells Fargo Bank, National Association, as the Collateral Custodian. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 4, 2020.)

10.4(b)

First Amendment to Loan and Servicing Agreement, dated as of September 16, 2020, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association, as the Administrative Agent. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 22, 2020.)

10.4(c)

Second Amendment to Loan and Servicing Agreement, dated as of May 25, 2021, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

10.4(d)

Third Amendment to Loan and Servicing Agreement, dated as of August 16, 2021, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

10.4(e)

Fourth Amendment to Loan and Servicing Agreement, dated as of April 12, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)

10.4(f)

Fifth Amendment to Loan and Servicing Agreement, dated as of July 26, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 27, 2022.)

(Back to Index)

(Back to Index)

10.4(g)

Sixth Amendment to Loan and Servicing Agreement, dated as of August 29, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, the Lenders party thereto and Massachusetts Mutual Life Insurance Company and Wells Fargo Bank, National Association as the Administrative Agent. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 30, 2022.)

10.4(h)

Guaranty, dated as of July 31, 2020, by Exantas Capital Corp., and each of Exantas Real Estate Funding 2018-RSO6 Investor, LLC, Exantas Real Estate Funding 2019-RSO7 Investor, LLC, and Exantas Real Estate Funding 2020-RSO8 Investor, LLC, in favor of the Secured Parties. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 4, 2020.)

10.4(i)

Amended and Restated Loan and Servicing Agreement, dated as of December 22, 2022, among RCC Real Estate SPE Holdings LLC, RCC Real Estate SPE 9 LLC, Plymouth Meeting Holdings, LLC, Exantas Phili Holdings, LLC, ACRES Real Estate TRS 9 LLC, Massachusetts Mutual Life Insurance Company and ACRES Capital Servicing (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 22, 2022.)

10.4(j)

Guaranty, dated May 25, 2021 between Exantas Phili Holdings, LLC in favor of the Secured Parties. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)

10.4(k)

Guaranty, dated May 25, 2021 between 65 E. Wacker Holdings, LLC in favor of the Secured Parties. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)

10.4(l)

Guaranty, dated May 25, 2021 between Plymouth Meeting Holdings, LLC in favor of the Secured Parties. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)

10.4(m)

Pledge and Guaranty Agreement, dated August 16, 2021 between ACRES Real Estate TRS 9 LLC in favor of the Secured Parties. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)

10.4(n)

Guaranty, dated April 12, 2022 between Appleton Hotel Holdings, LLC and Appleton Hotel Leasing, LLC in favor of the Secured Parties. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)

10.5(a)

Note and Warrant Purchase Agreement, dated as of July 31, 2020, by and among Exantas Capital Corp. and the Purchasers signatory thereto. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 4, 2020.)

10.5(b)

Agreement between the Company, OCM XAN Holdings PT, LLC and the Massachusetts Mutual Life Insurance Company, dated August 18, 2021. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2021.)

10.5(c)

Amendment No. 1 to Note and Warrant Purchase Agreement, dated January 31, 2022, between ACRES Commercial Realty Corp. and the Purchasers signatory thereto. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2022.)

10.6(a)	Promissory Note, dated as of July 31, 2020, issued by ACRES Capital Corp. to RCC Real Estate, Inc. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 4, 2020.)
10.6(b)	Amendment No.1 to Promissory Note, dated March 13, 2025, between ACRES Holdings, LLC to ACRES Realty Funding, Inc.
10.7(a)*	Manager Incentive Plan. (Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.)
10.7(b)*	Form of Stock Award Agreement Under the Manager Incentive Plan. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.)
10.8*

Equity Distribution Agreement, dated October 4, 2021, by and among ACRES Commercial Realty Corp., ACRES Capital, LLC and JonesTrading Institutional Services LLC. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2021.)

10.9(a)

Building Loan Agreement, dated as of January 24, 2023 between Chapel Drive East, LLC and Oceanview Life and Annuity Company. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.)

10.9(b)	Amendment No. 1 to Building Loan Agreement, dated March 11, 2025, between Chapel Drive East, LLC and Oceanview Life and Annuity Company.
10.9(c)

Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2023.)

10.9(d)

Completion Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2023.)

10.9(e)

Carry Guaranty Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. for the benefit of Oceanview Life and Annuity Company. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2023.)

10.9(f)

Environmental Indemnity Agreement executed January 24, 2023 by Jason Pollack, Frank Dellaglio and ACRES Realty Funding, Inc. in favor of Oceanview Life and Annuity Company. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2023.)

16.1(a)	Letter from Grant Thornton LLP dated April 26, 2024. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 26, 2024.)
16.1(b)	Letter from Grant Thornton LLP dated May 8, 2024 (Filed previously as an exhibit to the Company’s Current Report on Form 8-K/A filed on May 8, 2024.)
19.1	Fifth Amended and Restated Statement of Policy Regarding Securities Trades by Personnel of ACRES Commercial Realty Corp.
21.1	List of Subsidiaries of ACRES Commercial Realty Corp.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Grant Thornton LLP.

(Back to Index)

(Back to Index)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
97.1	Policy for the Recovery of Erroneously Awarded Compensation. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)
99.1(a)

Master Repurchase Agreement for $250,000,000 between RCC Real Estate SPE 8, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated October 26, 2018. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.)

99.1(b)

First Amendment to Uncommitted Master Repurchase Agreement dated as of August 14, 2020 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

99.1(c)

Amendment No. 2 to Master Repurchase Agreement, dated September 1, 2021 between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2021.)

99.1(d)

Amendment No. 3 to Master Repurchase Agreement and Guarantee Agreement, dated October 26, 2021 between RCC Real Estate SPE 8, LLC, JPMorgan Chase Bank, National Association and ACRES Commercial Realty Corp., as guarantor (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2021.)

99.1(e)

Amendment No. 4 to Master Repurchase Agreement, dated July 21, 2023, between RCC Real Estate SPE 8, LLC and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2023.)

99.1(f)

Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.)

99.1(g)

First Amendment to Guarantee Agreement, dated May 6, 2020, between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

99.1(h)

Amendment No. 2 To Guarantee Agreement, dated October 2, 2020 between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.)

99.1(i)

Amendment No. 4 To Guarantee Agreement, dated November 17, 2022 between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2022.)

99.1(j)

Amendment No. 5 to Guarantee Agreement, dated July 21, 2023, between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2023.)

99.1(k)	Amendment No. 6 to Guarantee Agreement, dated March 14, 2025, between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association.
99.2(a)

Master Repurchase and Securities Contract Agreement between ACRES Real Estate SPE 10, LLC, as Seller, and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent, dated November 3, 2021. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

99.2(b)

First Amendment to Master Repurchase and Securities Contract Agreement, dated January 28, 2022, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2022.)

99.2(c)

Guaranty made by ACRES Commercial Realty Corp., as Guarantor, in favor of Morgan Stanley Mortgage Capital Holdings LLC, dated November 3, 2021. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

99.2(d)

Amendment No. 1 to Guaranty, dated November 18, 2022 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2022.)

99.2(e)

Amendment No. 2 to Guaranty, dated November 3, 2023 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)

99.2(f)

Amendment No. 3 to Guaranty, dated November 1, 2024 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.)

99.2(g)	Amendment No. 4 to Guaranty, dated March 14, 2025 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC.
99.3(a)	Master Repurchase Agreement between ACRES SPE 2025-1, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated March 14, 2025.
99.3(b)	Guarantee made by ACRES Commercial Realty Corp., as Guarantor, in favor of JPMorgan Chase Bank, National Association, dated March 14, 2025.
99.4	Federal Income Tax Consequences of our Qualification as a REIT.

(Back to Index)

(Back to Index)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File.

* Indicates management contracts and compensatory plans arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.

March 14, 2025	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Fentress	Chairman of the Board	March 14, 2025
ANDREW FENTRESS

/s/ Mark Fogel	President, Chief Executive Officer & Director	March 14, 2025
MARK FOGEL	(Principal Executive Officer)

/s/ Karen Edwards	Director	March 14, 2025
KAREN EDWARDS

/s/ Gary Ickowicz	Director	March 14, 2025
GARY ICKOWICZ

/s/ Steven J. Kessler	Director	March 14, 2025
STEVEN J. KESSLER

/s/ Murray S. Levin	Director	March 14, 2025
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 14, 2025
P. SHERRILL NEFF

/s/ Dawanna Williams	Director	March 14, 2025
DAWANNA WILLIAMS

/s/ David J. Bryant	Director	March 14, 2025
DAVID J. BRYANT

/s/ Eldron C. Blackwell	Senior Vice President and	March 14, 2025
ELDRON C. BLACKWELL	Chief Financial Officer
(Principal Financial Officer)

/s/ Linda M. Kilpatrick	Vice President	March 14, 2025
LINDA M. KILPATRICK	Chief Accounting Officer and Controller
(Principal Accounting Officer)

(Back to Index)

(Back to Index)

SCHEDULE II

ACRES Commercial Realty Corp.

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charge to Expense	Loans Charged off/Recovered	Balance at End of Period
Allowance for credit losses:
Year Ended December 31, 2024	$28,757	$4,790	$(700)	$32,847
Year Ended December 31, 2023	$18,803	$10,902	$(948)	$28,757
Year Ended December 31, 2022	$8,805	$12,295	$(2,297)	$18,803

(Back to Index)

(Back to Index)

SCHEDULE III

ACRES Commercial Realty Corp.

Real Estate and Accumulated Depreciation

(in thousands)

		Initial Cost to Company			Gross Amount of Which Carried at Close of Period
	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition - Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Latest Statements of Operations is Computed
Hotel property, Northeast region (held for sale) (1)(2)(3)	$16,567	$—	$30,944	$6,447	$—	$37,391	$37,391	$(2,823)	2000	November 2020	N/A
Unimproved land, Northeast region	N/A	14,203	—	2,204	14,203	2,204	16,407	—	N/A	November 2021	N/A
Student housing property, Southeast region (held for sale) (1)	80,113	15,976	19,114	85,785	15,976	104,899	120,875	(1,367)	2003/2024	April 2022	N/A
Hotel property, East North Central region (3)(4)	16,921	—	51,353	5,413	—	56,766	56,766	(5,578)	1982	April 2022	36.0 years
Office property, East North Central region (held for sale) (1)(2)	N/A	—	20,900	—	—	20,900	20,900	—	1896	June 2023	N/A
Office property, Southwest region (held for sale) (1)	—	—	18,299	(298)	—	18,001	18,001	—	1987	July 2024	N/A
Multifamily property, Southeast region (4)	—	979	8,090	23	979	8,113	9,092	(78)	1938	August 2024	40.0 years
Total	$113,601	$31,158	$148,700	$99,574	$31,158	$248,274	$279,432	$(9,846)

(1)
The property is being held for sale and is evaluated at the lower of cost or fair value.
(2)
The property was acquired through a deed in lieu of foreclosure transaction.
(3)
The property is included as collateral on our senior secured financing facility.
(4)
The life on which depreciation in latest statements of operations is computed was calculated as the weighted average of the useful lives of the building, site improvements and tenant improvements, which comprise the investments in the properties.

(Back to Index)

(Back to Index)

SCHEDULE III

ACRES Commercial Realty Corp.

Real Estate and Accumulated Depreciation - (Continued)

(in thousands)

The following table rolls forward our gross investments in real estate and the related accumulated depreciation:

	Years Ended December 31,
	2024	2023	2022
Investments in Real Estate:
Balance at beginning of period	$219,943	$158,760	$75,989
Additions during period:
Acquisitions through deed-in-lieu of foreclosure	—	20,900	13,442
Acquisitions through foreclosure	27,368	—	-
Other acquisitions	—	—	86,444
Improvements, etc.	45,015	53,761	731
Deductions during period:
Other	(12,894)	(13,478)	(17,846)
Balance at close of period	$279,432	$219,943	$158,760

Accumulated Depreciation:
Balance at beginning of period	$(7,865)	$(3,464)	$(1,204)
Additions during period:
Depreciation expense	(2,747)	(4,401)	(2,260)
Deductions during period:
Other	766	-	-
Balance at close of period	$(9,846)	$(7,865)	$(3,464)

(Back to Index)

(Back to Index)

SCHEDULE IV

ACRES Commercial Realty Corp.

Mortgage Loans on Real Estate

At December 31, 2024

(in thousands, except amounts in footnotes)

Type of Loan/ Borrower	Description / Location	Interest Payment Rates (1)	Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens	Face Amount of Loans	Net Carrying Amount of Loans(4)	Principal Amount of Loans Subject to Delinquent Principal or Interest
CRE whole loans:
CRE whole loans in excess of 3% of the carrying amount of total loans
Borrower A (5)	Multifamily/Rock Hill, SC	1M BR + 3.41% | FLOOR 0.10%	2025	I/O	—	$73,760	$73,760	$70,760
Borrower B	Multifamily/Tampa, FL	1M BR + 3.01% | FLOOR 0.10%	2025	I/O	—	$55,150	$55,150	—
Borrower C	Multifamily/Tempe, AZ	1M BR + 3.70% | FLOOR 2.00%	2026	I/O	—	$53,250	$53,118	—
Borrower D (6)	Multifamily/Tempe, AZ	1M BR + 3.26% | FLOOR 2.50%	2027	I/O	—	$48,577	$48,577	—
Borrower E	Multifamily/Cincinnati, OH	1M BR + 3.65% | FLOOR 0.25%	2025	I/O	—	$47,270	$47,187	—
Borrower F	Office/New York, NY	1M BR + 5.75% | FLOOR 2.16%	2025	I/O	—	$46,533	$46,416	—
Borrower G	Office/Oakland, CA	1M BR + 2.50% | FLOOR 2.25%	2025	I/O	—	$44,889	$44,889	—
Borrower H	Multifamily/Atlanta, GA	1M BR + 3.31% | FLOOR 0.20%	2027	I/O	—	$44,873	$44,873	—
Borrower I	Multifamily/Prescott, AZ	1M BR + 3.11% | FLOOR 0.10%	2025	I/O	—	$44,658	$44,552	—
Borrower J	Multifamily/Houston, TX	1M BR + 3.20% | FLOOR 0.10%	2025	I/O	—	$44,402	$44,389	—
CRE whole loans less than 3% of the carrying amount of total loans
CRE whole loans (7)	Multifamily/Diversified	1M BR + 2.75% - 4.36% FLOOR 0.05% - 4.00%	2025-2027	I/O & P/I	—	732,672	731,785	—
CRE whole loans (7)(8)	Office/Diversified	1M BR + 3.31% - 5.50% FLOOR 0.10% - 3.50%	2025-2030	I/O & P/I	—	155,099	154,407	5,614
CRE whole loans	Hotel/Diversified	1M BR + 5.00% - 7.00% FLOOR 3.00% - 3.02%	2026	I/O	—	57,365	57,148	—
CRE whole loans	Self-Storage/Diversified	1M BR + 3.96% - 5.50% FLOOR 0.10% - 4.50%	2025-2026	I/O	—	36,499	36,441	—
Total CRE whole loans						1,484,997	1,482,692	76,374

Mezzanine loans:
Mezzanine loans less than 3% of the carrying amount of total loans
Mezzanine loans (9)(10)	Various/Diversified	10.00%	2028			42,772	4,700	42,772
Total mezzanine loans						42,772	4,700	42,772
Total loans						1,527,769	1,487,392	119,146
Allowance for credit losses							(32,847)
Total loans, net							$1,454,545

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

(Back to Index)

SCHEDULE IV

ACRES Commercial Realty Corp.

Mortgage Loans on Real Estate - (Continued)

At December 31, 2024

(in thousands)

(4)
The net carrying amount of loans includes an individually determined allowance for credit losses of $4.7 million and a general allowance for credit losses of $28.1 million at December 31, 2024.
(5)
Includes a mezzanine loan of $3.0 million at par and amortized cost that has a fixed rate of 15.00%.
(6)
Includes a mezzanine loan of $477,000 at par and amortized cost that has a fixed rate of 15.00%.
(7)
Includes four multifamily loans and three office loans with total par of $132.0 million that are amortizing loans.
(8)
Maturity dates exclude one office loan in maturity default at December 31, 2024.
(9)
Includes one mezzanine loan with a par of $4.7 million that had an individually determined reserve of $4.7 million.
(10)
Includes one mezzanine loan with a par of $38.1 million and a carrying value of zero in default at December 31, 2024.

The following table reconciles our CRE loans carrying amounts for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$1,828,336	$2,038,787	$1,873,746
Additions during the period:
New loans originated or acquired	19,501	62,968	523,259
Funding of existing loan commitments	34,319	45,749	66,296
Amortization of loan origination and extension fees and loan origination costs, net	5,927	7,539	8,189
(Provision for) reversal of credit losses, net	(4,790)	(10,902)	(12,295)
Loans charged-off	700	948	2,297
Capitalized interest and loan acquisition costs	—	—	—

Deductions during the period:
Payoff, paydown and sale of loans	(377,583)	(293,158)	(399,550)
Deed in lieu of foreclosure	(37,705)	(22,797)	(14,000)
Reclassification to loan held for sale	(11,800)	—	—
Capitalized origination and extension fees	(2,360)	(798)	(6,858)
Loss on discounted payoff	—	—	(2,297)
Balance at end of year	$1,454,545	$1,828,336	$2,038,787

(Back to Index)