Form 10-Q
period 2025-03-31
ACRES Commercial Realty Corp.
filed 2025-05-08
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of outstanding shares of the registrant’s common stock on May 5, 2025 was 7,394,194 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1. FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$66,037	$56,713
Restricted cash	657	890
Accrued interest receivable	16,004	14,655
CRE loans	1,377,539	1,487,392
Less: allowance for credit losses	(31,130)	(32,847)
CRE loans, net	1,346,409	1,454,545
Loan receivable - due from Manager	10,600	10,675
Loan held for sale	—	11,100
Investments in unconsolidated entities	23,570	21,857
Properties held for sale	201,164	201,125
Investments in real estate	77,143	76,608
Right of use assets	19,803	19,911
Intangible assets	6,885	6,988
Other assets	11,674	6,400
Total assets	$1,779,946	$1,881,467
LIABILITIES (2)
Accounts payable and other liabilities	$13,036	$11,817
Management fee payable - related party	1,082	540
Accrued interest payable	2,221	6,958
Borrowings	1,271,070	1,360,371
Lease liabilities	45,415	45,259
Distributions payable	3,547	3,607
Accrued tax liability	1	27
Liabilities held for sale	3,125	3,226
Total liabilities	1,339,497	1,431,805
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,507,857 and 4,507,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 7,413,816 and 7,634,004 shares issued and outstanding (including 574,538 and 574,538 unvested restricted shares)	7	8
Additional paid-in capital	1,159,019	1,162,581
Accumulated other comprehensive loss	(2,810)	(3,203)
Distributions in excess of earnings	(726,127)	(720,268)
Total stockholders’ equity	430,099	439,128
Non-controlling interests	10,350	10,534
Total equity	440,449	449,662
TOTAL LIABILITIES AND EQUITY	$1,779,946	$1,881,467

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	March 31, 2025(3)	December 31, 2024
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$—	$190
Accrued interest receivable	—	10,733
CRE loans, pledged as collateral (4)	—	1,115,163
Loan held for sale	—	9,469
Other assets	—	117
Total assets of consolidated VIEs	$—	$1,135,672
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$—	$73
Accrued interest payable	—	2,111
Borrowings	—	862,804
Total liabilities of consolidated VIEs	$—	$864,988

(3)
There were no consolidated VIEs at March 31, 2025.
(4)
Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

.ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
REVENUES
Interest income:
CRE loans	$28,469	$41,866
Other	257	745
Total interest income	28,726	42,611
Interest expense	23,123	31,251
Net interest income	5,603	11,360
Real estate income	11,366	7,371
Other revenue	33	37
Total revenues	17,002	18,768
OPERATING EXPENSES
General and administrative	3,159	3,255
Real estate expenses	13,342	9,531
Management fees - related party	1,631	1,627
Equity compensation - related party	815	477
Corporate depreciation and amortization	18	8
(Reversal of) provision for credit losses, net	(1,717)	4,896
Total operating expenses	17,248	19,794
	(246)	(1,026)
OTHER (EXPENSE) INCOME
Equity in losses of unconsolidated subsidiaries	(492)	—
Gain on conversion of real estate	—	5,835
Other income	84	115
Total other (expense) income	(408)	5,950
(LOSS) INCOME BEFORE TAXES	(654)	4,924
Income tax expense	(76)	—
NET (LOSS) INCOME	(730)	4,924
Net income allocated to preferred shares	(5,313)	(4,822)
Carrying value in excess of consideration paid for preferred shares	—	242
Net loss allocable to non-controlling interest, net of taxes	184	212
NET (LOSS) INCOME ALLOCABLE TO COMMON SHARES	$(5,859)	$556
NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(0.80)	$0.07
NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(0.80)	$0.07
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	7,362,236	7,754,130
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	7,362,236	8,033,813

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net (loss) income	$(730)	$4,924
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in interest expense	393	397
Total other comprehensive income	393	397
Comprehensive (loss) income before allocation to preferred shares	(337)	5,321
Net loss allocated to non-controlling interests shares	184	212
Carrying value in excess of consideration paid for preferred shares	—	242
Net income allocated to preferred shares	(5,313)	(4,822)
Comprehensive (loss) income allocable to common shares	$(5,466)	$953

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2024	7,634,004	$8	$5	$5	$1,162,581	$(3,203)	$(720,268)	$439,128	$10,534	$449,662
Purchase and retirement of common stock	(220,188)	(1)	—	—	(4,377)	—	—	(4,378)	—	(4,378)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	815	—	—	815	—	815
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(546)	(546)	(184)	(730)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(5,313)	(5,313)	—	(5,313)
Amortization of terminated derivatives	—	—	—	—	—	393	—	393	—	393
Balance, March 31, 2025	7,413,816	$7	$5	$5	$1,159,019	$(2,810)	$(726,127)	$430,099	$10,350	$440,449

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

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(730)	$4,924
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Reversal of) provision for credit losses, net	(1,717)	4,896
Depreciation, amortization and accretion	4,321	1,563
Amortization of stock-based compensation	815	477
Gain on conversion of real estate	—	(5,835)
Equity in losses of unconsolidated subsidiaries	492	—
Changes in operating assets and liabilities	(7,745)	(2,690)
Net cash (used in) provided by operating activities	(4,564)	3,335
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal fundings of CRE loans	(26,515)	(11,406)
Principal payments received on CRE loans	115,940	80,770
Proceeds from sale of CRE loans	31,730	—
Investments in real estate	(1,237)	(14,543)
Investments in unconsolidated entities	(2,204)	—
Purchases of furniture and fixtures	(54)	—
Principal payments received on loan - due from Manager	75	50
Net cash provided by investing activities	117,735	54,871
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(4,377)	(2,068)
Repurchase of preferred stock	—	(2,157)
Proceeds from borrowings:
Warehouse financing facilities and repurchase agreements	—	19,260
Mortgages payable	—	9,130
Term reinvestment financing facility	907,601	—
Payments on borrowings:
Securitizations	(865,078)	(58,556)
Warehouse financing facilities and repurchase agreements	(116,986)	(22,391)
Term reinvestment financing facility	(16,504)	—
Payment of debt issuance costs	(3,363)	—
Proceeds received from non-controlling interests	—	180
Distributions paid on preferred stock	(5,373)	(4,855)
Net cash used in financing activities	(104,080)	(61,457)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	9,091	(3,251)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	57,603	91,886
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$66,694	$88,635

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company’s core assets are consolidated through its investment in ACRES Realty Funding, Inc. ("ACRES RF"), a wholly-owned subsidiary that holds CRE loans, CRE-related securities and investments in CRE securitizations, which are consolidated as variable interest entities ("VIEs") as discussed in Note 3, and special purpose entities.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and within the period of financial results. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include, but are not limited to, the net realizable and fair values of the Company’s investments, the estimated useful lives used to calculate depreciation, the expected lives over which to amortize premiums and accrete discounts, reversals of or provisions for expected credit losses and the disclosure of contingent liabilities.

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

March 31, 2025

(unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$66,037	$84,600
Restricted cash	657	4,035
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$66,694	$88,635

Investments in Real Estate

The Company depreciates investments in real estate and amortizes related intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	1 to 39 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures and equipment	1 to 12 years
Right of use assets	3 to 99 years
Intangible assets	3 months to 18 years
Lease liabilities	Shorter of lease term or expected useful life

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $20.4 million) at March 31, 2025, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

Recent Accounting Standards

Accounting Standards to be Adopted in Future Periods

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the transparency of income tax disclosures. This guidance is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is in the process of evaluating the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

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

March 31, 2025

(unaudited)

The Company is in the process of evaluating the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

NOTE 3 - VARIABLE INTEREST ENTITIES

The Company has evaluated its loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes), securitizations, guarantees and other financial contracts in order to determine if they are variable interests in variable interest entities ("VIEs"). The Company regularly monitors these legal interests and contracts and, to the extent it has determined that it has a variable interest, analyzes the related entity for potential consolidation.

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of two VIEs at December 31, 2024 (collectively, the "Consolidated VIEs"). In March 2025, the Company exercised the optional redemption on both VIEs.

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the three months ended March 31, 2025 and 2024, the Company did not provide any financial support to either of its Consolidated VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to either of its Consolidated VIEs.

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

March 31, 2025

(unaudited)

Investments in Unconsolidated Entities (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIEs' economic performance and (ii) the obligation to absorb the losses of the VIEs or the right to receive the benefits from the VIEs, which could be significant to the VIEs. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at March 31, 2025 and December 31, 2024. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of both Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), with a value of $1.5 million in the aggregate, or 3.0% of each trust, at March 31, 2025 and December 31, 2024. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

7720 McCallum JV, LLC

In September 2024, the Company contributed $574,000 as well as its net interest in a multifamily unit property located in the Southwest region to form a joint venture (the "McCallum JV") with an unrelated third-party ("McCallum Managing Member"). The McCallum Managing Member is responsible for the day-to-day operations of the McCallum JV. The Company determined the McCallum JV to be a VIE for which it was not the primary beneficiary because it did not have the power to direct the activities most significant to the McCallum JV, as the Company does not have unilateral kick-out rights or substantive participating rights. The Company accounts for its investment in the McCallum JV as an equity method investment within investments in unconsolidated entities in its consolidated financial statements.

Upon formation of the McCallum JV, the McCallum JV took ownership of the multifamily property subject to a related CRE loan payable to the Company which was novated to allow the McCallum JV to replace the original obligor who was experiencing financial difficulty. The $31.5 million CRE loan has an initial maturity date of September 5, 2027 and bears interest at a rate of one-month Term Secured Overnight Financing Rate ("Term SOFR") and a spread of 2.75%. There were no other changes to the terms of the loan. The McCallum JV also entered into a $1.5 million mezzanine loan commitment with the Company, of which $94,000 was funded at March 31, 2025.

Pacmulti Affiliates, LLC

In March 2025, the Company contributed $200,000 as well as its net interest in a multifamily unit property located in the Mid-Atlantic region to form a joint venture (the "Pacmulti JV") with an unrelated third-party ("Pacmulti Managing Member"). The Pacmulti

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

Managing Member is responsible for the day-to-day operations of the Pacmulti JV. The Company determined the Pacmulti JV to be a VIE for which it was not the primary beneficiary because it did not have the power to direct the activities most significant to the Pacmulti JV, as the Company does not have unilateral kick-out rights or substantive participating rights. The Company accounts for its investment in the Pacmulti JV as an equity method investment within investments in unconsolidated entities in its consolidated financial statements.

Upon formation of the Pacmulti JV, the Pacmulti JV took ownership of the multifamily property subject to a related CRE loan payable to the Company which was novated to allow the Pacmulti JV to replace the original obligor who was experiencing financial difficulty. The $70.8 million CRE loan has an initial maturity date of May 5, 2030 and bears interest at a rate of one-month Term SOFR and a spread of 3.41%. There were no other changes to the terms of the loan. The Pacmulti JV also entered into a $13.5 million mezzanine loan commitment with the Company, of which $6.7 million was funded at March 31, 2025.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at March 31, 2025 (in thousands):

	Unsecured Junior Subordinated Debentures	65 E Wacker Joint Venture, LLC	7720 McCallum JV, LLC	Pacmulti Affiliates, LLC	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$11	$—	$—	$—	$11	$—
Investments in unconsolidated entities	1,548	21,974	(152)	200	23,570	23,570
Total assets	1,559	21,974	(152)	200	23,581

LIABILITIES
Accrued interest payable	371	—	—	—	371	N/A
Borrowings	51,548	—	—	—	51,548	N/A
Total liabilities	51,919	—	—	—	51,919
Net (liability) asset	$(50,360)	$21,974	$(152)	$200	$(28,338)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Supplemental cash flows:
Interest expense paid in cash	$23,752	$32,045
Income taxes paid in cash	178	83
Non-cash investing activities include the following:
Transfer of whole loans to investments in real estate	$—	$20,123
Transfer of investment in real estate to investment in unconsolidated entities	—	(20,123)
Non-cash financing activities include the following:
Incentive compensation paid in common stock	$—	$19
Distributions on preferred stock accrued but not paid	3,547	3,229
Capitalized interest	—	643

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s CRE loans held for investment by asset type (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At March 31, 2025:
Whole loans (5)(6)(7)	46	$1,360,391	$(2,102)	$1,358,289	$(26,098)	$1,332,191	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	April 2025 to May 2030
Mezzanine loans (5)	2	19,700	(450)	19,250	(5,032)	14,218	10.00% to 15.00%	April 2026 to June 2028
Total		$1,380,091	$(2,552)	$1,377,539	$(31,130)	$1,346,409

At December 31, 2024:
Whole loans (5)(6)(7)	52	$1,484,997	$(2,305)	$1,482,692	$(28,147)	$1,454,545	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2025 to January 2030
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,489,697	$(2,305)	$1,487,392	$(32,847)	$1,454,545

(1)
Amounts include unamortized loan origination fees of $1.4 million and $1.3 million and deferred amendment fees of $1.1 million and $985,000 at March 31, 2025 and December 31, 2024, respectively.
(2)
References to ("1M Term SOFR") are one-month Term SOFR. Weighted-average one-month Term SOFR were 4.37% and 4.58% at March 31, 2025 and December 31, 2024, respectively. Additionally, weighted-average benchmark rate floors were 1.05% and 0.97% at March 31, 2025 and December 31, 2024, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude five and one whole loans, with amortized costs of $140.1 million and $5.6 million, in maturity default at March 31, 2025 and December 31, 2024, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at March 31, 2025 and December 31, 2024.
(6)
CRE whole loans had $84.0 million and $94.0 million in unfunded loan commitments at March 31, 2025 and December 31, 2024, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained.
(7)
Includes three mezzanine loans of $8.9 million, at amortized cost, with two having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at March 31, 2025. Includes two mezzanine loans of $3.5 million, at amortized cost, that have fixed interest rates of 15.0% at December 31, 2024.

The following is a summary of the Company’s CRE loans held for investment by property type and geographic location (dollars in thousands):

	March 31, 2025		December 31, 2024
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Multifamily	$1,033,651	76.8%	$1,125,564	77.4%
Office	241,082	17.9%	236,409	16.2%
Hotel	56,350	4.2%	56,384	3.9%
Self-Storage	15,326	1.1%	36,188	2.5%
Total	$1,346,409	100%	$1,454,545	100%

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

	March 31, 2025		December 31, 2024
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Southwest	$348,649	25.8%	$364,544	25.0%
Mountain	251,944	18.7%	278,654	19.2%
Southeast	216,830	16.1%	239,986	16.5%
Northeast	158,524	11.8%	155,352	10.7%
Pacific	147,971	11.0%	146,652	10.1%
Mid Atlantic	135,347	10.1%	183,075	12.6%
East North Central	47,113	3.5%	46,459	3.2%
West North Central	40,031	3.0%	39,823	2.7%
Total	$1,346,409	100%	$1,454,545	100%

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2025	2026	2027 and Thereafter	Total
At March 31, 2025:
Whole loans (1)	$595,635	$322,675	$299,888	$1,218,198
Mezzanine loans	—	14,550	4,700	19,250
Total CRE loans (2)	$595,635	$337,225	$304,588	$1,237,448

Description	2025	2026	2027 and Thereafter	Total
At December 31, 2024:
Whole loans (1)	$1,080,501	$198,982	$197,595	$1,477,078
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$1,080,501	$198,982	$202,295	$1,481,778

(1)
Maturity dates exclude five and one whole loans, with amortized costs of $140.1 million and $5.6 million, in maturity default at March 31, 2025 and December 31, 2024, respectively.
(2)
At March 31, 2025, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options were $100.9 million, $458.9 million, and $658.4 million in 2025, 2026 and 2027 and thereafter, respectively. At December 31, 2024, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $101.2 million, $555.5 million and $820.4 million in 2025, 2026 and 2027 and thereafter, respectively.

At March 31, 2025 and December 31, 2024, no single loan or investment represented more than 10% of the Company’s total assets, and no single investment group generated over 10% of the Company’s revenue.

Loan Held For Sale

At December 31, 2024, the Company had one CRE whole loan with a fair value of $11.1 million held for sale. The loan was transferred upon entering into a loan sale and assignment agreement in December 2024 and marked to the lower of cost or market. The loan had an outstanding par balance of $11.8 million and was written down by $700,000 through the allowance for credit losses immediately prior to the reclassification. The sale of the loan was completed in January 2025.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the three months ended March 31, 2025 and the year ended December 31, 2024 (in thousands):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Allowance for credit losses at beginning of period	$32,847	$28,757
(Reversal of) provision for credit losses	(1,717)	4,790
Charge-offs	—	(700)
Allowance for credit losses at end of period	$31,130	$32,847

During the three months ended March 31, 2025, the Company recorded a reversal of expected credit losses of $1.7 million, primarily attributable to loan payoffs and qualitative adjustments to macroeconomic factors.

At both March 31, 2025 and December 31, 2024, the Company individually evaluated one mezzanine loan for impairment. The loan was collateralized by an office building in the Northeast region and had a principal balance of $4.7 million at both March 31, 2025 and December 31, 2024. The Company fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at March 31, 2025. The loan entered payment default in February 2023 and has been placed on nonaccrual status.

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

March 31, 2025

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At March 31, 2025:
Whole loans	$27,816	$453,121	$493,214	$378,524	$5,614	$1,358,289
Mezzanine loans	—	14,550	—	—	4,700	19,250
Total	$27,816	$467,671	$493,214	$378,524	$10,314	$1,377,539

At December 31, 2024:
Whole loans	$27,869	$565,968	$503,125	$380,116	$5,614	$1,482,692
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$27,869	$565,968	$503,125	$380,116	$10,314	$1,487,392

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $16.0 million and $14.6 million at March 31, 2025 and December 31, 2024, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2025 (1)	2024 (2)	2023	2022	2021	Prior	Total (3)
At March 31, 2025:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	$27,816	$—	$27,816
Rating 2	—	19,527	48,607	—	315,115	69,872	453,121
Rating 3	—	—	—	298,749	183,430	11,035	493,214
Rating 4	77,412	83,734	15,825	85,750	70,914	44,889	378,524
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	77,412	103,261	64,432	384,499	597,275	131,410	1,358,289
Mezzanine loans:
Rating 2	14,550	—	—	—	—	—	14,550
Rating 5	—	—	—	—	—	4,700	4,700
Total mezzanine loans	14,550	—	—	—	—	4,700	19,250
Total loans	$91,962	$103,261	$64,432	$384,499	$597,275	$136,110	$1,377,539
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2024 (2)	2023	2022	2021	2020	Prior	Total (3)
At December 31, 2024:
Whole loans: (4)
Rating 1	$—	$—	$—	$27,869	$—	$—	$27,869
Rating 2	19,023	48,106	46,416	382,195	56,284	13,944	565,968
Rating 3	—	—	249,907	242,155	—	11,063	503,125
Rating 4	80,672	15,811	85,004	153,740	—	44,889	380,116
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	99,695	63,917	381,327	805,959	56,284	75,510	1,482,692
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$99,695	$63,917	$381,327	$805,959	$56,284	$80,210	$1,487,392
Current Period Gross Write-Offs	$—	$—	$—	$(700)	$—	$—	$(700)

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

(1)
Includes one novated CRE whole loan that resulted from a loan workout.
(2)
Includes two novated CRE whole loans that resulted from loan workouts.
(3)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $16.0 million and $14.6 million at March 31, 2025 and December 31, 2024, respectively.
(4)
Acquired CRE whole loans are grouped within each loan’s year of origination.

The Company has one additional mezzanine loan that was included in other assets held for sale, and that loan had no carrying value at both March 31, 2025 and December 31, 2024.

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis at the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current (1)	Total Loans Receivable (2)	Total Loans > 90 Days and Accruing
At March 31, 2025:
Whole loans	$44,401	$56,355	$5,614	$106,370	$1,251,919	$1,358,289	$—
Mezzanine loans (3)	—	—	4,700	4,700	14,550	19,250	—
Total	$44,401	$56,355	$10,314	$111,070	$1,266,469	$1,377,539	$—

At December 31, 2024:
Whole loans	$—	$70,760	$5,614	$76,374	$1,406,318	$1,482,692	$—
Mezzanine loan (3)	—	—	4,700	4,700	—	4,700	—
Total	$—	$70,760	$10,314	$81,074	$1,406,318	$1,487,392	$—

(1)
Includes one CRE whole loan with an amortized cost of $33.7 million in maturity default at March 31, 2025.
(2)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $16.0 million and $14.6 million at March 31, 2025 and December 31, 2024, respectively.
(3)
Includes one loan, with a total amortized cost of $4.7 million, that was fully reserved at both March 31, 2025 and December 31, 2024.

At March 31, 2025 and December 31, 2024, the Company had five and two CRE whole loans, with total amortized costs of $140.1 million and $76.4 million, respectively, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

During the three months ended March 31, 2025, the Company did not recognize interest income on CRE whole loans that were placed on nonaccrual status. During the three months ended March 31, 2024, the Company recognized interest income of $134,000 on one CRE whole loan that was placed on nonaccrual status.

Loan Modifications

The Company is required to disclose modifications where it determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the three months ended March 31, 2025, the Company did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

During the three months ended March 31, 2024, the Company entered into the following two loan modifications that required disclosure:

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

•
A multifamily loan with an amortized cost of $53.6 million, representing 3.9% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.70% to one-month Term SOFR plus a spread of 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $45.1 million, representing 3.3% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.

These loans were performing in accordance with the modified contractual terms as of March 31, 2025. At March 31, 2025, one of these loans, with an amortized cost of $53.6 million, had a risk rating of "4" and the other loan, with an amortized cost of $45.1 million, had a risk rating of "3". Loans with a risk rating of "3" and "4" are included in the determination of the Company's general CECL reserves.

NOTE 7 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

At March 31, 2025, the Company held investments in seven real estate properties, three of which are included in investments in real estate, and four of which are included in properties held for sale on the consolidated balance sheet.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

The following table summarizes the book value of the Company’s acquired assets and assumed liabilities (in thousands, except amounts in the footnotes):

	March 31, 2025			December 31, 2024
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$83,351	$(6,208)	$77,143	$82,265	$(5,657)	$76,608
Right of use assets (2)(3)	20,064	(841)	19,223	20,064	(759)	19,305
Intangible assets (4)	9,833	(2,948)	6,885	9,833	(2,845)	6,988
Subtotal	113,248	(9,997)	103,251	112,162	(9,261)	102,901

Investments in real estate from lending activities:
Properties held for sale (5)	201,164	—	201,164	201,125	—	201,125
Total	314,412	(9,997)	304,415	313,287	(9,261)	304,026

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	76,391	3,121	79,512	76,631	2,925	79,556
Other liabilities	41	(41)	—	41	(29)	12
Lease liabilities (3)(6)	44,788	—	44,788	44,606	—	44,606
Subtotal	121,220	3,080	124,300	121,278	2,896	124,174

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,125	—	3,125	3,226	—	3,226
Total	124,345	3,080	127,425	124,504	2,896	127,400

Total net investments in real estate and properties held for sale (8)	$190,067		$176,990	$188,783		$176,626

(1)
Includes $15.2 million of land, which is not depreciable, at both March 31, 2025 and December 31, 2024. Also includes $3.9 million and $3.2 million of construction in progress, which is also not depreciable until placed in service, at March 31, 2025 and December 31, 2024, respectively.
(2)
Primarily comprised an $18.6 million right of use asset, at both March 31, 2025 and December 31, 2024, associated with the ground lease disclosed at footnote (6) below as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally, the Company has an operating lease with a value of $355,000 and $367,000 at March 31, 2025 and December 31, 2024, respectively, associated with a parking lease.
(3)
Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)
Primarily comprised of a franchise intangible of $4.0 million and $4.1 million, a management contract intangible of $2.7 million and $2.8 million, in-place leases of $197,000 and $68,000 and a customer list intangible of $186,000 and $371,000, at March 31, 2025 and December 31, 2024, respectively.
(5)
At March 31, 2025 and December 31, 2024, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, an office property acquired via deed-in-lieu of foreclosure in June 2023, a newly constructed multi-family property placed in service in September 2024 and an office complex acquired in July 2024.
(6)
Primarily comprised of a $44.1 million ground lease with a remaining term of 91 years at March 31, 2025. Lease expense was $700,000 and $680,000 for the three months ended March 31, 2025 and 2024, respectively.
(7)
Comprised of an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers to the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining. At March 31, 2025, 91 years remain in its term.

In December 2024, the Company entered into a parking lease at an asset acquired by the Company in August 2024. The parking lease allows the Company to have access to a designated amount of parking spots adjacent to the building which the Company operates. The lease payments increase 2.00% per year until 2123, or a 99-year lease. At March 31, 2025, 99 years remain in its term.

The following table summarizes the expenses of intangible assets, right of use assets and leases related to investments in real estate and other acquired assets and assumed liabilities (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Assets:
Amortization related to intangible assets	$103,000	$243,000
Amortization related to right of use assets	80,000	51,000
Liabilities:
Accretion related to ground lease liability	$651,000	$629,000
Lease payments	532,000	439,000

The following table summarizes the Company's expected fiscal year amortization expense on its intangible lease assets (in thousands):

Amortization Expense
Remainder of 2025	$664,000
2026	835,000
2027	756,000
2028	748,000
2029	748,000
2030	748,000
Total	$4,499,000

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

The following table summarizes the Company’s operating leases (in thousands):

	March 31, 2025	December 31, 2024
Operating Leases:
Right of use assets	$580	$606
Lease liabilities	$(627)	$(653)

Weighted average remaining lease term:	4.5 years	4.7 years
Weighted average discount rate (1):	8.70%	8.70%

(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

The following table summarizes the Company’s operating lease costs and cash payments for the periods presented (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Lease Cost:
Operating lease cost	$40	$40

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$39	$38

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2025	$162
2026	166
2027	170
2028	174
2029	131
Thereafter	—
Subtotal	803
Less: impact of discount	(176)
Total	$627

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at March 31, 2025 and December 31, 2024 and equity in earnings of unconsolidated entities for the three months ended March 31, 2025 and 2024 (dollars in thousands, except in the footnotes):

				Earnings (Losses) of Unconsolidated Entities
	Ownership %			For the Three Months Ended March 31,
	at March 31, 2025	March 31, 2025	December 31, 2024	2025	2024
Investments in RCT I and II (1)	3%	$1,548	$1,548	$—	$—
65 E. Wacker Joint Venture, LLC (2)	90%	21,974	20,157	(188)	—
7720 McCallum JV, LLC (3)	50%	(152)	152	(304)	—
Pacmulti Affiliates JV, LLC (4)	50%	200	—	—	—
Total		$23,570	$21,857	$(492)	$—

(1)
During the three months ended March 31, 2025 and 2024, dividends from the investments in RCT I's and RCT II's common shares in the amounts of $33,000 and $37,000 , respectively, are recorded in other revenue on the Company's consolidated statements of operations.
(2)
Refer to Note 3 for details regarding the Wacker JV.
(3)
Refer to Note 3 for details regarding the McCallum JV.
(4)
Refer to Note 3 for details regarding the Pacmulti JV.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

NOTE 10 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At March 31, 2025
CRE - term reinvestment financing facility (1)	$893,200	$3,339	$889,861	6.07%	5.1 years	$1,194,899
Senior secured financing facility	63,099	2,008	61,091	8.10%	2.8 years	164,565
CRE - term warehouse financing facilities (2)	41,281	1,212	40,069	7.45%	0.6 years	62,322
Mortgages payable	80,113	601	79,512	9.17%	5.7 years	119,501
5.75% Senior Unsecured Notes	150,000	1,011	148,989	5.75%	1.4 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.50%	11.4 years	—
Total	$1,279,241	$8,171	$1,271,070	6.47%	4.7 years	$1,541,287

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2024
ACR 2021-FL1 Senior Notes	$472,507	$660	$471,847	6.11%	11.5 years	$599,927
ACR 2021-FL2 Senior Notes	392,571	1,614	390,957	6.47%	12.1 years	525,571
Senior secured financing facility	63,099	2,189	60,910	8.22%	3.1 years	162,578
CRE - term warehouse financing facilities (2)	158,266	1,527	156,739	7.02%	1.3 years	257,012
Mortgages payable	80,113	557	79,556	9.25%	5.7 years	119,509
5.75% Senior Unsecured Notes	150,000	1,186	148,814	5.75%	1.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.67%	11.7 years	—
Total	$1,368,104	$7,733	$1,360,371	6.66%	8.7 years	$1,664,597

(1)
Principal outstanding includes accrued interest payable of $2.1 million at March 31, 2025.
(2)
Principal outstanding includes accrued interest payable of $111,000 and $435,000 at March 31, 2025 and December 31, 2024, respectively.

Securitizations

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at December 31, 2024 were eliminated in consolidation. In March 2025, the Company exercised the optional redemption on ACR 2021-FL1 and ACR 2021-FL2 in conjunction with the closing of the CRE reinvestment facility (see below).

ACR 2021-FL1

In May 2021, the Company closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd. ("ACR 2021-FL1"), an $802.6 million CRE debt securitization transaction that provided financing for CRE loans. In March 2025, the Company exercised the optional redemption on ACR 2021-FL1 in conjunction with the closing of the CRE reinvestment facility (see below).

ACR 2021-FL2
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

In December 2021, the Company closed ACRES Commercial Realty 2021-FL2 Issuer, Ltd. ("ACR 2021-FL2"), a $700.0 million CRE debt securitization transaction that provided financing for CRE loans. In March 2025, the Company exercised the optional redemption on ACR 2021-FL2 in conjunction with the closing of the CRE reinvestment facility (see below).

Financing Arrangements

Borrowings under the Company’s financing arrangements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to these arrangements (dollars in thousands, except amounts in the footnotes):

	March 31, 2025				December 31, 2024
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Reinvestment Financing Facility (1)
JPMorgan Chase Bank, N.A. (2)	$889,861	$1,194,899	39	6.07%	$—	$—	—	—%

Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (3)	61,091	164,565	6	8.10%	60,910	162,578	6	8.22%

CRE - Term Warehouse Financing Facilities (1)
JPMorgan Chase Bank, N.A. (4)	—	—	—	—%	90,995	158,639	5	6.87%
Morgan Stanley Mortgage Capital Holdings LLC (5)	40,069	62,322	3	7.45%	65,744	98,373	5	7.22%

Mortgages Payable
ReadyCap Commercial, LLC (6)	20,292	26,969	1	8.12%	20,240	26,960	1	8.28%
Oceanview Life and Annuity Company (7)(8)	44,111	92,532	1	10.32%	44,211	92,549	1	10.40%
Florida Pace Funding Agency (7)(9)	15,109	—	—	7.26%	15,105	—	—	7.26%
Total	$1,070,533	$1,541,287			$297,205	$539,099

(1)
Outstanding borrowings include accrued interest payable.
(2)
Includes $3.3 million of deferred debt issuance costs at March 31, 2025.
(3)
Includes $2.0 million and $2.2 million of deferred debt issuance costs at March 31, 2025 and December 31, 2024, respectively.
(4)
Includes $988,000 of deferred debt issuance costs at December 31, 2024.
(5)
Includes $1.2 million and $539,000 of deferred debt issuance costs at March 31, 2025 and December 31, 2024, respectively, which includes $831,000 of deferred debt issuance costs at March 31, 2025 from another term warehouse financing facility with no balance.
(6)
There were no deferred debt issuance costs at March 31, 2025. Includes $52,000 of deferred debt issuance costs at December 31, 2024.
(7)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(8)
Includes $200,000 and $101,000 of deferred debt issuance costs at March 31, 2025 and December 31, 2024, respectively.
(9)
Includes $401,000 and $405,000 of deferred debt issuance costs at March 31, 2025 and December 31, 2024, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands, except amounts in footnotes):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At March 31, 2025
CRE - Term Reinvestment Financing Facility (1)(2)
JPMorgan Chase Bank, N. A.	$314,573	5.1 years	6.07%
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$101,944	2.8 years	8.10%
CRE - Term Warehouse Financing Facilities (1)(2)
JPMorgan Chase Bank, N. A.	$—	1.3 years	—%
Morgan Stanley Mortgage Capital Holdings LLC	$22,263	0.6 years	7.45%
Mortgages Payable
ReadyCap Commercial, LLC (3)	$6,593	—	8.12%
Oceanview Life and Annuity Company (4)(5)(6)	$32,318	0.4 years	10.32%
Florida Pace Funding Agency (4)(5)	$—	28.3 years	7.26%

(1)
Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the financing agreement liabilities and accrued interest payable.
(2)
The Company is required to maintain a total minimum unencumbered liquidity balance of $20.0 million.
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
(6)
In February 2025, the Company extended Oceanview Life and Annuity Company to September 2025.

The Company was in compliance with all financial covenants in each of the respective agreements at March 31, 2025 and December 31, 2024.

CRE - Term Reinvestment Financing Facility

In March 2025, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “JPMorgan Chase 2025 Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) to finance existing CRE loans and the origination of new CRE loans. The JPMorgan Chase 2025 Facility has a maximum facility amount of $939.9 million, provides match term funding, charges interest of one-month Term SOFR plus a 1.75% spread and matures as of the latest maturity date of any purchased asset. The JPMorgan Chase 2025 Facility includes a two-year reinvestment period enabling the reinvestment of principal proceeds from asset repayments into qualifying replacement assets. The reinvestment period for the JPMorgan Chase 2025 Facility ends in March 2027.

In connection with the JPMorgan Chase 2025 Facility, the Company provided "bad act" guaranties pursuant to a guarantee agreement (the "2025 JPMorgan Chase Guarantee") where the Company is liable for 100% of the repurchase price of the purchase assets and JPMorgan Chase’s losses, costs and expenses only upon the occurrence of certain customary bad acts. The JPMorgan Chase 2025 Guarantee includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. The JPMorgan Chase 2025 Facility also includes minimum interest coverage requirements and maximum look through LTV requirements. Also, ACRES RF, the direct owner of the wholly-owned subsidiary borrower, executed a pledge agreement with JPMorgan Chase pursuant to which it pledged and granted to JPMorgan Chase a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

The JPMorgan Chase 2025 Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of the ACRES SPE 2025-1, LLC, ("Seller SPE") or the Company; breaches of covenants and/or certain representations and warranties; and a judgment in an amount greater than $250,000 against the Seller SPE or ACRES RF or $10.0 million against the Company. The remedies for such events of default are also customary for this type of financing arrangement and include the acceleration of the principal amount outstanding under the JPMorgan Chase 2025 Facility and the liquidation by JPMorgan Chase of purchased assets then subject to the JPMorgan Chase 2025 Facility.

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

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase and securities contract agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. As amended, the Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2025. The Company also has the right to request a one-year extension. In March 2025, the Company entered into Amendment No. 4 to Guaranty (the “Morgan Stanley Amendment”) by and between the Company and Morgan Stanley, which makes certain amendments and modifications to the amended Guaranty between the Company and Morgan Stanley (the "MS Guaranty"), including but not limited to (capitalized terms each as defined in the MS Guaranty) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio.

The Term Warehouse Financing Facilities are accounted for as secured borrowings in accordance with GAAP.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

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

March 31, 2025

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at March 31, 2025 and December 31, 2024. The interest rates for RCT I and RCT II, at March 31, 2025, were 8.51% and 8.50%, respectively. The interest rates for RCT I and RCT II, at December 31, 2024, were 8.54% and 8.80%, respectively.

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2025	2026	2027	2028	2029 and Thereafter(1)
At March 31, 2025
CRE - term reinvestment financing facility (2)	$893,200	$—	$—	$—	$—	$893,200
Senior Secured Financing Facility	63,099	—	—	50,996	12,103	—
CRE - term warehouse financing facilities (2)	41,281	41,281	—	—	—	—
Mortgages payable	80,113	64,603	—	—	—	15,510
5.75% Senior Unsecured Notes	150,000	—	150,000	—	—	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,279,241	$105,884	$150,000	$50,996	$12,103	$960,258

(1)
There are no contractual maturities due in 2029.
(2)
Includes accrued interest payable in the balances of principal outstanding.

NOTE 11 - SHARE ISSUANCE AND REPURCHASE

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent ("JonesTrading"), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the 7.875% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"). Sales of the Series D Preferred Stock may be made in transactions that are deemed to be "at the market" offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company did not issue any Series D Preferred Stock through this agreement.

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

At March 31, 2025, the Company had 4.8 million shares of Series C Preferred Stock and 4.5 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

In November 2021, the board of directors, (the "Board"), authorized and approved the continued use of its existing share repurchase program to repurchase an additional $20.0 million of the outstanding shares of the Company's common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. In November 2023, the Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock. In December 2024, the Board authorized and approved the repurchase of an additional $5.0 million of outstanding shares of both common and preferred stock and in April 2025, the Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock.

During the three months ended March 31, 2025 and 2024, the Company repurchased $4.4 million and $2.1 million, respectively, of its common stock, representing 220,188 and 194,827 shares, respectively. During the three months ended March 31, 2024, the Company repurchased $2.2 million, or 100,000 shares, of its Series D Preferred Stock. At March 31, 2025, $426,000 of common and preferred stock remains available under this repurchase plan.

In connection with the Note and Warrant Purchase Agreement with Oaktree Capital Management, L.P. ("Oaktree") and Massachusetts Mutual Life Insurance Company ("MassMutual") dated July 31, 2020, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million, and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are classified as equity and recorded in additional paid-in capital on the consolidated balance sheets at their fair value of $3.1 million at issuance. The warrants are immediately exercisable on issuance at an exercise price of $0.03 per share, subject to certain potential adjustments, and expire seven years from the issuance date. The holder of the warrants can exercise with cash or as a net exercise. In July 2022, MassMutual exercised their warrants to purchase 74,666 shares. At March 31, 2025, the Oaktree warrants have not been exercised.

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

The Company recognized stock-based compensation expense of $815,000 and $477,000 during the three months ended March 31, 2025 and 2024, respectively, related to restricted stock.

In May 2024, the Company issued 295,237 shares of common stock to the Manager and 38,096 shares of common stock to the Company’s directors (with the exception of Messrs. Fentress and Fogel) under the Plans after the Company reached the established per share book value target of $27.00 per share. Each grant vests 25% per year over four years. No shares of common stock were issued to the Manager or the Company’s directors during the three months ended March 31, 2025.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation may be paid in cash and at least 25% must be paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Company incurred no incentive compensation payable to the Manager. At March 31, 2025, there was no amount included in Management fee payable - related party on the consolidated balance sheets.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

The Company did not issue shares of common stock to the Manager during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company issued 1,911 shares of common stock to the Manager pertaining to the portion of the fourth quarter 2023 incentive compensation that was payable in shares. Shares of common stock issued under the Management Agreement for incentive compensation vest immediately upon issuance.

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2025	520,240	54,298	574,538	$13.83
Issued	—	—	—	—
Vested	—	—	—	—
Unvested shares at March 31, 2025	520,240	54,298	574,538	$13.83

The unvested shares of restricted common stock that are expected to vest during the following years:

Shares
2025	245,952
2026	164,293
2027	82,139
2028	82,154
Total	574,538

At March 31, 2025, total unrecognized compensation costs relating to unvested restricted stock was $2.8 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 2.9 years.

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Net (loss) income	$(730)	$4,924
Net income allocated to preferred shares	(5,313)	(4,822)
Carrying value in excess of consideration paid for preferred shares	—	242
Net loss allocable to non-controlling interest, net of taxes	184	212
Net (loss) income allocable to common shares	$(5,859)	$556

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	6,970,241	7,362,135
Weighted average number of warrants outstanding (1)	391,995	391,995
Total weighted average number of common shares outstanding - basic	7,362,236	7,754,130
Effect of dilutive securities - unvested restricted stock(2)	—	279,683
Weighted average number of common shares outstanding - diluted	7,362,236	8,033,813

Net (loss) income per common share - basic	$(0.80)	$0.07
Net (loss) income per common share - diluted	$(0.80)	$0.07

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

(1)
See Note 11 for further details regarding the warrants.
(2)
Excludes 431,552 shares of common stock as they were anti-dilutive for the three months ended March 31, 2025.

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

The Company’s 2025 distributions are, and will be, determined by the Company's Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the three months ended March 31, 2025 and 2024, the Company did not pay any common share distributions.

The following table presents distributions declared (on a per share basis) for the three months ended March 31, 2025 and the year ended December 31, 2024 with respect to the Company's Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2025
March 31	April 30	$3,064	$0.6383681	April 30	$2,219	$0.4921875
2024
December 31	January 30, 2025	$3,155	$0.6572606	January 30, 2025	$2,219	$0.4921875
September 30	October 30	3,355	0.6988981	October 30	2,219	0.4921875
June 30	July 30	2,587	0.5390625	July 30	2,219	0.4921875
March 31	April 30	2,588	0.5390625	April 30	2,219	0.4921875

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the three months ended March 31, 2025 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2025	$(3,203)
Amounts reclassified from accumulated other comprehensive loss (1)	393
Balance at March 31, 2025	$(2,810)

(1)
Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the three months ended March 31, 2025 and 2024, the Manager earned base management fees of $1.6 million, respectively.

For the three months ended March 31, 2025 and 2024, the Manager did not earn an incentive management fee.

At March 31, 2025 and December 31, 2024, $1.1 million and $540,000, respectively, of base management fees were payable by the Company to the Manager. At March 31, 2025 and December 31, 2024, there was no incentive management fee payable.

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

The Company reimbursed the Manager $1.1 million and $1.5 million, for the three months ended March 31, 2025 and 2024, respectively, for all such compensation and costs. At March 31, 2025 and December 31, 2024, the Company had payables to the Manager pursuant to the Management Agreement totaling $791,000 and $353,000, respectively, related to such compensation and costs. The Company’s base management fee payable and incentive management fee payable were recorded in management fee payable while expense reimbursement payables were recorded in accounts payable and other liabilities on the consolidated balance sheets, respectively.

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

In March 2025, the Company amended and restated the promissory note in connection with the ACRES Loan. The ACRES Loan was amended and restated to: (i) be issued by ACRES Holdings, LLC, (ii) provide for a six month option for ACRES Holdings, LLC to draw an additional balance of $7.0 million, and (iii) if such option is exercised, (a) to extend the maturity to July 31, 2031, (b) increase the interest rate to 5.00% and (c) increase the monthly amortization to $50,000.

The Company recorded interest income of $80,000 and $83,000 for the three months ended March 31, 2025 and 2024, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. At March 31, 2025 and December 31, 2024, the ACRES Loan had a principal balance of $10.6 million and $10.7 million, respectively, recorded in loan receivable - due from Manager on the consolidated balance sheets. At March 31, 2025 and December 31, 2024, the ACRES Loan had no accrued interest receivable.

The Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets. The two securitizations were liquidated during March 2025.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC ("ACRES Capital Servicing"), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing served as special servicer of ACR 2021-FL1 and ACR 2021-FL2 prior to the liquidation in March 2025.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

During the three months ended March 31, 2025 and 2024, ACRES Capital Servicing received no portfolio servicing fees, and received $182,000 and $16,000, respectively, in special servicing fees, of which $4,000, was recorded as a reduction to interest income in the consolidated statements of operations during the three months ended March 31, 2024. No special servicing fees were recorded as a reduction to interest income in the consolidated statements of operations during the three months ended March 31, 2025.

Relationship with ACRES Collateral Manager, LLC. ACRES Collateral Manager, LLC, an affiliate of ACRES Capital Corp. and the Manager, served as the collateral manager of ACR 2021-FL1 and ACR 2021-FL2, a role for which it waived its fee. In March 2025, ACR 2021-FL1 and ACR 2021-FL2 were liquidated.

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

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. The Company did not incur nor pay fees for services rendered under these agreements for the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company incurred and paid $82,000 in fees for services rendered under the Development Agreements.

Relationship with ACRES Share Holdings, LLC. During the three months ended March 31, 2024, the Company issued 1,911 shares to ACRES Share Holdings, LLC in connection with the incentive compensation payable to the Manager under the Management Agreement. There was no activity for the three months ended March 31, 2025. The shares vested fully upon issuance pursuant to the Management Agreement.

Under the Manager Plan, the Company can issue restricted shares of common stock to ACRES Share Holdings, LLC after meeting the established per share book value hurdle. The grants vest 25% per year over four years. There was no activity for the three months ended March 31, 2025 and 2024.

Relationship with McCallum JV. In September 2024, ACRES RF, a direct, wholly owned subsidiary, entered into a $33.7 million senior loan commitment and a $1.5 million mezzanine loan commitment with McCallum JV in which the Company holds a 50% interest. The loans have an initial maturity date of September 5, 2027. The senior loan has a rate of one-month Term SOFR plus a spread of 2.75%, while the mezzanine loan has a fixed rate of 20.00%. At March 31, 2025, the outstanding balance on the senior loan was $33.4 million, with $2.2 million funded since origination, while the mezzanine loan had an outstanding balance of $94,000. During the three months ended March 31, 2025, the Company recognized $588,000 of revenue related to the McCallum JV loans, with $408,000 of accrued interest outstanding.

Relationship with Pacmulti JV. In March 2025, ACRES RF, a direct, wholly owned subsidiary, entered into a $70.8 million senior loan commitment and a $13.5 million mezzanine loan commitment with Pacmulti JV in which the Company holds a 50% interest. The loans have an initial maturity date of May 5, 2030. The senior loan has a rate of one-month Term SOFR plus a spread of 3.41%, while the mezzanine loan has a fixed 15.00%. At March 31, 2025, the senior loan has been fully funded, while the mezzanine loan had an outstanding balance of $6.7 million. During the three months ended March 31, 2025, the Company recognized $54,000 of revenue related to the loans, with $2.4 million of accrued interest outstanding.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at either March 31, 2025 and December 31, 2024.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair values of the Company’s short-term financial instruments such as cash and cash equivalents, restricted cash, accrued interest receivable, accounts payable and other liabilities, accrued interest payable and distributions payable approximate their carrying values on the consolidated balance sheets. The fair values of the Company’s other financial assets and liabilities are estimated as follows:

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. The Company’s floating-rate CRE loans had interest rates from 6.13% to 11.38% and 7.13% to 11.63% at March 31, 2025 and December 31, 2024, respectively.

CRE mezzanine loans. The fair value of the Company's mezzanine loans are measured by discounting the expected remaining cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. One of the Company's mezzanine loans was fully reserved and had no carrying or fair value at March 31, 2025 or December 31, 2024. Additionally, during three months ended March 31, 2025, the Company originated a mezzanine loan discounted at a rate of 15.00%.

Loan receivable- due from Manager. Fair value is estimated using a discounted cash flow model.

Senior notes in CRE securitizations, 5.75% Senior Unsecured Notes and junior subordinated notes. Fair values are estimated using a discounted cash flow model with implied yields based on trades for similar securities.

CRE term reinvestment financing facility, Senior secured financing facility, warehouse financing facilities and mortgages payable. These are variable-rate debt instruments that are indexed to one-month Term SOFR that reset periodically and as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

The fair values of the Company’s financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value(1)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2025:
Assets:
CRE whole loans	$1,332,191	$1,360,392	$—	$—	$1,360,392
CRE mezzanine loan	14,218	15,000	—	—	15,000
Loan receivable - due from Manager	10,600	9,141	—	—	9,141
Liabilities:
CRE term reinvestment facility	889,861	893,200	—	—	893,200
Senior secured financing facility	61,091	63,099	—	—	63,099
Warehouse financing facilities	40,069	41,281	—	—	41,281
Mortgages payable	79,512	80,507	—	—	80,507
5.75% Senior Unsecured Notes	148,989	147,570	—	—	147,570
Junior subordinated notes	51,548	41,996	—	—	41,996
At December 31, 2024:
Assets:
CRE whole loans	$1,454,545	$1,484,997	$—	$—	$1,484,997
Loan receivable - due from Manager	10,675	8,969	—	—	8,969
Loan held for sale	11,100	11,100	—	—	11,100
Liabilities:
Senior notes in CRE securitizations	862,804	857,437	—	—	857,437
Senior secured financing facility	60,910	63,099	—	—	63,099
Warehouse financing facilities	156,739	158,266	—	—	158,266
Mortgages payable	79,556	80,113	—	—	80,113
5.75% Senior Unsecured Notes	148,814	145,485	—	—	145,485
Junior subordinated notes	51,548	40,852	—	—	40,852

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At March 31, 2025 and December 31, 2024, the Company had losses of $2.9 million and $3.3 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three months ended March 31, 2025 and 2024, the Company recorded amortization expense of $415,000 and $420,000, respectively, reported in interest expense on the consolidated statements of operations.

At March 31, 2025 and December 31, 2024, the Company had an unrealized gain of $50,000 and $73,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended March 31, 2025 and 2024, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following table presents the effect of the derivative instruments on the consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest rate swap contracts, hedging	Interest expense	$(393)	$(397)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

NOTE 19 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At March 31, 2025:
Warehouse financing facilities (2)	$40,069	$—	$40,069	$40,069	$—	$—
At December 31, 2024:
Warehouse financing facilities (2)	$156,739	$—	$156,739	$156,739	$—	$—

(1)
Amounts represent financial instruments pledged that are available to be offset against liability balances associated with warehouse financing facilities and repurchase agreements.
(2)
The combined fair value of securities and loans pledged against the Company’s various warehouse financing facilities and repurchase agreements was $62.3 million and $257.0 million at March 31, 2025 and December 31, 2024, respectively.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025

(unaudited)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. The Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2025.

The Company did not have any general litigation reserve at March 31, 2025 or December 31, 2024.

Other Guarantees

See description of Mortgages Payable in Note 10.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. The Company had $84.0 million and $94.0 million in unfunded loan commitments at March 31, 2025 and December 31, 2024, respectively.

NOTE 21 - SEGMENT INFORMATION

The Company's management directs operations on a consolidated basis as a single operating segment, CRE lending operations. The CRE lending operations segment derives its revenues in the United States by originating, holding and managing CRE mortgage loans and related assets. Additionally, the Company may find it in its best interests to foreclose or to accept the deed-in-lieu of foreclosure on certain loans; and if the Company cannot sell the related property, the Company operates the property as real estate owned. The accounting policies of the CRE lending operations segment are the same as those described in the summary of significant accounting policies.

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

NOTE 22 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Notes 10 and 11 that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "continue," "expect," "intend," "anticipate," "estimate," "believe," "look forward" or other similar words or terms. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from the expectations, intentions, beliefs, plans or predictions of the future expressed or implied by such forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, including, without limitation, factors impacting whether we will be able to maintain our sources of liquidity and whether we will be able to identify sufficient suitable investments to increase our originations, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the "SEC"). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Maryland corporation and an externally managed real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate ("CRE") mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. Our manager is ACRES Capital, LLC (our "Manager"), a subsidiary of ACRES Capital Corp. (collectively, "ACRES"), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial properties in top United States ("U.S.") markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our longer term objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio. Our short-term strategy is to drive book value ("BV") growth by utilizing both our NOL carryforwards of $32.1 million, which may be used over the coming years, and a portion of our net capital loss carryforwards of $121.9 million, which expire on December 31, 2025 (each balance as of March 31, 2025). By retaining future earnings, we can grow our investable base and selectively deploy the anticipated capital growth into new whole loan originations at attractive yields, which we expect will grow our earnings available for distribution.

Currently, markets are grappling with trade tensions, geopolitical tensions, the risk of increased tariffs, inflation and elevated interest rates. These market pressures have caused continued disruption in many market segments, including the financial services, real estate and credit markets and these disruptions have affected the availability and the cost of capital. The increase in the cost of capital is expected to cause dislocations in various investment and financing markets in which we participate as we and other market participants adjust to the new financing environment.

The U.S. Federal Reserve raised the Federal Funds rate by 5.25% in 11 rate hikes between March 2022 and July 2023 to combat inflation. While the U.S Federal Reserve has lowered rates in September, November and December 2024, there is no certainty with respect to the timing and pace of potential future decreases or if such decreases will continue to occur. Interest rates may remain at or near recent highs, which creates further uncertainty for the economy and our borrowers. A rising interest rate environment generally correlates to increases in our net income. However, increases in interest rates may adversely affect our existing borrowers and could lead to nonperformance, i.e. the borrower’s inability to pay debt service. Lowering rates and decreasing costs may encourage consumer spending and accelerate corporate profit growth, which may positively impact the collateral underlying our loans and positively impact our borrowers' ability to sell or refinance in the current market; however, lower rates would also correlate to decreases in our net income.

Furthermore, the office property market continues to experience high vacancies, slower leasing activity and current tenants reevaluating their needs for physical office space due to remote-work trends across the country. These factors, coupled with inflation, historically higher interest rates and dislocations in market liquidity, have converged to create higher levels of uncertainty surrounding property values, which in turn, also negatively impact borrowers' ability and willingness to financially support and standby their

(Back to Index)

(Back to Index)

investments in their office properties, their abilities to sell or refinance their positions in the current market and ultimately our financial results.

In response, we continue to manage corporate liquidity actively and responsibly, manage our CRE assets through a solutions-based approach with our borrowers and manage our daily operations in light of changing macroeconomic circumstances. Our Manager also continuously monitors for new capital opportunities and selectively executes on agreements that are expected to enhance our returns.

We originate transitional floating-rate CRE loans with a target size between $10.0 million and $100.0 million. During the three months ended March 31, 2025, we originated one new $15.0 million CRE mezzanine loan. Loan payoffs during the three months ended March 31, 2025 were $147.7 million, offset by net funded commitments of $12.0 million, producing a net decrease to the portfolio of $120.7 million. During the year ended December 31, 2024, we selectively originated one floating-rate CRE loan, with a total commitment of $47.9 million. Loan payoffs during the year ended December 31, 2024 were $377.6 million, along with loan foreclosures of $37.7 million, partially offset by net funded commitments of $5.9 million, producing a net decrease to the portfolio of $361.5 million.

Our CRE loan portfolio, which had carrying values of $1.3 billion and $1.5 billion at March 31, 2025 and December 31, 2024, respectively, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, student housing, hospitality, office, self-storage and retail. All but five of our CRE whole loans were current on contractual payments at March 31, 2025.
•
Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At March 31, 2025, we had two mezzanine loans included in CRE loans held for investment with a carrying value of $14.2 million. At December 31, 2024, we had one mezzanine loan included in CRE loans held for investment that had no carrying value. This mezzanine loan was not current on contractual payments at both March 31, 2025 and December 31, 2024.

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

In a business environment where benchmark rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In certain cases, the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At March 31, 2025, 79% of the par value of our CRE loan portfolio had interest rate caps or funded debt service reserves in place with a weighted-average maturity of four months.

At March 31, 2025, our par-value $1.4 billion floating-rate CRE loan portfolio had a weighted average benchmark floor of 1.05%. At December 31, 2024, our par value $1.5 billion floating rate CRE loan portfolio had a weighted average benchmark floor of 0.97%. With the historical trend of rising benchmark rates, we have seen the coupons on all of our floating-rate assets and debt rise accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark interest rates are above our loan floors, the rise in interest rates resulted in an increase in our net interest income, which was offset due to the decrease in our floating-rate CRE loan portfolio. See "Interest Rate Risk" in "Item 3: Quantitative and Qualitative Disclosures About Market Risk."

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types and locations. Multifamily continues to comprise the majority of our portfolio, with 76.8% of our portfolio allocated to multifamily at March 31, 2025 and 77.4% at December 31, 2024. The following charts show our portfolio allocation by property type at March 31, 2025 and December 31, 2024:

PROPERTY TYPE AT MARCH 31, 2025

Office
17.9%
Hotel
4.2%
Self-Storage,
1.1%
Multifamily,
76.8%

PROPERTY TYPE AT DECEMBER 31, 2024

Office
16.2%
Hotel 3.9%
Self-Storage
2.5%
Multifamily
77.4%

(Back to Index)

(Back to Index)

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. We did not acquire any real estate property in the three months ended March 31, 2025.

At March 31, 2025, the net carrying value of our net real estate-related assets and liabilities was $177.0 million on seven properties owned, three of which are included in investments in real estate and four of which are included in properties held for sale on our consolidated balance sheets. The existence of net capital loss carryforwards available until December 31, 2025 allows for potential future capital gains on certain of these investments to be shielded from income taxes or there is a requirement to distribute under the REIT tax regulations.

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

At March 31, 2025 and December 31, 2024, our financing arrangements were as follows (dollars in thousands):

	Outstanding Borrowings	Percentage of Borrowings
At March 31, 2025
CRE - term reinvestment financing facility (1)(2)	$889,861	70.0%
CRE - term warehouse financing facilities(1)	40,069	3.2%
Senior secured financing facility(1)	61,091	4.8%
Mortgages payable(1)	79,512	6.3%
5.75% Senior Unsecured Notes	148,989	11.7%
Unsecured junior subordinated debentures	51,548	4.0%
Total	$1,271,070	100.0%

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2024:
CRE debt securitizations(1)(3)	$862,804	63.4%
CRE - term warehouse financing facilities(1)	156,739	11.6%
Senior secured financing facility(1)	60,910	4.5%
Mortgages payable(1)	79,556	5.8%
5.75% Senior Unsecured Notes	148,814	10.9%
Unsecured junior subordinated debentures	51,548	3.8%
Total	$1,360,371	100.0%

(1)
Represents an asset-specific borrowing.
(2)
Our CRE - term reinvestment financing facility provides for a two-year reinvestment period that allows us to reinvest CRE loan payoffs and principal paydown proceeds into the reinvestment facility and pending certain eligibility criteria are met.
(3)
Each of our CRE debt securitizations initially provided for a two-year reinvestment period that allowed us to reinvest CRE loan payoffs and principal paydown proceeds into the securitizations, pending certain eligibility criteria are met and rating agency approval is obtained. The reinvestment periods on both our securitizations ended in May 2023 and December 2023, respectively.

We reevaluate our current expected credit losses ("CECL") allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At March 31, 2025, the CECL allowance on our CRE loan portfolio was $31.1 million, or 2.3% of our $1.4 billion loan portfolio. During the three months ended March 31, 2025, we recorded a reversal of credit losses primarily attributable to loan payoffs.

At December 31, 2024, the CECL allowance on our CRE loan portfolio was $32.8 million or 2.2% of our $1.5 billion loan portfolio. During the year ended December 31, 2024, we recorded a net provision for credit losses primarily driven by a general worsening of macroeconomic factors over the year as well as an increase in modeled credit risk in our portfolio offset by loan payoffs. We also recorded a charge-off of $700,000 for one CRE whole loan held for sale.

(Back to Index)

(Back to Index)

Additionally, the decline in our CECL reserves from our highest reserve balance at June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at March 31, 2025 of $31.1 million, or 2.3% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, the overall newer vintage of our CRE loan portfolio (with only 9.9% of the portfolio, at March 31, 2025, being originated prior to the fourth quarter of 2020) as well as the increased percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had the lowest credit losses of any asset class, and our percentage allocation of our CRE loan portfolio to multifamily has grown from 58.4% at June 30, 2020 to 76.8% at March 31, 2025.

Common stock book value was $28.50 per share at March 31, 2025, a $0.37 per share decrease from December 31, 2024.

Results of Operations

Our net loss allocable to common shares for the three months ended March 31, 2025 was $5.9 million or $(0.80) per share-basic ($(0.80) per share-diluted) as compared to net income allocable to common shares for the three months ended March 31, 2024 of $556,000 or $0.07 per share-basic ($0.07 per share-diluted).

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three months ended March 31, 2025 and 2024 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
(Decrease) increase in interest income:
CRE whole loans (2)	$(13,460)	(32)%	$(8,980)	$(4,480)
CRE mezzanine loan	63	100%	63	—
Other	(488)	(66)%	(293)	(195)
Total decrease in interest income	(13,885)	(33)%	(9,210)	(4,675)

(Decrease) increase in interest expense:
Securitized borrowings:
ACR 2021-FL1 Senior Notes	(4,673)	(42)%	(2,602)	(2,071)
ACR 2021-FL2 Senior Notes	(3,938)	(38)%	(2,075)	(1,863)
Senior secured financing facility	(208)	(12)%	(46)	(162)
CRE - term warehouse financing facilities	(1,339)	(34)%	(890)	(449)
CRE - term reinvestment financing facility	2,157	100%	2,157	—
5.75% Senior Unsecured Notes (3)	10	—%	10	—
Unsecured junior subordinated debentures	(133)	(11)%	—	(133)
Hedging (3)	(4)	(1)%	(4)	—
Total (decrease) in interest expense	(8,128)	(26)%	(3,450)	(4,678)
Net (decrease) increase in net interest income	$(5,757)		$(5,760)	$3

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended March 31, 2024.
(2)
Includes a decrease in fee income of $961,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Net change pertains to amortization expense and is reflected in the change in volume.

Net Change in Interest Income for the Comparative three months ended March 31, 2025 and 2024:

Aggregate interest income decreased by $13.9 million for the comparative three months ended March 31, 2025 and 2024. We attribute the change to the following:

CRE whole loans. The decrease of $13.5 million for the comparative three months ended March 31, 2025 and 2024 was primarily attributable to a decrease in (i) total par value of our CRE portfolio resulting from loan payoffs and foreclosures and (ii) the benchmark rate over the comparative period.
(Back to Index)

(Back to Index)

Other. The decrease of $488,000 for the comparative three months ended March 31, 2025 and 2024, was primarily attributable to a decrease in (i) restricted cash in our CRE securitizations and (ii) yields on our interest earning money market accounts.

Net Change in Interest Expense for the Comparative three months ended March 31, 2025 and 2024:

Aggregate interest expense decreased by $8.1 million for the comparative three months ended March 31, 2025 and 2024, We attribute the change to the following:

Securitized borrowings. The net decrease of $8.6 million for the comparative three months ended March 31, 2025 and 2024, was primarily attributable to the redemptions of our ACR 2021-FL1 and ACR 2021-FL2 securitizations and a decrease in the benchmark rate over the comparative periods.

Senior secured financing facility. The decrease of $208,000 for the comparative three months ended March 31, 2025 and 2024, was primarily attributable to a decrease in the benchmark rate over the comparative periods.

CRE - term warehouse financing facilities. The decrease of $1.3 million for the comparative three months ended March 31, 2025 and 2024, was primarily attributable to paydowns on our borrowings and a decrease in the benchmark rate over the comparative periods.

CRE - term reinvestment financing facility. The increase of $2.2 million was attributable to the close of our new CRE term reinvestment financing facility.

Unsecured junior subordinated debentures. The decrease of $133,000 for the comparative three months ended March 31, 2025 and 2024, was primarily attributable to a decrease in the benchmark rate over the comparative periods.

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three months ended March 31, 2025 and 2024 (dollars in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,408,582	$28,406	8.18%	$1,800,747	$41,866	9.33%
CRE mezzanine loans	6,367	63	3.93%	4,700	—	—%
Other	37,834	257	2.76%	73,651	745	4.06%
Total interest income/average net yield	1,452,783	28,726	8.02%	1,879,098	42,611	9.10%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,019,882	(19,295)	(7.67)%	1,396,158	(27,296)	(7.84)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	148,902	(2,331)	(6.35)%	148,223	(2,321)	(6.28)%
Unsecured junior subordinated debentures	51,548	(1,104)	(8.57)%	51,548	(1,237)	(9.49)%
Hedging (5)	—	(393)	—%	—	(397)	—%
Total interest expense/average cost of funds	1,220,332	(23,123)	(7.55)%	1,595,929	(31,251)	(7.75)%
Total net interest income		$5,603			$11,360

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $777,000 and $1.7 million recognized on our floating-rate CRE whole loans for the three months ended March 31, 2025 and 2024, respectively.
(3)
Includes amortization expense of $2.8 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $175,000 and $164,000 for the three months ended March 31, 2025 and 2024, respectively.
(5)
Includes net amortization expense of $393,000 and $397,000 for the three months ended March 31, 2025 and 2024, respectively, on 20 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

(Back to Index)

(Back to Index)

	For the Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$11,366	$7,371	$3,995	54%
Other revenue	33	37	(4)	—%
Total	$11,399	$7,408	$3,991	54%

Aggregate real estate income and other revenue increased by $4.0 million for the comparative three months ended March 31, 2025 and 2024. The increase in the comparative three months was attributed to: (i) incremental increase in revenue related to a student housing property that completed construction and became operational in August 2024, (ii) asset acquisitions in the third quarter of 2024 of a multifamily property and an office property through foreclosures, and (iii) increased revenues from two hotel properties that had increased occupancy and rental rates for both the comparative three month periods.

Operating Expenses

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Operating expenses:
General and administrative	$3,159	$3,255	$(96)	(3)%
Real estate expenses	13,342	9,531	3,811	40%
Management fees - related party	1,631	1,627	4	0%
Equity compensation - related party	815	477	338	71%
Corporate depreciation and amortization	18	8	10	125%
(Reversal of) provision for credit losses, net	(1,717)	4,896	(6,613)	(135)%
Total	$17,248	$19,794	$(2,546)	(13)%

Aggregate operating expenses decreased by $2.5 million for the comparative three months ended March 31, 2025 and 2024. We attribute the changes to the following:

General and administrative. General and administrative expenses decreased by $96,000 for the comparative three months ended March 31, 2025 and 2024. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
General and administrative
Professional services	$1,707	$1,880	$(173)	(9)%
Wages and benefits	427	361	66	18%
D&O insurance	242	248	(6)	(2)%
Operating expenses	254	225	29	13%
Dues and subscriptions	217	207	10	5%
Director fees	204	231	(27)	(12)%
Tax penalties, interest & franchise tax	88	78	10	13%
Travel	20	25	(5)	—%
Total	$3,159	$3,255	$(96)	(3)%

The decrease in general and administrative expense for the comparative three months ended March 31, 2025 and 2024 was primarily attributable to decreased professional services related to audit expenses being accrued monthly and a decrease in legal expenses related to CRE loan assets, partially offset by (i) an increase in allocated percentages of wages and benefits from the Manager, (ii) consent fees paid to prior auditors to reissue their prior year opinion and (iii) an increase in construction consulting fees paid to third parties.

(Back to Index)

(Back to Index)

Real estate expenses. The increase of $3.8 million for the comparative three months ended March 31, 2025 was primarily related to (i) an increase in expenses related to a student housing property that completed construction and became operational in August 2024, (ii) asset acquisitions in the third quarter of 2024 of a multifamily property and an office property through deed-in-lieu of foreclosure and (iii) an increase in expenses at a hotel property that had an incremental increase in operating expenses and an increase in one time expenses related to various operating costs.

Provision for credit losses. The decrease in the provision for credit losses of $6.6 million for the comparative three months ended March 31, 2025 was primarily driven by a decrease in modeled credit risk for improved property performance, qualitative adjustments to macroeconomic factors and loan payoffs. Please refer to the "Financing Receivables" section for more information on our provision for credit losses.

Other Income (Expense)

The following table sets forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Other income (expense):
Equity in losses of unconsolidated subsidiaries	$(492)	$—	$(492)	(100)%
Gain on conversion of real estate	—	5,835	(5,835)	(100)%
Other income	84	115	(31)	(27)%
Total	$(408)	$5,950	$(6,358)	(107)%

Aggregate other income decreased $6.4 million for the comparative three months ended March 31, 2025 and 2024. We attribute the change to the following:

Gain on conversion of real estate. The decrease of $5.8 million during the comparative three months ended March 31, 2025 and 2024, was primarily attributed to the completion of one deed-in-lieu of foreclosure that generated a non-recurring gain of $5.8 million, in the first quarter of 2024, as the fair value of the property exceeded the amortized cost basis of the loans.

(Back to Index)

(Back to Index)

Financial Condition

Summary

Our total assets were $1.8 billion and $1.9 billion at March 31, 2025 and December 31, 2024, respectively.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at March 31, 2025 and December 31, 2024 as follows (dollars in thousands, except amounts in footnotes):

At March 31, 2025	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$1,358,289	$1,332,191	86.12%	8.08%
CRE mezzanine loans(2)	19,250	14,218	0.92%	13.81%
	1,377,539	1,346,409	87.04%
Other investments:
Investments in unconsolidated entities	23,570	23,570	1.52%	N/A(5)
Investments in real estate(3)	58,463	58,463	3.78%	N/A(5)
Property held for sale(4)	118,527	118,527	7.66%	N/A(5)
	200,560	200,560	12.96%

Total investment portfolio	$1,578,099	$1,546,969	100.00%

At December 31, 2024	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$1,482,692	$1,454,545	87.41%	8.31%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,487,392	1,454,545	87.41%
Loans held for sale:
CRE whole loans	11,100	11,100	0.67%	13.14%
	11,100	11,100	0.67%
Other investments:
Investments in unconsolidated entities	21,857	21,857	1.31%	N/A(5)
Investments in real estate(3)	58,283	58,283	3.50%	N/A(5)
Property held for sale(4)	118,344	118,344	7.11%	N/A(5)
	198,484	198,484	11.92%

Total investment portfolio	$1,696,976	$1,664,129	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $31.1 million and $32.8 million at March 31, 2025 and December 31, 2024, respectively.
(2)
Includes one mezzanine loan with a coupon rate of 10% that is non-accrual and one mezzanine loan with a coupon rate of 15%.
(3)
Includes real estate related right of use assets of $19.2 million and $19.3 million, intangible assets of $6.9 million and $7.0 million, lease liabilities of $44.8 million and $44.6 million, and mortgages payable of $79.5 million and $79.6 million at March 31, 2025 and December 31, 2024, respectively. There were no other liabilities at March 31, 2025 compared to $12,000 of other liabilities at December 31, 2024.
(4)
Includes property held for sale-related liabilities of $3.1 million and $3.2 million at March 31, 2025 and December 31, 2024, respectively.
(5)
There are no stated rates associated with these investments.

CRE loans. During the three months ended March 31, 2025, we originated one new $15.0 million CRE mezzanine loan. We received $147.7 million in proceeds from loan payoffs, offset by funding of $12.0 million of previously unfunded loan commitments, producing a net reduction of $120.7 million in the par balance of the portfolio.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At March 31, 2025:
Whole loans (5)(6)(7)	46	$1,360,391	$(2,102)	$1,358,289	$(26,098)	$1,332,191	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	April 2025 to May 2030
Mezzanine loans (5)	2	19,700	(450)	19,250	(5,032)	14,218	10.00% to 15.00%	April 2026 to June 2028
Total		$1,380,091	$(2,552)	$1,377,539	$(31,130)	$1,346,409

At December 31, 2024:
Whole loans (5)(6)(7)	52	$1,484,997	$(2,305)	$1,482,692	$(28,147)	$1,454,545	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2025 to January 2030
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,489,697	$(2,305)	$1,487,392	$(32,847)	$1,454,545

(1)
Amounts include unamortized loan origination fees of $1.4 million and $1.3 million and deferred amendment fees of $1.1 million and $985,000 at March 31, 2025 and December 31, 2024, respectively.
(2)
References to "1M Term SOFR" comprise one-month Term SOFR. Weighted-average one-month Term SOFR rates were 4.37% and 4.58% at March 31, 2025 and December 31, 2024, respectively. Additionally, weighted-average benchmark rate floors were 1.05% and 0.97% at March 31, 2025 and December 31, 2024, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude five and one whole loans, with amortized costs of $140.1 million and $5.6 million, in maturity default at March 31, 2025 and December 31, 2024, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at March 31, 2025 and December 31, 2024.
(6)
CRE whole loans had $84.0 million and $94.0 million in unfunded loan commitments at March 31, 2025 and December 31, 2024, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.
(7)
Includes three mezzanine loans of $8.9 million, at amortized cost, with two having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at March 31, 2025. Includes two mezzanine loans of $3.5 million, at amortized cost, that have fixed interest rates of 15.0% at December 31, 2024.

At March 31, 2025, 25.8%, 18.7% and 16.1% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Mountain and Southeast regions, respectively, as defined by the NCREIF. At December 31, 2024, 25.0%, 19.2% and 16.5% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Mountain, and Southeast regions, respectively. At March 31, 2025 and December 31, 2024, no single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our total revenue.

Investments in unconsolidated entities. Our investments in unconsolidated entities at March 31, 2025 comprised a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), with a value of $1.5 million in the aggregate, or 3.0% of each trust, our investment in 65 E. Wacker Joint Venture, LLC (the " Wacker JV"), representing a 90% interest in a joint venture formed for the purpose of converting an office property in the East North Central region to multifamily units with a value of $22.0 million, our investment in 7720 McCallum JV, LLC (the "McCallum JV"), representing a 50% interest in a joint venture for a multifamily unit property in the Southwest region with a value of ($152,000), and our investment in Pacmulti Affiliates, LLC (the "Pacmulti JV"), representing a 50% interest in a joint venture for a multifamily unit property in the Mid Atlantic region with a value of $200,000. Our investments in unconsolidated entities at December 31, 2024 comprised our investments in RCT I and RCT II, the Wacker JV and the McCallum JV.

We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method. We record our investment in the Wacker JV, the McCallum JV and the Pacmulti JV as equity method investments.

Investments in real estate and properties held for sale. At March 31, 2025, we held investments in seven real estate properties, three of which are included in investments in real estate and four of which are included in properties held for sale on the consolidated balance sheets.

(Back to Index)

(Back to Index)

The following table summarizes the book value of our investments in real estate and related intangible assets at March 31, 2025 and December 31, 2024 (in thousands, except amounts in the footnotes):

	March 31, 2025			December 31, 2024
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$83,351	$(6,208)	$77,143	$82,265	$(5,657)	$76,608
Right of use assets (2)(3)	20,064	(841)	19,223	20,064	(759)	19,305
Intangible assets (4)	9,833	(2,948)	6,885	9,833	(2,845)	6,988
Subtotal	113,248	(9,997)	103,251	112,162	(9,261)	102,901

Investments in real estate from lending activities:
Properties held for sale (5)	201,164	—	201,164	201,125	—	201,125
Total	314,412	(9,997)	304,415	313,287	(9,261)	304,026

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	76,391	3,121	79,512	76,631	2,925	79,556
Other liabilities	41	(41)	—	41	(29)	12
Lease liabilities (3)(6)	44,788	—	44,788	44,606	—	44,606
Subtotal	121,220	3,080	124,300	121,278	2,896	124,174

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,125	—	3,125	3,226	—	3,226
Total	124,345	3,080	127,425	124,504	2,896	127,400

Total net investments in real estate and properties held for sale (8)	$190,067		$176,990	$188,783		$176,626

(1)
Includes $15.2 million of land, which is not depreciable, at both March 31, 2025 and December 31, 2024. Also includes $3.9 million and $3.2 million of construction in progress, which is also not depreciable until placed in service, at March 31, 2025 and December 31, 2024, respectively.
(2)
Primarily comprised an $18.6 million right of use asset, at both March 31, 2025 and December 31, 2024, associated with the ground lease disclosed at footnote (6) below as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally, we have an operating lease with a value of $355,000 and $367,000 at March 31, 2025 and December 31, 2024, respectively, associated with a parking lease.
(3)
Refer to Note 8 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.
(4)
Primarily comprised of a franchise intangible of $4.0 million and $4.1 million, a management contract intangible of $2.7 million and $2.8 million, in-place leases of $197,000 and $68,000 and a customer list intangible of $186,000 and $371,000, at March 31, 2025 and December 31, 2024, respectively.
(5)
At March 31, 2025 and December 31, 2024, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, an office property acquired via deed-in-lieu of foreclosure in June 2023, a newly constructed multi-family property placed in service in September 2024 and an office complex acquired July 2024.
(6)
Primarily comprised of a $44.1 million ground lease with a remaining term of 91 years at March 31, 2025. Lease expense was $700,000 and $680,000 for the three months ended March 31, 2025 and 2024, respectively.
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

(Back to Index)

(Back to Index)

The following tables show the activity in the allowance for credit losses for the three months ended March 31, 2025 and year ended December 31, 2024 (in thousands):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Allowance for credit losses at beginning of period	$32,847	$28,757
(Reversal of) provision for credit losses	(1,717)	4,790
Charge-offs	—	(700)
Allowance for credit losses at end of period	$31,130	$32,847

During the three months ended March 31, 2025, we recorded a reversal of expected credit losses of $1.7 million, primarily attributable to loan payoffs and qualitative adjustments to macroeconomic factors.

At both March 31, 2025 and December 31, 2024, we individually evaluated one mezzanine loan for impairment. The loan was collateralized by an office building in the Northeast region and had a principal balance of $4.7 million at both March 31, 2025 and December 31, 2024. We fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at March 31, 2025. The loan entered payment default in February 2023 and has been placed on nonaccrual status.

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

(Back to Index)

(Back to Index)

All CRE loans are evaluated for any credit deterioration by debt asset management and certain finance personnel on at least a quarterly basis. Mezzanine loans may have experienced greater credit risks due to their nature as subordinated investments.

For the purpose of calculating the quarterly provision for credit losses under CECL, we pool CRE loans based on the underlying collateral property type and utilize a probability of default and loss given default methodology for approximately one year after which we immediately revert to a historical mean loss ratio.

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At March 31, 2025:
Whole loans	$27,816	$453,121	$493,214	$378,524	$5,614	$1,358,289
Mezzanine loans	—	14,550	—	—	4,700	19,250
Total	$27,816	$467,671	$493,214	$378,524	$10,314	$1,377,539

At December 31, 2024:
Whole loans	$27,869	$565,968	$503,125	$380,116	$5,614	$1,482,692
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$27,869	$565,968	$503,125	$380,116	$10,314	$1,487,392

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $16.0 million and $14.6 million at March 31, 2025 and December 31, 2024, respectively.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2025 (1)	2024 (2)	2023	2022	2021	Prior	Total (3)
At March 31, 2025:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	$27,816	$—	$27,816
Rating 2	—	19,527	48,607	—	315,115	69,872	453,121
Rating 3	—	—	—	298,749	183,430	11,035	493,214
Rating 4	77,412	83,734	15,825	85,750	70,914	44,889	378,524
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	77,412	103,261	64,432	384,499	597,275	131,410	1,358,289
Mezzanine loans:
Rating 2	14,550	—	—	—	—	—	14,550
Rating 5	—	—	—	—	—	4,700	4,700
Total mezzanine loans	14,550	—	—	—	—	4,700	19,250
Total loans	$91,962	$103,261	$64,432	$384,499	$597,275	$136,110	$1,377,539
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2024 (2)	2023	2022	2021	2020	Prior	Total (3)
At December 31, 2024:
Whole loans: (4)
Rating 1	$—	$—	$—	$27,869	$—	$—	$27,869
Rating 2	19,023	48,106	46,416	382,195	56,284	13,944	565,968
Rating 3	—	—	249,907	242,155	—	11,063	503,125
Rating 4	80,672	15,811	85,004	153,740	—	44,889	380,116
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	99,695	63,917	381,327	805,959	56,284	75,510	1,482,692
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$99,695	$63,917	$381,327	$805,959	$56,284	$80,210	$1,487,392
Current Period Gross Write-Offs	$—	$—	$—	$(700)	$—	$—	$(700)

(1)
Includes one novated CRE whole loan that resulted from a loan workout.
(2)
Includes two novated CRE whole loans that resulted from loan workouts.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $16.0 million and $14.6 million at March 31, 2025 and December 31, 2024, respectively.
(4)
Acquired CRE whole loans are grouped within each loan’s year of origination.

At both March 31, 2025 and December 31, 2024, we had one additional mezzanine loan included in other assets held for sale that had no carrying value.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current (1)	Total Loans Receivable (2)	Total Loans > 90 Days and Accruing
At March 31, 2025:
Whole loans	$44,401	$56,355	$5,614	$106,370	$1,251,919	$1,358,289	$—
Mezzanine loans (3)	—	—	4,700	4,700	14,550	19,250	—
Total	$44,401	$56,355	$10,314	$111,070	$1,266,469	$1,377,539	$—

At December 31, 2024:
Whole loans	$—	$70,760	$5,614	$76,374	$1,406,318	$1,482,692	$—
Mezzanine loan (3)	—	—	4,700	4,700	—	4,700	—
Total	$—	$70,760	$10,314	$81,074	$1,406,318	$1,487,392	$—

(1)
Includes one CRE whole loan with an amortized cost of $33.7 million in maturity default at March 31, 2025.
(2)
The total amortized cost of CRE loans excluded accrued interest receivable of $16.0 million and $14.6 million at March 31, 2025 and December 31, 2024, respectively.
(3)
Includes one loan, with a total amortized cost of $4.7 million, that was fully reserved at both March 31, 2025 and December 31, 2024.

At March 31, 2025 and December 31, 2024, we had five and two CRE whole loans, with total amortized costs of $140.1 million and $76.4 million, respectively, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

During the three months ended March 31, 2025, we did not recognize any interest income on CRE whole loans that were placed on nonaccrual status. During the three months ended March 31, 2024, we recognized interest income of $134,000 on one CRE whole loan that was placed on nonaccrual status.

Loan Modifications

We are required to disclose modifications where we determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the three months ended March 31, 2025, we did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

During the three months ended March 31, 2024, we entered into the following two loan modifications that required disclosure:

•
A multifamily loan with an amortized cost of $53.6 million, representing 3.9% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.70% to one-month Term SOFR plus a spread of 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $45.1 million, representing 3.3% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.

These loans were performing in accordance with the modified contractual terms as of March 31, 2025. At March 31, 2025, the loan with an amortized cost of $53.6 million, had a risk rating of "4" and the other loan with an amortized cost of $45.1 million, had a risk rating of "3". Loans with a risk rating of "3" and "4" are included in the determination of our general CECL reserves.

(Back to Index)

(Back to Index)

Restricted Cash

At March 31, 2025, we had restricted cash of $657,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. At December 31, 2024, we had restricted cash of $890,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. The decrease of $233,000 was primarily attributable to a decrease in restricted cash held in escrow for tax payments.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024	Net Change
Accrued interest receivable from loans	$15,993	$14,642	$1,351
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	11	13	(2)
Total	$16,004	$14,655	$1,349

The increase of $1.3 million in accrued interest receivable was primarily attributable to accrued deferred interest on modified loans offset by loan payoffs.

Other Assets

The following table summarizes our other assets at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024	Net Change
Tax receivables and prepaid taxes	$197	$201	$(4)
Other receivables	6,247	2,087	4,160
Prepaid expenses	4,133	3,027	1,106
Fixed assets - non real estate	274	232	42
Other assets, miscellaneous	823	853	(30)
Total	$11,674	$6,400	$5,274

The increase of $5.3 million in other assets was primarily attributable to increases in other receivables due to a receivable from one of our financing counterparties and various prepaid assets held at our real estate properties, offset by amortization.

Deferred Tax Assets

At both March 31, 2025 and December 31, 2024, our net deferred tax asset was zero, resulting from a full valuation allowance of $20.4 million and $20.6 million, respectively, on our gross deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At March 31, 2025 and December 31, 2024, we had a loss of $2.9 million and $3.3 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three months ended March 31, 2025 and 2024, we recorded amortization expense of $415,000 and $420,000, respectively, reported in interest expense on the consolidated statements of operations.
(Back to Index)

(Back to Index)

At March 31, 2025 and December 31, 2024, we had unrealized gains of $50,000 and $73,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended March 31, 2025 and 2024, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following table presents the effect of derivative instruments on our consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest rate swap contracts, hedging	Interest expense	$(393)	$(397)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

Financing Arrangements

Borrowings under our financing arrangements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands, except amounts in footnotes):

	March 31, 2025				December 31, 2024
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Reinvestment Financing Facility (1)
JPMorgan Chase Bank, N.A. (2)	$889,861	$1,194,899	39	6.07%	$—	$—	—	—%

Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (3)	61,091	164,565	6	8.10%	60,910	162,578	6	8.22%

CRE - Term Warehouse Financing Facilities (1)
JPMorgan Chase Bank, N.A. (4)	—	—	—	—%	90,995	158,639	5	6.87%
Morgan Stanley Mortgage Capital Holdings LLC (5)	40,069	62,322	3	7.45%	65,744	98,373	5	7.22%

Mortgages Payable
ReadyCap Commercial, LLC (6)	20,292	26,969	1	8.12%	20,240	26,960	1	8.28%
Oceanview Life and Annuity Company (7)(8)	44,111	92,532	1	10.32%	44,211	92,549	1	10.40%
Florida Pace Funding Agency (7)(9)	15,109	—	—	7.26%	15,105	—	—	7.26%
Total	$1,070,533	$1,541,287			$297,205	$539,099

(1)
Outstanding borrowings include accrued interest payable.
(2)
Includes $3.3 million of deferred debt issuance costs at March 31, 2025.
(3)
Includes $2.0 million and $2.2 million of deferred debt issuance costs at March 31, 2025 and December 31, 2024, respectively.
(4)
Includes $988,000 of deferred debt issuance costs at December 31, 2024.
(5)
Includes $1.2 million and $539,000 of deferred debt issuance costs at March 31, 2025 and December 31, 2024, respectively, which includes $831,000 of deferred debt issuance costs at March 31, 2025 from another term warehouse financing facility with no balance.
(6)
There were no deferred debt issuance costs at March 31, 2025. Includes $52,000 of deferred debt issuance costs at December 31, 2024.
(7)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(8)
Includes $200,000 and $101,000 of deferred debt issuance costs at March 31, 2025 and December 31, 2024, respectively.
(9)
Includes $401,000 and $405,000 of deferred debt issuance costs at March 31, 2025 and December 31, 2024, respectively.

We were in compliance with all covenants in the respective agreements at March 31, 2025 and December 31, 2024.

(Back to Index)

(Back to Index)

CRE - Term Reinvestment Financing Facility

In March 2025, an indirect wholly-owned subsidiary of ours entered into a master repurchase agreement (the “JPMorgan Chase 2025 Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) to finance existing CRE loans and the origination of CRE loans. The JPMorgan Chase 2025 Facility has a maximum facility amount of $939.9 million, provides match term funding, charges interest of one-month benchmark plus a 1.75% spread and matures as of the latest maturity date of any purchased asset. The JPMorgan Chase 2025 Facility includes a two-year reinvestment period enabling the reinvestment of principal proceeds from asset repayments into qualifying replacement assets.

In connection with the JPMorgan Chase 2025 Facility, we provided "bad act" guaranties pursuant to a guarantee agreement (the "2025 JPMorgan Chase Guarantee") where we are liable for 100% of the repurchase price of the purchase assets and JPMorgan Chase’s losses, costs and expenses only upon the occurrence of certain customary bad acts. The JPMorgan Chase 2025 Guarantee includes certain financial covenants required of us, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. The JPMorgan Chase 2025 Facility also includes minimum interest coverage requirements and maximum look through LTV requirements. Also, ACRES Realty Funding, Inc. ("ACRES RF"), the direct owner of the wholly-owned subsidiary borrower, executed a pledge agreement with JPMorgan Chase pursuant to which it pledged and granted to JPMorgan Chase a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.

The JPMorgan Chase 2025 Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of the ACRES SPE 2025-1, LLC, ("Seller SPE") or of us; breaches of covenants and/or certain representations and warranties; and a judgment in an amount greater than $250,000 against the Seller SPE or ACRES RF or $10.0 million against us. The remedies for such events of default are also customary for this type of financing arrangement and include the acceleration of the principal amount outstanding under the JPMorgan Chase 2025 Facility and the liquidation by JPMorgan Chase of purchased assets then subject to the JPMorgan Chase 2025 Facility.

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

(Back to Index)

(Back to Index)

CRE - Term Warehouse Financing Facilities

In October 2018, an indirect, wholly-owned subsidiary of ours entered into a master repurchase agreement (the "JPMorgan Chase Facility") with JP Morgan Chase to finance the origination of CRE loans. As amended, the JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and has a maturity date of July 2026. In March 2025, we entered into Amendment No. 6 to Guarantee, by and between us and JPMorgan Chase, which makes certain amendments and modifications to the Guaranty, dated October 26, 2018 between us and JPMorgan Chase, as amended (the "JPM Guarantee") including but not limited to amending (capitalized terms each as defined in the JPM Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio.

In November 2021, an indirect, wholly-owned subsidiary of ours entered into a master repurchase and securities contract agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. As amended, the Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2025. We also have the right to request a one-year extension. In March 2025, we entered into Amendment No. 4 to Guaranty (the “Morgan Stanley Amendment”) by and between us and Morgan Stanley, which makes certain amendments and modifications to the Guaranty between us and Morgan Stanley as amended (the “MS Guaranty”), including but not limited to (capitalized terms each as defined in the MS Guaranty) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio.

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

In connection with our investment in the student housing complex, ACRES RF entered into guarantees related to the Construction Loan made to Chapel Drive East, LLC. Pursuant to the guarantees, Jason Pollack, Frank Dellaglio and ACRES RF (collectively, the "Guarantors"), for the benefit of Oceanview, provided limited "bad boy" guaranties to Oceanview pursuant to the Construction Loan Agreement until the earlier of the payment in full of the indebtedness or the date of a sale of the property pursuant to a foreclosure of the mortgage or deed or other transfer in lieu of foreclosure is accepted by Oceanview. The Guarantors also entered into a Completion Guaranty Agreement for the benefit of Oceanview to guaranty the timely completion of the project in accordance with the Construction Loan Agreement, as well as a Carry Guaranty Agreement, for the benefit of Oceanview to guaranty and the unconditional payment by Chapel Drive East, LLC of all customary or necessary costs and expenses incurred in connection with the operation, maintenance and management of the property and an Environmental Indemnity Agreement jointly and severally in favor of Oceanview whereby the Guarantors serving as Indemnitors provided environmental representations and warranties, covenants and indemnifications (collectively the "Guaranties"). The Guaranties include certain financial covenants required of ACRES RF, including required net worth and liquidity requirements.

(Back to Index)

(Back to Index)

Securitizations

ACR 2021-FL1

In May 2021, we closed ACR 2021-FL1, an $802.6 million CRE debt securitization transaction that provided financing for CRE loans. In March 2025, we exercised the optional redemption on ACR 2021-FL1 in conjunction with the closing of the JPMorgan Chase 2025 Facility.

ACR 2021-FL2

In December 2021, we closed ACR 2021-FL2, a $700.0 million CRE debt securitization transaction that provided financing for CRE loans. In March 2025, we exercised the optional redemption on ACR 2021-FL2 in conjunction with the closing of the JPMorgan Chase 2025 Facility.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at March 31, 2025 and December 31, 2024. The interest rates for RCT I and RCT II, at March 31, 2025, were 8.51% and 8.50%, respectively. The interest rates for RCT I and RCT II, at December 31, 2024, were 8.54% and 8.80%, respectively.

Equity

Total equity at March 31, 2025 was $440.4 million compared to total equity at December 31, 2024 of $449.7 million. The decrease in equity during the three months ended March 31, 2025 was primarily attributable to current losses, common stock repurchases and dividends on preferred stock for the three months ended March 31, 2025.

Our preferred equity is composed of the following at March 31, 2025:

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

(Back to Index)

(Back to Index)

them at any time. However, we may redeem them at our election, in whole or in apart, on or after May 21, 2026. Dividends are payable quarterly in arrears.

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months ended March 31, 2025 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended March 31, 2025
	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$215,137	$28.87
Net loss allocable to common shares (2)	(5,859)	(0.81)
Change in other comprehensive income on derivatives	393	0.05
Repurchase of common stock (3)	(4,378)	0.28
Impact to equity of share-based compensation	815	0.11
Total net decrease	(9,029)	(0.37)
Common stock book value at end of period (4)	$206,108	$28.50

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 574,538 at both March 31, 2025 and December 31, 2024, and include warrants to purchase up to 391,995 shares of common stock at both March 31, 2025 and December 31, 2024. The denominators for the calculations were 7,231,273 and 7,451,461 shares at March 31, 2025 and December 31, 2024, respectively.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at March 31, 2025. We calculated net loss per common share-diluted of $(0.80) using the weighted average diluted shares outstanding during the three months ended March 31, 2025.
(3)
In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. In November 2023, an additional $10.0 million of outstanding shares of both common and preferred stock was authorized. In December 2024, our Board authorized and approved the repurchase of an additional $5.0 million of outstanding shares of both common and preferred stock. In April 2025, our Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock. We purchased 2.8 million common shares for $32.4 million and 100,000 preferred shares for $2.2 million through March 31, 2025. Because we repurchased our common stock at significant discounts to book value, these repurchases were accretive to per share book value since the inception of the program.
(4)
We calculated common stock book value as total stockholders’ equity of $430.1 million less preferred stock equity of $224.0 million at March 31, 2025.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to 1/12th of the amount of our equity multiplied by 1.50% and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At March 31, 2025:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(638,806)
Payments for repurchases of capital stock	(259,536)
Total	$432,130

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

The following table provides a reconciliation from GAAP net (loss) income allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2025	Per Share Data	2024	Per Share Data
Net (loss) income allocable to common shares - GAAP	$(5,859)	$(0.80)	$556	0.07
Gain on sale of real estate	—	—	—	—
Net (loss) income allocable to common shares - GAAP, adjusted	$(5,859)	$(0.80)	$556	$0.07

Reconciling Items from Continuing Operations:
Non-cash equity compensation expense	815	0.11	477	0.06
Non-cash (reversal of) provision for CRE loan losses	(1,717)	(0.23)	4,896	0.61
Realized loss on core activities	(700)	(0.10)	—	—
Unrealized gain on core activities	—	—	(5,835)	(0.73)
Real estate depreciation and amortization	1,155	0.16	1,238	0.16
Net income from non-core assets (1)	—	—	(50)	(0.01)
Earnings Available for Distribution allocable to common shares	$(6,306)	$(0.86)	$1,282	$0.16

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	7,362		8,034

Earnings Available for Distribution per common share - diluted	$(0.86)		$0.16

(1)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) residential mortgage lending, (iii) legacy CRE loans designated as held for sale and (iv) other non-CRE assets included in assets held for sale.

For the three months ended March 31, 2025 and 2024, EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was a loss of $6.3 million and earnings of $1.3 million, respectively, or ($0.86) and $0.16, respectively, per common share outstanding. There was no incentive compensation payable incurred by us for the three months ended March 31, 2025.

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended March 31, 2025 (dollars in thousands, except per share data):

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at September 30, 2022	$216,026
Total amount of net proceeds from any issuance of common stock after October 1, 2022	4,182
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	31,417
Amount paid to repurchase common stock after October 1, 2022 (1)	(14,217)
Incentive Compensation paid after October 1, 2022 (1)	(1,234)
Book value equity at March 31, 2025	$236,174
Incentive Compensation Hurdle (2)(3)	$16,532

Average closing price of 30 day period ending three days prior to issuance date	$18.54

(1)
Calculated on a daily weighted average basis for the 12-month period ended March 31, 2025.
(2)
Calculated as book value equity at March 31, 2025 multiplied by 1.75% (7% per annum).
(3)
The amount by which EAD (as defined in the Management Agreement) exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

For the three months ended March 31, 2025, there was no incentive compensation payable to the Manager.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities, which was $(4.6) million for the three months ended March 31, 2025, and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

At March 31, 2025, our liquidity consisted of $66.0 million of unrestricted cash and cash equivalents, and $21.4 million of potential proceeds from unlevered financeable CRE loans.

During the three months ended March 31, 2025, our principal sources of liquidity were: (i) gross financing proceeds of $907.6 million from our term reinvestment financing facility; (ii) proceeds of $31.7 million on CRE loan sales; and (iii) net proceeds of $3.6 million from repayments on our CRE portfolio.

These sources of liquidity were offset by the liquidation of our two CRE securitizations, paydowns on our term warehouse facilities, deployments in CRE loan portfolio and real estate investments, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $66.0 million of unrestricted cash we held at March 31, 2025.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $10.6 million and $10.7 million at March 31, 2025 and December 31, 2024, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

In March 2025, we amended and restated our loan to ACRES Capital Corp. to: (i) be issued by ACRES Holdings, LLC, (ii) provide for a six month option for ACRES Holdings, LLC to draw an additional balance of $7.0 million, and (iii) if such option is exercised, (a) to extend the maturity to July 31, 2031, (b) increase the interest rate to 5% and (c) increase the monthly amortization to $50,000.

Cash Flows

For the three months ended March 31, 2025, our restricted and unrestricted cash and cash equivalents balance increased from $57.6 million to $66.7 million. The cash movements can be summarized by the following:

(Back to Index)

(Back to Index)

Cash flows from operating activities. For the three months ended March 31, 2025, operating activities decreased our cash balances by $4.6 million, primarily driven by changes in operating assets and liabilities, non-cash provision for loan losses, and non-cash amortization and depreciation.

Cash flows from investing activities. For the three months ended March 31, 2025, investing activities increased our cash balances by $117.7 million, primarily driven by repayments of CRE loans and proceeds from sales of CRE loans, partially offset by deployments in a CRE mezzanine loan, funding of existing commitments on CRE whole loans and deployments in our investment in real estate and investments in unconsolidated entities with underlying real estate collateral.

Cash flows from financing activities. For the three months ended March 31, 2025, financing activities decreased our cash balances by $104.1 million, primarily driven by repayments on our CRE securitization notes and term warehouse financing facilities, distributions on our preferred stock, repurchases of our common stock, partially offset by proceeds from our CRE term reinvestment financing facility.

Financing Availability

We utilize a variety of financing arrangements to finance certain assets. We generally utilize the following types of financing arrangements:

1.
CRE - Term Reinvestment Financing Facility: Our term reinvestment financing facility effectively allows us to borrow against loans that we own. Under this agreement, we transfer loans to a counterparty and agree to purchase the same loans from the counterparty at a price equal to the transfer price plus interest. The counterparty retains the sole discretion over whether to purchase the loan from us. The facility includes a two-year reinvestment period enabling the reinvestment of principal proceeds from asset repayments into qualifying assets, provided the proceeds are reinvested within 90 days of the payoff. We also can acquire and finance the future funding participations of the portfolio collateral, subject to the discretion of the counterparty.
2.
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

(Back to Index)

(Back to Index)

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

In March 2025, we exercised the optional redemption of both ACR 2021-FL1 and ACR 2021-FL2. We also entered into a master repurchase agreement with JPMorgan Chase to finance existing CRE loans as well as the origination of new CRE loans. In connection with the financing, we repaid (i) all of the outstanding senior notes at the ACR 2021-FL1 and ACR 2021-FL2 securitizations, (ii) all of the outstanding borrowings on the existing JPMorgan Chase facility and (iii) one borrowing from the Morgan Stanley facility, from the proceeds of the new financing facility. We recognized a charge of $1.5 million upon the redemption of the ACR 2021-FL1 and ACR 2021-FL2 securitizations from the recognition of unamortized deferred debt issuance costs associated with those securitizations.

We were in compliance with all of our covenants at March 31, 2025 in accordance with the terms provided in agreements with our lenders.

At March 31, 2025, we had financing arrangements as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
CRE - Term Reinvestment Financing Facility (1)
JPMorgan Chase Bank, N.A.	March 2025	May 2030	$939,862	$891,098	$48,764
Senior Secured Financing Facility (2)
Massachusetts Mutual Life Insurance Company	July 2020	June 2028	500,000	63,099	436,901
CRE - Term Warehouse Financing Facilities (3)
JPMorgan Chase Bank, N.A.	October 2018	July 2026	250,000	-	250,000
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2025	250,000	41,171	208,829
Mortgages Payable
ReadyCap Commercial, LLC	April 2022	April 2025	20,375	20,292	83
Oceanview Life and Annuity Company (4)	January 2023	September 2025	48,000	44,311	3,689
Florida Pace Funding Agency (5)	January 2023	January 2053	15,510	15,510	—
Total				$1,075,481

(1)
Excludes accrued interest payable of $2.1 million and deferred debt issuance costs of $3.3 million.
(2)
Excludes deferred debt issuance costs of $2.0 million.
(3)
Excludes accrued interest payable of $111,000 and deferred debt issuance costs of $1.2 million
(4)
Excludes deferred debt issuance costs of $200,000.
(5)
Excludes deferred debt issuance costs of $401,000.

The following table summarizes the average principal outstanding during the three months ended March 31, 2025 and December 31, 2024 and the principal outstanding on our financing arrangements at March 31, 2025 and December 31, 2024 (in thousands, except amounts in footnotes):

(Back to Index)

(Back to Index)

	Three Months Ended March 31, 2025	March 31, 2025	Three Months Ended December 31, 2024	December 31, 2024
	Average Principal Outstanding	Principal Outstanding	Average Principal Outstanding	Principal Outstanding
Financing Arrangement
Term reinvestment financing facility - CRE loans(1)	$150,350	$891,098	$—	$—
Senior secured financing facility (2)	63,099	63,099	63,099	63,099
Term warehouse financing facilities - CRE loans (3)	127,660	41,171	158,126	157,832
Total	$341,109	$995,368	$221,225	$220,931

(1)
Principal outstanding excludes accrued interest payable of $2.1 million and deferred debt issuance costs of $3.3 million at March 31, 2025.
(2)
Principal outstanding excludes accrued interest payable of $270,000 and $274,000 and deferred debt issuance costs of $2.0 million and $2.2 million at March 31, 2025 and December 31, 2024, respectively.
(3)
Principal outstanding excludes accrued interest payable of $111,000 and $435,000 and deferred debt issuance costs of $1.2 million and $1.5 million at March 31, 2025 and December 31, 2024, respectively.

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Financing Arrangement
Term reinvestment financing facility - CRE loans	$891,098	$—
Senior secured financing facility	63,099	64,495
Term warehouse financing facilities - CRE loans	143,632	189,563

Historically, we have financed the acquisition of our investments through collateralized loan obligations ("CLO") and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CLOs and securitizations, which will cease if the CLOs and securitizations fail to meet certain tests. Through optional redemption of our securitizations in March 2025, we did not experience difficulty in maintaining our existing CLO and securitization financing and passed all of the critical tests required by these financings. Our securitizations collectively had balances of $865.1 million at December 31, 2024.

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At March 31, 2025 and December 31, 2024, our leverage ratio under GAAP was 2.9 and 3.0 times, respectively. The leverage ratio decreased during the period primarily due to the net decrease in borrowings offset by the net decrease to total equity.

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At March 31, 2025:
CRE - term reinvestment financing facility (1)	$893,200	$—	$—	$—	$893,200
Senior secured financing facility (2)	63,099	—	50,996	12,103	—
CRE - term warehouse financing facilities (3)	41,281	41,281	—	—	—
Mortgages payable (4)	80,113	64,603	—	—	15,510
5.75% Senior Unsecured Notes (5)	150,000	—	150,000	—	—
Unsecured junior subordinated debentures (6)	51,548	—	—	—	51,548
Lease liabilities (7)	859,699	1,720	5,961	6,511	845,507
Unfunded commitments on CRE loans (8)	83,995	50,533	33,462	—	—
Base management fees (9)	6,482	6,482	—	—	—
Total	$2,229,417	$164,619	$240,419	$18,614	$1,805,765

(1)
Includes $2.1 million of accrued interest payable.
(2)
Excludes $270,000 of accrued interest payable.
(3)
Includes $111,000 of accrued interest payable.
(4)
Excludes $478,000 of accrued interest payable.
(5)
Excludes $13.0 million of interest expense payable through maturity in August 2026.
(6)
Excludes $22.7 million and $23.8 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(7)
Lease liabilities include a ground rent lease for a hotel property with a remaining term of 91 years and an annual growth rate of 3%.
(8)
Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At March 31, 2025, we had unfunded commitments on 20 CRE whole loans.
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

At March 31, 2025, we had $32.1 million of cumulative net operating losses ("NOL") to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act ("TCJA"), along with revisions made by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act reduced the deduction for NOLs generated post 2017 to 80% of taxable income and granted an indefinite carryforward period. Additionally, we have cumulative total net capital losses of $121.9 million, which are set to expire at December 31, 2025.

We also have tax assets in our taxable REIT subsidiaries ("TRS"). These tax assets are analyzed and disclosed quarterly in our financial statements. At March 31, 2025, our TRSs had $60.9 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $21.1 million of NOLs with an indefinite carryforward period.

(Back to Index)

(Back to Index)

Distributions

We did not pay distributions on our common shares during the three months ended March 31, 2025 as we were focused on prudently retaining and managing sufficient excess liquidity. As a result of losses during 2020, we received significant NOL carryforwards and net capital loss carryforwards, as finalized in our 2020 tax return. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our earnings available for distribution, our Board expects to establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

Off-Balance Sheet Arrangements

General

At March 31, 2025, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities not established for those purposes. At March 31, 2025, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $84.0 million and $94.0 million in unfunded loan commitments at March 31, 2025 and December 31, 2024, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

Allowance for Credit Losses

We maintain an allowance for credit losses on our loans held for investment. CRE loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees and origination costs as applicable. Effective January 1, 2020, we determine our allowance for credit losses, consistent with GAAP, by measuring CECL on the loan portfolio on a quarterly basis. We utilize a probability of default and loss given default methodology over a reasonable and supportable forecast period after which we revert to the historical mean loss ratio, utilizing a blended approach sourced from our own historical losses and the market losses from an engaged third-party’s database, to be applied for the remaining estimable period. The CECL model requires us to make significant judgments, including: (i) the selection of a reasonable and supportable forecast period, (ii) the selection and weighting of appropriate macroeconomic forecast scenarios, (iii) the determination of the risk characteristics in which to pool financial assets, and (iv) the appropriate historical loss data to use in the model. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable by us.

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

At March 31, 2025, we determined that there are no VIEs to be consolidated.

Recent Accounting Standards

Accounting Standards to be Adopted in Future Periods

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the transparency of income tax disclosures. This guidance is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are in the process of evaluating the impact of this guidance, however, we do not expect a material impact to our consolidated financial statements.

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

(Back to Index)

(Back to Index)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2025, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed. Additionally, refer to Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on risks we face.

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

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At March 31, 2025, 78.8% of the par value of our CRE loan portfolio had interest rate caps or debt service reserves in place with a weighted-average maturity of four months.

Macroeconomic conditions may persist into the future and impair our borrowers’ ability to comply with the terms under our loan agreements. We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address rising interest rates, lingering impacts of the COVID-19 pandemic, and other macroeconomic factors on our loans secured by properties experiencing cash flow pressure. These conditions may be exacerbated by recent changes in global tariff policies and escalating global trade tensions, which may introduce uncertainty in supply chains and contribute to market volatility. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. In order to mitigate that risk, we have proactively engaged with our borrowers, particularly with those with near-term maturities, in order to maximize recovery.

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

Financing Risk

We finance our target assets using our CRE debt securitizations, a CRE - term reinvestment financing facility, a senior secured financing facility, warehouse financing facilities, mortgage payable and construction loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing, or to increase the costs of that financing.

(Back to Index)

(Back to Index)

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At March 31, 2025, 97.9% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 2.1% of our CRE loan portfolio by par value has a contractual fixed rate of interest. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.4 billion had a weighted-average benchmark floor of 1.05% at March 31, 2025.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended March 31, 2025
	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share
$304,625	$(2,676)	$(0.08)	$3,060	$0.10

(1)
Includes our floating-rate CRE loans at March 31, 2025.
(2)
Includes amounts outstanding on our CRE term reinvestment financing facility, CRE term warehouse financing facilities, senior secured financing facility and unsecured junior subordinated debentures.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1. LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. We are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2025.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission ("SEC"), except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock. In November 2023, our Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock. In December 2024, our Board authorized and approved the repurchase of an additional $5.0 million of outstanding shares of both common and preferred stock. At March 31, 2025, $426,000 remained available under this repurchase program. In April 2025, our Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock.

The following table presents information about our common and preferred stock repurchases made during the three months ended March 31, 2025 in accordance with our repurchase program (dollars in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 2, 2025 - January 31, 2025	44,306	$17.38	44,306	$4,029,866
February 3, 2025 - February 28, 2025	72,858	19.31	72,858	2,624,225
March 3, 2024 - March 31, 2025	103,024	21.35	103,024	425,860

(1)
The average price paid per share as reflected above includes broker fees and commissions.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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
10.6(b)

Amendment No.1 to Promissory Note, dated March 13, 2025, between ACRES Holdings, LLC to ACRES Realty Funding, Inc. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

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

10.9(b)

Amendment No. 1 to Building Loan Agreement, dated March 11, 2025, between Chapel Drive East, LLC and Oceanview Life and Annuity Company. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

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

(Back to Index)

(Back to Index)

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

99.1(k)

Amendment No. 6 to Guarantee Agreement, dated March 14, 2025, between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

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

99.2(g)

Amendment No. 4 to Guaranty, dated March 14, 2025 between ACRES Commercial Realty Corp. and Morgan Stanley Mortgage Capital Holdings LLC. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

99.3(a)

Master Repurchase Agreement between ACRES SPE 2025-1, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer, dated March 14, 2025. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

99.3(b)

Guarantee made by ACRES Commercial Realty Corp., as Guarantor, in favor of JPMorgan Chase Bank, National Association, dated March 14, 2025. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

99.4	Federal Income Tax Consequences of our Qualification as a REIT. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

May 7, 2025	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

May 7, 2025	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Senior Vice President
Chief Financial Officer

May 7, 2025	By:	/s/ Linda M. Kilpatrick
Linda M. Kilpatrick
Vice President
Chief Accounting Officer and Controller

(Back to Index)