Form 10-Q
period 2025-06-30
ACRES Commercial Realty Corp.
filed 2025-08-05
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of outstanding shares of the registrant’s common stock on August 4, 2025 was 7,426,314 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1. FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$42,747	$56,713
Restricted cash	2,103	890
Accrued interest receivable	19,093	14,655
CRE loans	1,391,998	1,487,392
Less: allowance for credit losses	(30,350)	(32,847)
CRE loans, net	1,361,648	1,454,545
Loan receivable - due from Manager	10,550	10,675
Loan held for sale	45,800	11,100
Investments in unconsolidated entities	25,254	21,857
Properties held for sale	201,166	201,125
Investments in real estate	77,511	76,608
Right of use assets	19,694	19,911
Intangible assets	6,664	6,988
Other assets	6,078	6,400
Total assets	$1,818,308	$1,881,467
LIABILITIES (2)
Accounts payable and other liabilities	$14,203	$11,817
Management fee payable - related party	531	540
Accrued interest payable	6,574	6,958
Borrowings	1,309,296	1,360,371
Lease liabilities	45,575	45,259
Distributions payable	3,545	3,607
Accrued tax liability	7	27
Liabilities held for sale	3,175	3,226
Total liabilities	1,382,906	1,431,805
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,507,857 and 4,507,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 7,142,255 and 7,634,004 shares issued and outstanding (including 328,586 and 574,538 unvested restricted shares)	7	8
Additional paid-in capital	1,154,533	1,162,581
Accumulated other comprehensive loss	(2,413)	(3,203)
Distributions in excess of earnings	(726,858)	(720,268)
Total stockholders’ equity	425,279	439,128
Non-controlling interests	10,123	10,534
Total equity	435,402	449,662
TOTAL LIABILITIES AND EQUITY	$1,818,308	$1,881,467

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	June 30, 2025(3)	December 31, 2024
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$—	$190
Accrued interest receivable	—	10,733
CRE loans, pledged as collateral (4)	—	1,115,163
Loan held for sale	—	9,469
Other assets	—	117
Total assets of consolidated VIEs	$—	$1,135,672
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$—	$73
Accrued interest payable	—	2,111
Borrowings	—	862,804
Total liabilities of consolidated VIEs	$—	$864,988

(3)
There were no consolidated VIEs at June 30, 2025.
(4)
Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Interest income:
CRE loans	$28,497	$40,340	$56,966	$82,206
Other	334	726	591	1,471
Total interest income	28,831	41,066	57,557	83,677
Interest expense	20,264	30,311	43,387	61,562
Net interest income	8,567	10,755	14,170	22,115
Real estate income	13,273	10,143	24,639	17,514
Other revenue	33	38	66	75
Total revenues	21,873	20,936	38,875	39,704
OPERATING EXPENSES
General and administrative	2,736	2,356	5,895	5,611
Real estate expenses	13,349	9,736	26,691	19,267
Management fees - related party	1,601	1,620	3,232	3,247
Equity compensation - related party	585	814	1,400	1,291
Corporate depreciation and amortization	20	16	38	24
(Reversal of) provision for credit losses, net	(780)	1,337	(2,497)	6,233
Total operating expenses	17,511	15,879	34,759	35,673
	4,362	5,057	4,116	4,031
OTHER (EXPENSE) INCOME
Equity in losses of unconsolidated subsidiaries	(669)	(41)	(1,161)	(41)
Gain on conversion of real estate	—	—	—	5,835
Other income	638	1,435	722	1,550
Total other (expense) income	(31)	1,394	(439)	7,344
INCOME BEFORE TAXES	4,331	6,451	3,677	11,375
Income tax expense	(7)	(54)	(83)	(54)
NET INCOME	4,324	6,397	3,594	11,321
Net income allocated to preferred shares	(5,282)	(4,806)	(10,595)	(9,628)
Carrying value in excess of consideration paid for preferred shares	—	—	—	242
Net loss allocable to non-controlling interest, net of taxes	226	62	410	274
NET (LOSS) INCOME ALLOCABLE TO COMMON SHARES	$(732)	$1,653	$(6,591)	$2,209
NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(0.10)	$0.22	$(0.90)	$0.29
NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(0.10)	$0.21	$(0.90)	$0.28
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	7,250,624	7,664,077	7,306,123	7,709,104
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	7,250,624	7,841,753	7,306,123	7,937,784

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$4,324	$6,397	$3,594	$11,321
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in interest expense	397	398	790	795
Total other comprehensive income	397	398	790	795
Comprehensive income before allocation to preferred shares	4,721	6,795	4,384	12,116
Net loss allocated to non-controlling interests shares	226	62	410	274
Carrying value in excess of consideration paid for preferred shares	—	—	—	242
Net income allocated to preferred shares	(5,282)	(4,806)	(10,595)	(9,628)
Comprehensive (loss) income allocable to common shares	$(335)	$2,051	$(5,801)	$3,004

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2024	7,634,004	$8	$5	$5	$1,162,581	$(3,203)	$(720,268)	$439,128	$10,534	$449,662
Purchase and retirement of common stock	(220,188)	(1)	—	—	(4,377)	—	—	(4,378)	—	(4,378)
Amortization of stock-based compensation	—	—	—	—	815	—	—	815	—	815
Net loss	—	—	—	—	—	—	(546)	(546)	(184)	(730)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(5,313)	(5,313)	—	(5,313)
Amortization of terminated derivatives	—	—	—	—	—	393	—	393	—	393
Balance, March 31, 2025	7,413,816	$7	$5	$5	$1,159,019	$(2,810)	$(726,127)	$430,099	$10,350	$440,449
Purchase and retirement of common stock	(271,561)	—	—	—	(5,072)	—	—	(5,072)	—	(5,072)
Amortization of stock-based compensation	—	—	—	—	586	—	—	586	—	586
Net income	—	—	—	—	—	—	4,551	4,551	(227)	4,324
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(5,282)	(5,282)	—	(5,282)
Amortization of terminated derivatives	—	—	—	—	—	397	—	397	—	397
Balance, June 30, 2025	7,142,255	$7	$5	$5	$1,154,533	$(2,413)	$(726,858)	$425,279	$10,123	$435,402

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

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,594	$11,321
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses, net	(2,497)	6,233
Depreciation, amortization and accretion	7,119	3,375
Amortization of stock-based compensation	1,400	1,291
Gain on conversion of real estate	—	(5,835)
Equity in losses of unconsolidated subsidiaries	1,161	41
Changes in operating assets and liabilities	(3,574)	(6,215)
Net cash provided by operating activities	7,203	10,211
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal fundings of CRE loans	(103,934)	(20,556)
Principal payments received on CRE loans	133,596	149,511
Proceeds from sale of CRE loans	31,730	—
Investments in real estate	(2,227)	(26,418)
Investments in unconsolidated entities	(4,558)	—
Purchases of furniture and fixtures	(106)	—
Principal payments received on loan - due from Manager	125	125
Net cash provided by investing activities	54,626	102,662
CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	—	(82)
Repurchase of common stock	(9,449)	(3,623)
Repurchase of preferred stock	—	(2,157)
Proceeds from borrowings:
CRE - term warehouse financing facilities	56,640	19,168
Mortgages payable	—	21,499
CRE - term reinvestment financing facility	907,601	—
Payments on borrowings:
Securitizations	(865,078)	(112,215)
Senior secured financing facility	—	(1,397)
CRE - term warehouse financing facilities	(131,565)	(24,938)
CRE - term reinvestment financing facility	(18,708)	—
Payment of debt issuance costs	(3,366)	—
Proceeds received from non-controlling interests	—	241
Distributions paid on preferred stock	(10,657)	(9,662)
Net cash used in financing activities	(74,582)	(113,166)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(12,753)	(293)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	57,603	91,886
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$44,850	$91,593

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

June 30, 2025

(unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$42,747	$89,622
Restricted cash	2,103	1,971
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$44,850	$91,593

Investments in Real Estate

The Company depreciates investments in real estate and amortizes related intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	1 to 39 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures and equipment	1 to 12 years
Right of use assets	3 to 99 years
Intangible assets	3 months to 18 years
Lease liabilities	Shorter of lease term or expected useful life

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $20.4 million) at June 30, 2025, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

June 30, 2025

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the six months ended June 30, 2025 and 2024, the Company did not provide any financial support to either of its Consolidated VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to either of its Consolidated VIEs.

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

June 30, 2025

(unaudited)

Investments in Unconsolidated Entities (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIEs' economic performance and (ii) the obligation to absorb the losses of the VIEs or the right to receive the benefits from the VIEs, which could be significant to the VIEs. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at June 30, 2025 and December 31, 2024. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of both Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), with a value of $1.5 million in the aggregate, or 3.0% of each trust, at June 30, 2025 and December 31, 2024. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

65 E. Wacker Joint Venture, LLC

In March 2024, the Company contributed its interest in an East North Central office property to form a joint venture (the "Wacker JV") with an unrelated third-party (the "Wacker Managing Member") for the purpose of converting the office property to multifamily units. At the date of contribution, the office property had a fair value of $20.3 million. The Wacker Managing Member is responsible for the day-to-day operations of the Wacker JV, but the Company and the Wacker Managing Member must each approve all major decisions related to the operations, financing or disposition of the Wacker JV before any major decision can be taken. The Company accounts for its investment in the Wacker JV as an equity method investment within investments in unconsolidated entities in its consolidated financial statements.

7720 McCallum JV, LLC

In September 2024, the Company contributed $574,000 as well as its net interest in a multifamily unit property located in the Southwest region to form a joint venture (the "McCallum JV") with an unrelated third-party (the "McCallum Managing Member"). The McCallum Managing Member is responsible for the day-to-day operations of the McCallum JV. The Company determined the McCallum JV to be a VIE for which it was not the primary beneficiary because it did not have the power to direct the activities most significant to the McCallum JV, as the Company does not have unilateral kick-out rights or substantive participating rights. The Company accounts for its investment in the McCallum JV as an equity method investment within investments in unconsolidated entities in its consolidated financial statements.

Upon formation of the McCallum JV, the McCallum JV took ownership of the multifamily property subject to a related CRE loan payable to the Company which was novated to allow the McCallum JV to replace the original obligor who was experiencing financial difficulty. The $31.5 million CRE loan has an initial maturity date of September 5, 2027 and bears interest at a rate of one-month Term Secured Overnight Financing Rate ("Term SOFR") and a spread of 2.75%. There were no other changes to the terms of the loan. The McCallum JV also entered into a $1.5 million mezzanine loan commitment with the Company, of which $475,000 was funded at June 30, 2025.

Pacmulti Affiliates, LLC

In March 2025, the Company contributed $200,000 as well as its net interest in a multifamily unit property located in the Mid-Atlantic region to form a joint venture (the "Pacmulti JV") with an unrelated third-party (the "Pacmulti Managing Member"). The

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

Pacmulti Managing Member is responsible for the day-to-day operations of the Pacmulti JV. The Company determined the Pacmulti JV to be a VIE for which it was not the primary beneficiary because it did not have the power to direct the activities most significant to the Pacmulti JV, as the Company does not have unilateral kick-out rights or substantive participating rights. The Company accounts for its investment in the Pacmulti JV as an equity method investment within investments in unconsolidated entities in its consolidated financial statements.

Upon formation of the Pacmulti JV, the Pacmulti JV took ownership of the multifamily property subject to a related CRE loan payable to the Company which was novated to allow the Pacmulti JV to replace the original obligor who was experiencing financial difficulty. The $70.8 million CRE loan has an initial maturity date of May 5, 2030 and bears interest at a rate of one-month Term SOFR and a spread of 3.41%. There were no other changes to the terms of the loan. The Pacmulti JV also entered into a $13.5 million mezzanine loan commitment with the Company, of which $7.3 million was funded at June 30, 2025.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at June 30, 2025 (in thousands):

	Unsecured Junior Subordinated Debentures	65 E Wacker Joint Venture, LLC	7720 McCallum JV, LLC	Pacmulti Affiliates, LLC	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$11	$—	$—	$—	$11	$—
Investments in unconsolidated entities	1,548	23,706	—	—	25,254	25,254
Total assets	1,559	23,706	—	—	25,265

LIABILITIES
Accrued interest payable	371	—	—	—	371	N/A
Borrowings	51,548	—	—	—	51,548	N/A
Total liabilities	51,919	—	—	—	51,919
Net (liability) asset	$(50,360)	$23,706	$—	$—	$(26,654)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Supplemental cash flows:
Interest expense paid in cash	$43,250	$58,131
Income taxes paid in cash	178	83
Non-cash investing activities include the following:
Transfer of whole loans to investments in real estate	$—	$20,123
Transfer of investment in real estate to investment in unconsolidated entities	—	(20,123)
Non-cash financing activities include the following:
Incentive compensation paid in common stock	$—	$19
Distributions on preferred stock accrued but not paid	3,545	3,229
Capitalized amortization of deferred debt issuance costs	—	614
Capitalized interest	—	964

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s CRE loans held for investment by asset type (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At June 30, 2025:
Whole loans (5)(6)(7)	46	$1,375,075	$(2,440)	$1,372,635	$(25,371)	$1,347,264	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	July 2025 to May 2030
Mezzanine loans (5)	2	19,700	(337)	19,363	(4,979)	14,384	10.00% to 15.00%	April 2026 to June 2028
Total		$1,394,775	$(2,777)	$1,391,998	$(30,350)	$1,361,648

At December 31, 2024:
Whole loans (5)(6)(7)	52	$1,484,997	$(2,305)	$1,482,692	$(28,147)	$1,454,545	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2025 to January 2030
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,489,697	$(2,305)	$1,487,392	$(32,847)	$1,454,545

(1)
Amounts include unamortized loan origination fees of $1.4 million and $1.3 million and deferred amendment fees of $1.3 million and $985,000 at June 30, 2025 and December 31, 2024, respectively.
(2)
References to ("1M Term SOFR") are one-month Term SOFR. Weighted-average one-month Term SOFR were 4.32% and 4.58% at June 30, 2025 and December 31, 2024, respectively. Additionally, weighted-average benchmark rate floors were 1.17% and 0.97% at June 30, 2025 and December 31, 2024, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude five and one whole loans, with amortized costs of $115.6 million and $5.6 million, in maturity default at June 30, 2025 and December 31, 2024, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at June 30, 2025 and December 31, 2024.
(6)
CRE whole loans had $77.7 million and $94.0 million in unfunded loan commitments at June 30, 2025 and December 31, 2024, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained.
(7)
Includes three mezzanine loans of $10.6 million, at amortized cost, with two having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at June 30, 2025. Includes two mezzanine loans of $3.5 million, at amortized cost, that have fixed interest rates of 15.0% at December 31, 2024.

The following is a summary of the Company’s CRE loans held for investment by property type and geographic location (dollars in thousands):

	June 30, 2025		December 31, 2024
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Multifamily	$1,020,636	75.0%	$1,125,564	77.4%
Office	243,948	17.9%	236,409	16.2%
Hotel	57,270	4.2%	56,384	3.9%
Mixed-Use	24,525	1.8%	—	0.0%
Self-Storage	15,269	1.1%	36,188	2.5%
Total	$1,361,648	100%	$1,454,545	100%

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

	June 30, 2025		December 31, 2024
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Southwest	$350,462	25.7%	$364,544	25.0%
Mountain	236,289	17.4%	278,654	19.2%
Southeast	216,846	15.9%	239,986	16.5%
Northeast	162,053	11.9%	155,352	10.7%
Pacific	148,191	10.9%	146,652	10.1%
Mid Atlantic	135,419	9.9%	183,075	12.6%
East North Central	71,618	5.3%	46,459	3.2%
West North Central	40,770	3.0%	39,823	2.7%
Total	$1,361,648	100%	$1,454,545	100%

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2025	2026	2027 and Thereafter	Total
At June 30, 2025:
Whole loans (1)	$494,922	$396,867	$365,265	$1,257,054
Mezzanine loans	—	14,663	4,700	19,363
Total CRE loans (2)	$494,922	$411,530	$369,965	$1,276,417

Description	2025	2026	2027 and Thereafter	Total
At December 31, 2024:
Whole loans (1)	$1,080,501	$198,982	$197,595	$1,477,078
Mezzanine loan	—	—	4,700	4,700
Total CRE loans (2)	$1,080,501	$198,982	$202,295	$1,481,778

(1)
Maturity dates exclude five and one whole loans, with amortized costs of $115.6 million and $5.6 million, in maturity default at June 30, 2025 and December 31, 2024, respectively.
(2)
At June 30, 2025, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options were $100.6 million, $457.3 million, and $699.2 million in 2025, 2026 and 2027 and thereafter, respectively. At December 31, 2024, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $101.2 million, $555.5 million and $820.4 million in 2025, 2026 and 2027 and thereafter, respectively.

At June 30, 2025 and December 31, 2024, no single loan or investment represented more than 10% of the Company’s total assets, and no single investment group generated over 10% of the Company’s revenue.

Loans Held For Sale

At June 30, 2025, the Company had one CRE whole loan with a fair value of $45.8 million held for sale, which sold in July 2025. At December 31, 2024, the Company had one CRE whole loan with a fair value of $11.1 million held for sale, which was sold in January 2025.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the six months ended June 30, 2025 and the year ended December 31, 2024 (in thousands):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Allowance for credit losses at beginning of period	$32,847	$28,757
(Reversal of) provision for credit losses	(2,497)	4,790
Charge-offs	—	(700)
Allowance for credit losses at end of period	$30,350	$32,847

During the three and six months ended June 30, 2025, the Company recorded a reversal of expected credit losses of $780,000 and $2.5 million, respectively, primarily attributable to improvements in the modeled credit risk of the Company's loan portfolio and loan payoffs, offset by a general worsening in macroeconomic factors.

At both June 30, 2025 and December 31, 2024, the Company individually evaluated one mezzanine loan for impairment. The loan was collateralized by an office building in the Northeast region and had a principal balance of $4.7 million at both June 30, 2025 and December 31, 2024. The Company fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at June 30, 2025. The loan entered payment default in February 2023 and has been placed on nonaccrual status.

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

June 30, 2025

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At June 30, 2025:
Whole loans	$28,102	$461,352	$442,551	$435,016	$5,614	$1,372,635
Mezzanine loans	—	14,663	—	—	4,700	19,363
Total	$28,102	$476,015	$442,551	$435,016	$10,314	$1,391,998

At December 31, 2024:
Whole loans	$27,869	$565,968	$503,125	$380,116	$5,614	$1,482,692
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$27,869	$565,968	$503,125	$380,116	$10,314	$1,487,392

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $19.1 million and $14.6 million at June 30, 2025 and December 31, 2024, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2025 (1)	2024 (2)	2023	2022	2021	Prior	Total (3)
At June 30, 2025:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	$28,102	$—	$28,102
Rating 2	24,624	20,591	48,998	—	297,576	69,563	461,352
Rating 3	—	—	—	217,557	213,982	11,012	442,551
Rating 4	78,079	84,988	15,838	169,685	41,537	44,889	435,016
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	102,703	105,579	64,836	387,242	581,197	131,078	1,372,635
Mezzanine loans:
Rating 2	14,663	—	—	—	—	—	14,663
Rating 5	—	—	—	—	—	4,700	4,700
Total mezzanine loans	14,663	—	—	—	—	4,700	19,363
Total loans	$117,366	$105,579	$64,836	$387,242	$581,197	$135,778	$1,391,998
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2024 (2)	2023	2022	2021	2020	Prior	Total (3)
At December 31, 2024:
Whole loans: (4)
Rating 1	$—	$—	$—	$27,869	$—	$—	$27,869
Rating 2	19,023	48,106	46,416	382,195	56,284	13,944	565,968
Rating 3	—	—	249,907	242,155	—	11,063	503,125
Rating 4	80,672	15,811	85,004	153,740	—	44,889	380,116
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	99,695	63,917	381,327	805,959	56,284	75,510	1,482,692
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$99,695	$63,917	$381,327	$805,959	$56,284	$80,210	$1,487,392
Current Period Gross Write-Offs	$—	$—	$—	$(700)	$—	$—	$(700)

(1)
Includes one novated CRE whole loan that resulted from a loan workout.
(2)
Includes two novated CRE whole loans that resulted from loan workouts.
(3)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $19.1 million and $14.6 million at June 30, 2025 and December 31, 2024, respectively.
(4)
Acquired CRE whole loans are grouped within each loan’s year of origination.

The Company has one additional mezzanine loan that was included in other assets held for sale, and that loan had no carrying value at both June 30, 2025 and December 31, 2024.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis at the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable (1)	Total Loans > 90 Days and Accruing (2)
At June 30, 2025:
Whole loans	$10,300	$24,410	$80,871	$115,581	$1,257,054	$1,372,635	$75,257
Mezzanine loans (3)	—	—	4,700	4,700	14,663	19,363	—
Total	$10,300	$24,410	$85,571	$120,281	$1,271,717	$1,391,998	$75,257

At December 31, 2024:
Whole loans	$—	$70,760	$5,614	$76,374	$1,406,318	$1,482,692	$—
Mezzanine loan (3)	—	—	4,700	4,700	—	4,700	—
Total	$—	$70,760	$10,314	$81,074	$1,406,318	$1,487,392	$—

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $19.1 million and $14.6 million at June 30, 2025 and December 31, 2024, respectively.
(2)
During the three and six months ended June 30, 2025, the Company recognized interest income of $1.5 million and $3.0 million, respectively, on two CRE whole loans with a principal payment past due greater than 90 days at June 30, 2025.
(3)
Includes one loan, with a total amortized cost of $4.7 million, that was fully reserved at both June 30, 2025 and December 31, 2024.

At June 30, 2025 and December 31, 2024, the Company had five and two CRE whole loans, with total amortized costs of $115.6 million and $76.4 million, respectively, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

During the three months ended June 30, 2025 and 2024, the Company did not recognize interest income on CRE loans that were placed on nonaccrual status. During the six months ended June 30, 2025, the Company did not recognize interest income on CRE loans that were placed on nonaccrual status. During the six months ended June 30, 2024, the Company recognized interest income of $134,000 on one CRE whole loan that was placed on nonaccrual status.

Loan Modifications

The Company is required to disclose modifications where it determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the six months ended June 30, 2025, the Company did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

During the six months ended June 30, 2024, the Company entered into the following three loan modifications that required disclosure:

•
A multifamily loan with an amortized cost of $54.1 million, representing 3.9% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.70% to one-month Term SOFR plus a spread of 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

•
A multifamily loan with an amortized cost of $45.4 million, representing 3.3% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $70.8 million, representing 5.1% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from January 2025 to January 2026 and (ii) provide for 2.00% per annum of the interest rate to be deferred until payoff. The Company also entered into a mezzanine loan with a total commitment of $6.0 million. The loan has a fixed rate of 15.00% that accrues and will be due at payoff in January 2026. In connection with the modification, the borrower renewed the interest rate cap. In March 2025, the loan was novated when the Company foreclosed on the mezzanine loan. In connection with the novation, the new loan pays a current pay fixed rate of 5.00% and has a mezzanine loan commitment of up to $13.5 million, of which $7.3 million was funded at June 30, 2025.

These loans were performing in accordance with the modified contractual terms as of June 30, 2025. At June 30, 2025, two of these loans, with a total amortized cost of $124.8 million, had a risk rating of "4" and the other loan, with an amortized cost of $45.4 million, had a risk rating of "3". Loans with a risk rating of "3" and "4" are included in the determination of the Company's general CECL reserves.

NOTE 7 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

At June 30, 2025, the Company held investments in seven real estate properties, three of which are included in investments in real estate, and four of which are included in properties held for sale on the consolidated balance sheet.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

The following table summarizes the book value of the Company’s acquired assets and assumed liabilities (in thousands, except amounts in the footnotes):

	June 30, 2025			December 31, 2024
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$84,339	$(6,828)	$77,511	$82,265	$(5,657)	$76,608
Right of use assets (2)(3)	20,064	(923)	19,141	20,064	(759)	19,305
Intangible assets (4)	9,833	(3,169)	6,664	9,833	(2,845)	6,988
Subtotal	114,236	(10,920)	103,316	112,162	(9,261)	102,901

Investments in real estate from lending activities:
Properties held for sale (5)	201,166	—	201,166	201,125	—	201,125
Total	315,402	(10,920)	304,482	313,287	(9,261)	304,026

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	76,391	3,185	79,576	76,631	2,925	79,556
Other liabilities	41	(41)	—	41	(29)	12
Lease liabilities (3)(6)	44,974	—	44,974	44,606	—	44,606
Subtotal	121,406	3,144	124,550	121,278	2,896	124,174

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,175	—	3,175	3,226	—	3,226
Total	124,581	3,144	127,725	124,504	2,896	127,400

Total net investments in real estate and properties held for sale (8)	$190,821		$176,757	$188,783		$176,626

(1)
Includes $15.2 million of land, which is not depreciable, at both June 30, 2025 and December 31, 2024. Also includes $3.3 million and $3.2 million of construction in progress, which is also not depreciable until placed in service, at June 30, 2025 and December 31, 2024, respectively.
(2)
Primarily comprised an $18.5 million and $18.6 million right of use asset, at June 30, 2025 and December 31, 2024, respectively, associated with the ground lease disclosed at footnote (6) below as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally, the Company has an operating lease with a value of $344,000 and $367,000 at June 30, 2025 and December 31, 2024, respectively, associated with a parking lease.
(3)
Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)
Primarily comprised of a franchise intangible of $3.8 million and $4.1 million, a management contract intangible of $2.7 million and $2.8 million, in-place leases of $162,000 and $68,000 and a customer list intangible of $153,000 and $371,000, at June 30, 2025 and December 31, 2024, respectively.
(5)
At June 30, 2025 and December 31, 2024, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, an office property acquired via deed-in-lieu of foreclosure in June 2023, two student housing properties acquired in April 2022 and an office complex acquired in July 2024.
(6)
Primarily comprised of a $44.3 million ground lease with a remaining term of 91 years at June 30, 2025. Lease expense was $1.4 million for both the six months ended June 30, 2025 and 2024, respectively, and $705,000 and $685,000 for the three months ended June 30, 2025 and 2024, respectively.
(7)
Comprised of an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers to the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining. At June 30, 2025, 91 years remain in its term.

In December 2024, the Company entered into a parking lease at an asset acquired in August 2024. The parking lease allows the Company to have access to a designated amount of parking spots adjacent to the building which the Company operates. The lease payments increase 2.00% per year until 2123, or a 99-year lease. At June 30, 2025, 99 years remain in its term.

The following table summarizes the expenses of intangible assets, right of use assets and leases related to investments in real estate and other acquired assets and assumed liabilities (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Assets:
Amortization related to intangible assets	$221,000	$243,000	$324,000	$486,000
Amortization related to right of use assets	82,000	51,000	164,000	102,000
Liabilities:
Accretion related to ground lease liability	$656,000	$634,000	$1,307,000	$1,263,000
Lease payments	458,000	439,000	916,000	877,000

The following table summarizes the Company's expected fiscal year amortization expense on its intangible lease assets (in thousands):

Amortization Expense
Remainder of 2025	$443,000
2026	835,000
2027	756,000
2028	748,000
2029	748,000
2030	748,000
Total	$4,278,000

NOTE 8 - LEASES

In addition to the ground and parking leases discussed in Note 7, the Company has operating leases for office space and office equipment. The leases have terms that expire between February 2029 and September 2029. The leases on the office space and office equipment contain options for early termination granted to the Company and the lessor. Lease payments are determined as follows:

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

The following table summarizes the Company’s operating leases (in thousands):

	June 30, 2025	December 31, 2024
Operating Leases:
Right of use assets	$553	$606
Lease liabilities	$(600)	$(653)

Weighted average remaining lease term:	4.2 years	4.7 years
Weighted average discount rate (1):	8.70%	8.70%

(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

The following table summarizes the Company’s operating lease costs and cash payments for the periods presented (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Lease Cost:
Operating lease cost	$40	$40	$80	$80

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$40	$39	$79	$77

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2025	$81
2026	166
2027	170
2028	174
2029	131
Thereafter	—
Subtotal	722
Less: impact of discount	(122)
Total	$600

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at June 30, 2025 and December 31, 2024 and equity in earnings of unconsolidated entities for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, except in the footnotes):

				Earnings (Losses) of Unconsolidated Entities
	Ownership %			For the Three Months Ended June 30,		For the Six Months Ended June 30,
	at June 30, 2025	June 30, 2025	December 31, 2024	2025	2024	2025	2024
Investments in RCT I and II (1)	3%	$1,548	$1,548	$—	$—	$—	$—
65 E. Wacker Joint Venture, LLC (2)	90%	23,706	20,157	(553)	(41)	(741)	(41)
7720 McCallum JV, LLC (3)	50%	—	152	152	—	(152)	—
Pacmulti Affiliates JV, LLC (4)	50%	—	—	(268)	—	(268)	—
Total		$25,254	$21,857	$(669)	$(41)	$(1,161)	$(41)

(1)
During the three and six months ended June 30, 2025 and 2024, dividends from the investments in RCT I's and RCT II's common shares in the amounts of $33,000 and $66,000 and $38,000 and $75,000, respectively, are recorded in other revenue on the Company's consolidated statements of operations.
(2)
Refer to Note 3 for details regarding the Wacker JV.
(3)
Refer to Note 3 for details regarding the McCallum JV.
(4)
Refer to Note 3 for details regarding the Pacmulti JV.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

NOTE 10 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At June 30, 2025
CRE - term reinvestment financing facility	$888,838	$3,174	$885,664	6.06%	4.8 years	$1,192,073
Senior secured financing facility	63,099	1,824	61,275	8.10%	2.6 years	165,553
CRE - term warehouse financing facilities	82,961	894	82,067	6.55%	0.3 years	119,084
Mortgages payable	80,113	537	79,576	9.17%	5.7 years	119,501
5.75% Senior Unsecured Notes	150,000	834	149,166	5.75%	1.1 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.50%	11.2 years	—
Total	$1,316,559	$7,263	$1,309,296	6.44%	4.3 years	$1,596,211

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2024
ACR 2021-FL1 Senior Notes	$472,507	$660	$471,847	6.11%	11.5 years	$599,927
ACR 2021-FL2 Senior Notes	392,571	1,614	390,957	6.47%	12.1 years	525,571
Senior secured financing facility	63,099	2,189	60,910	8.22%	3.1 years	162,578
CRE - term warehouse financing facilities (1)	158,266	1,527	156,739	7.02%	1.3 years	257,012
Mortgages payable	80,113	557	79,556	9.25%	5.7 years	119,509
5.75% Senior Unsecured Notes	150,000	1,186	148,814	5.75%	1.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.67%	11.7 years	—
Total	$1,368,104	$7,733	$1,360,371	6.66%	8.7 years	$1,664,597

(1)
Principal outstanding includes accrued interest payable of $435,000 at December 31, 2024.

Securitizations

The investments held by the Company’s securitizations collateralize the securitizations’ borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at December 31, 2024 were eliminated in consolidation. In March 2025, the Company exercised the optional redemption on ACR 2021-FL1 and ACR 2021-FL2 in conjunction with the closing of the CRE term reinvestment facility (see below).

ACR 2021-FL1

In May 2021, the Company closed ACRES Commercial Realty 2021-FL1 Issuer, Ltd. ("ACR 2021-FL1"), an $802.6 million CRE debt securitization transaction that provided financing for CRE loans. In March 2025, the Company exercised the optional redemption on ACR 2021-FL1 in conjunction with the closing of the CRE term reinvestment facility (see below).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

ACR 2021-FL2

In December 2021, the Company closed ACRES Commercial Realty 2021-FL2 Issuer, Ltd. ("ACR 2021-FL2"), a $700.0 million CRE debt securitization transaction that provided financing for CRE loans. In March 2025, the Company exercised the optional redemption on ACR 2021-FL2 in conjunction with the closing of the CRE term reinvestment facility (see below).

Financing Arrangements

Borrowings under the Company’s financing arrangements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to these arrangements (dollars in thousands, except amounts in the footnotes):

	June 30, 2025				December 31, 2024
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Reinvestment Financing Facility
JPMorgan Chase Bank, N.A. (1)	$885,664	$1,192,073	39	6.06%	$—	$—	—	—%

Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	61,275	165,553	6	8.10%	60,910	162,578	6	8.22%

CRE - Term Warehouse Financing Facilities (3)
JPMorgan Chase Bank, N.A. (4)	—	—	—	—%	90,995	158,639	5	6.87%
Morgan Stanley Mortgage Capital Holdings LLC (5)	82,067	119,084	3	6.55%	65,744	98,373	5	7.22%

Mortgages Payable
ReadyCap Commercial, LLC (6)	20,292	26,969	1	8.11%	20,240	26,960	1	8.28%
Oceanview Life and Annuity Company (7)(8)	44,171	92,532	1	10.32%	44,211	92,549	1	10.40%
Florida Pace Funding Agency (7)(9)	15,113	—	—	7.26%	15,105	—	—	7.26%
Total	$1,108,582	$1,596,211			$297,205	$539,099

(1)
Includes $3.2 million of deferred debt issuance costs at June 30, 2025.
(2)
Includes $1.8 million and $2.2 million of deferred debt issuance costs at June 30, 2025 and December 31, 2024, respectively.
(3)
Outstanding borrowings include accrued interest payable at December 31, 2024.
(4)
Includes $988,000 of deferred debt issuance costs at December 31, 2024.
(5)
Includes $894,000 and $539,000 of deferred debt issuance costs at June 30, 2025 and December 31, 2024, respectively, which includes $673,000 of deferred debt issuance costs at June 30, 2025 from another term warehouse financing facility with no balance.
(6)
There were no deferred debt issuance costs at June 30, 2025. Includes $52,000 of deferred debt issuance costs at December 31, 2024.
(7)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(8)
Includes $140,000 and $101,000 of deferred debt issuance costs at June 30, 2025 and December 31, 2024, respectively.
(9)
Includes $397,000 and $405,000 of deferred debt issuance costs at June 30, 2025 and December 31, 2024, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands, except amounts in footnotes):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At June 30, 2025
CRE - Term Reinvestment Financing Facility (1)(2)
JPMorgan Chase Bank, N. A.	$316,272	4.8 years	6.06%
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$102,987	2.6 years	8.10%
CRE - Term Warehouse Financing Facilities (1)(2)
JPMorgan Chase Bank, N. A.	$—	1.1 years	—%
Morgan Stanley Mortgage Capital Holdings LLC	$37,399	0.3 years	6.55%
Mortgages Payable
ReadyCap Commercial, LLC (3)	$6,597	0.8 years	8.11%
Oceanview Life and Annuity Company (4)(5)(6)	$32,360	0.2 years	10.32%
Florida Pace Funding Agency (4)(5)	$—	28.1 years	7.26%

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
(6)
In February 2025, the Company extended Oceanview Life and Annuity Company to September 2025.

The Company was in compliance with all financial covenants in each of the respective agreements at June 30, 2025 and December 31, 2024.

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

June 30, 2025

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

In December 2022, Holdings, the Borrower and the Lenders entered into an Amended and Restated Loan and Servicing Agreement, which amends and restates the MassMutual Loan Agreement, and reflects a senior secured term loan facility, not to exceed $500.0 million, composed of individual loan series issued upon mutual agreement of the Borrower and Lenders. Each loan series will be available for three months after the closing date agreed upon by the Borrower and Lenders ("Commitment Period"), subject to the maximum dollar amount agreed upon for that series. The Commitment Period is subject to immediate termination upon the occurrence of an event of default. Each loan series will have a final maturity of five years from the issuance date for the loan series unless an additional time is mutually agreed upon by the Lenders and Borrower. The advance rate on portfolio assets will be mutually agreed upon by the Lenders and Borrower. Each loan series will have its own mutually agreed upon interest rate equal to one-month Term SOFR plus the applicable spread.

CRE - Term Warehouse Financing Facilities

In October 2018, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase agreement (the "JPMorgan Chase Facility") with JP Morgan Chase to finance the origination of CRE loans. As amended, the JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in July 2026. In August 2025, the Company entered into Amendment No. 7 to Guarantee, by and between the Company and JPMorgan Chase, which makes certain amendments and modifications to the Guarantee, dated October 26, 2018 between the Company and JPMorgan Chase, as amended (the "JPM Guarantee") to amend the terms of the debt service coverage period.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

Mortgages Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a Loan Agreement (the "Mortgage") with ReadyCap Commercial, LLC ("ReadyCap") to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. Initially, the Mortgage charged interest of 30-day average Secured Overnight Financing Rate plus a spread of 3.80%. In October 2022, the Mortgage was amended to charge interest of one-month Term SOFR plus a spread of 3.80%. The Mortgage was amended to mature in April 2026, subject to a one-year extension option.

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

June 30, 2025

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at June 30, 2025 and December 31, 2024. The interest rates for RCT I and RCT II, at June 30, 2025, were 8.51% and 8.49%, respectively. The interest rates for RCT I and RCT II, at December 31, 2024, were 8.54% and 8.80%, respectively.

Contractual maturity dates of the Company’s borrowings principal outstanding by category and year are presented in the table below (in thousands):

	Total	2025	2026	2027	2028	2029 and Thereafter(1)
At June 30, 2025
CRE - term reinvestment financing facility	$888,838	$—	$—	$—	$—	$888,838
Senior Secured Financing Facility	63,099	—	—	50,996	12,103	—
CRE - term warehouse financing facilities	82,961	82,961	—	—	—	—
Mortgages payable	80,113	44,311	20,292	—	—	15,510
5.75% Senior Unsecured Notes	150,000	—	150,000	—	—	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,316,559	$127,272	$170,292	$50,996	$12,103	$955,896

(1)
There are no contractual maturities due in 2029.

NOTE 11 - SHARE ISSUANCE AND REPURCHASE

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent ("JonesTrading"), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the 7.875% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"). Sales of the Series D Preferred Stock may be made in transactions that are deemed to be "at the market" offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company did not issue any Series D Preferred Stock through this agreement.

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

At June 30, 2025, the Company had 4.8 million shares of Series C Preferred Stock and 4.5 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

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

During the six months ended June 30, 2025 and 2024, the Company repurchased $9.4 million and $3.6 million, respectively, of its common stock, representing 491,749 and 310,285 shares, respectively. During the six months ended June 30, 2024, the Company repurchased $2.2 million, or 100,000 shares, of its Series D Preferred Stock. At June 30, 2025, $5.4 million of common and preferred stock remains available under this repurchase plan.

In connection with the Note and Warrant Purchase Agreement with Oaktree Capital Management, L.P. ("Oaktree") and Massachusetts Mutual Life Insurance Company ("MassMutual") dated July 31, 2020, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million, and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants are classified as equity and recorded in additional paid-in capital on the consolidated balance sheets at their fair value of $3.1 million at issuance. The warrants are immediately exercisable on issuance at an exercise price of $0.03 per share, subject to certain potential adjustments, and expire seven years from the issuance date. The holder of the warrants can exercise with cash or as a net exercise. In July 2022, MassMutual exercised their warrants to purchase 74,666 shares. At June 30, 2025, the Oaktree warrants have not been exercised.

Subsequent to June 30, 2025, Oaktree exercised their warrants to purchase 391,380 shares.

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

The Company recognized stock-based compensation expense of $585,000 and $1.4 million, respectively, during the three and six months ended June 30, 2025 and $814,000 and $1.3 million, respectively, during the three and six months ended June 30, 2024 related to restricted stock.

In May 2024, the Company issued 295,237 shares of common stock to the Manager and 38,096 shares of common stock to the Company’s directors (with the exception of Messrs. Fentress and Fogel) under the Plans after the Company reached the established per share book value target of $27.00 per share. Each grant vests 25% per year over four years. No shares of common stock were issued to the Manager or the Company’s directors during the three and six months ended June 30, 2025.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

Under the Company’s Fourth Amended and Restated Management Agreement, as amended ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation may be paid in cash and at least 25% must be paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the three and six months ended June 30, 2025 and 2024, the Company incurred no incentive compensation payable to the Manager. At June 30, 2025, there was no amount included in Management fee payable - related party on the consolidated balance sheets.

The Company did not issue shares of common stock to the Manager during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company issued 1,911 shares of common stock to the Manager pertaining to the portion of the fourth quarter 2023 incentive compensation that was payable in shares. Shares of common stock issued under the Management Agreement for incentive compensation vest immediately upon issuance.

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2025	520,240	54,298	574,538	$13.83
Issued	—	—	—	—
Vested	(223,810)	(22,142)	(245,952)	14.39
Unvested shares at June 30, 2025	296,430	32,156	328,586	$13.40

The unvested shares of restricted common stock that are expected to vest during the following years:

Shares
2025	—
2026	164,293
2027	82,139
2028	82,154
Total	328,586

At June 30, 2025, total unrecognized compensation costs relating to unvested restricted stock was $2.2 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 2.7 years.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$4,324	$6,397	$3,594	$11,321
Net income allocated to preferred shares	(5,282)	(4,806)	(10,595)	(9,628)
Carrying value in excess of consideration paid for preferred shares	—	—	—	242
Net loss allocable to non-controlling interest, net of taxes	226	62	410	274
Net (loss) income allocable to common shares	$(732)	$1,653	$(6,591)	$2,209

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	6,858,629	7,272,082	6,914,128	7,317,109
Weighted average number of warrants outstanding (1)	391,995	391,995	391,995	391,995
Total weighted average number of common shares outstanding - basic	7,250,624	7,664,077	7,306,123	7,709,104
Effect of dilutive securities - unvested restricted stock(2)	—	177,676	—	228,680
Weighted average number of common shares outstanding - diluted	7,250,624	7,841,753	7,306,123	7,937,784

Net (loss) income per common share - basic	$(0.10)	$0.22	$(0.90)	$0.29
Net (loss) income per common share - diluted	$(0.10)	$0.21	$(0.90)	$0.28

(1)
See Note 11 for further details regarding the warrants.
(2)
Excludes 207,822 and 319,687 shares of common stock, respectively, as they were anti-dilutive for the three and six months ended June 30, 2025.

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

For the three and six months ended June 30, 2025 and 2024, the Company did not pay any common share distributions.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

The following table presents distributions declared (on a per share basis) for the six months ended June 30, 2025 and the year ended December 31, 2024 with respect to the Company's Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2025
June 30	July 30	$3,062	$0.6379156	July 30	$2,219	$0.4921875
March 31	April 30	3,064	0.6383681	April 30	2,219	0.4921875
2024
December 31	January 30, 2025	$3,155	$0.6572606	January 30, 2025	$2,219	$0.4921875
September 30	October 30	3,355	0.6988981	October 30	2,219	0.4921875
June 30	July 30	2,587	0.5390625	July 30	2,219	0.4921875
March 31	April 30	2,588	0.5390625	April 30	2,219	0.4921875

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the six months ended June 30, 2025 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2025	$(3,203)
Amounts reclassified from accumulated other comprehensive loss (1)	790
Balance at June 30, 2025	$(2,413)

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the three and six months ended June 30, 2025 and 2024, the Manager earned base management fees of $1.6 million and $3.2 million, respectively.

For the three and six months ended June 30, 2025 and 2024, the Manager did not earn an incentive management fee.

At June 30, 2025 and December 31, 2024, $531,000 and $540,000, respectively, of base management fees were payable by the Company to the Manager. At June 30, 2025 and December 31, 2024, there was no incentive management fee payable.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

The Company reimbursed the Manager $1.2 million and $2.3 million, for the three and six months ended June 30, 2025, respectively, and $1.1 million and $2.6 million, for the three and six months ended June 30, 2024, respectively, for all such compensation and costs. At June 30, 2025 and December 31, 2024, the Company had payables to the Manager pursuant to the Management Agreement totaling $685,000 and $353,000, respectively, related to such compensation and costs. The Company’s base management fee payable was recorded in management fee payable while expense reimbursement payables were recorded in accounts payable and other liabilities on the consolidated balance sheets, respectively.

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

The Company recorded interest income of $80,000 and $160,000 for the three and six months ended June 30, 2025 and $82,000 and $166,000 for the three and six months ended June 30, 2024, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. At June 30, 2025 and December 31, 2024, the ACRES Loan had a principal balance of $10.6 million and $10.7 million, respectively, recorded in loan receivable - due from Manager on the consolidated balance sheets. At June 30, 2025 ACRES Loan had accrued interest receivable of $26,000. At December 31, 2024, the ACRES Loan had no accrued interest receivable.

The Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets. The two securitizations were liquidated during March 2025.

Relationship with ACRES Mortgage Loan Funding, LLC. Subsequent to the quarter ended June 30, 2025, the Company sold $45.8 million of a $72.0 million CRE whole loan commitment that originated in the second quarter of 2025 to ACRES Mortgage Loan Funding, LLC. The Company transferred $344,000 of the origination fee related to the portion of this CRE whole loan to ACRES Capital, LLC.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC ("ACRES Capital Servicing"), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing served as special servicer of ACR 2021-FL1 and ACR 2021-FL2 prior to the liquidation in March 2025.

During the three months ended June 30, 2025, ACRES Capital Servicing received no portfolio servicing fees and did not earn any special servicing fees. During the six months ended June 30, 2025, ACRES Capital Servicing received no portfolio servicing fees and earned $182,000 in special servicing fees with no reduction to interest income. During the three and six months ended June 30, 2024, ACRES Capital Servicing received no portfolio servicing fees and earned $11,000 and $26,000 in special servicing fees, respectively, of which $4,000 and $7,000, respectively, was recorded as a reduction to interest income in the consolidated statements of operations.

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

June 30, 2025

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

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. The Company did not incur nor pay fees for services rendered under these agreements for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company incurred and paid $82,000 and $206,000, respectively, in fees for services rendered under the Development Agreements.

Relationship with ACRES Share Holdings, LLC. During the six months ended June 30, 2024, the Company issued 1,911 shares to ACRES Share Holdings, LLC in connection with the incentive compensation payable to the Manager under the Management Agreement. There was no activity for the three and six months ended June 30, 2025. The shares vested fully upon issuance pursuant to the Management Agreement.

Under the Manager Plan, the Company can issue restricted shares of common stock to ACRES Share Holdings, LLC after meeting the established per share book value hurdle. The grants vest 25% per year over four years. There was no activity for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company issued 295,237 restricted shares of common stock to ACRES Share Holdings, LLC.

Relationship with McCallum JV. In September 2024, ACRES RF, a direct, wholly owned subsidiary, entered into a $33.7 million senior loan commitment and a $1.5 million mezzanine loan commitment with McCallum JV in which the Company holds a 50% interest. The loans have an initial maturity date of September 5, 2027. The senior loan has a rate of one-month Term SOFR plus a spread of 2.75%, while the mezzanine loan has a fixed rate of 20.00%. At June 30, 2025, the senior loan was fully funded, while the mezzanine loan had an outstanding balance of $475,000. During the three and six months ended June 30, 2025, the Company recognized $617,000 and $1.2 million, respectively, of revenue related to the McCallum JV loans, with $547,000 of accrued interest outstanding at June 30, 2025.

Relationship with Pacmulti JV. In March 2025, ACRES RF, a direct, wholly owned subsidiary, entered into a $70.8 million senior loan commitment and a $13.5 million mezzanine loan commitment with Pacmulti JV in which the Company holds a 50% interest. The loans have an initial maturity date of May 5, 2030. The senior loan has a rate of one-month Term SOFR plus a spread of 3.41%, while the mezzanine loan has a fixed rate of 15.00%. At June 30, 2025, the senior loan has been fully funded, while the mezzanine loan had an outstanding balance of $7.3 million. During the three and six months ended June 30, 2025, the Company recognized $1.6 million and $1.7 million, respectively, of revenue related to the loans, with $3.1 million of accrued interest outstanding at June 30, 2025.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at either June 30, 2025 or December 31, 2024.

The Company measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying value of the assets may be impaired. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or write-downs of an asset's value due to impairment.

During the three months ended June 30, 2025, the Company reclassified a portion of one loan from CRE whole loans to Loan held for sale. The loan held for sale had an outstanding par balance and a carrying value of $45.8 million. The valuation of the loan fell under Level 3 of the fair value hierarchy.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

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

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. The Company’s floating-rate CRE loans had interest rates from 6.13% to 11.38% and 7.13% to 11.63% at June 30, 2025 and December 31, 2024, respectively.

CRE mezzanine loans. The fair value of the Company's mezzanine loans are measured by discounting the expected remaining cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. One of the Company's mezzanine loans was fully reserved and had no carrying or fair value at June 30, 2025 or December 31, 2024. Additionally, during the six months ended June 30, 2025, the Company originated a mezzanine loan that had a fixed interest rate of 15.00% at June 30, 2025.

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

June 30, 2025

(unaudited)

The fair values of the Company’s financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value(1)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2025:
Assets:
CRE whole loans	$1,347,264	$1,375,075	$—	$—	$1,375,075
CRE mezzanine loans	14,384	15,000	—	—	15,000
Loan receivable - due from Manager	10,550	9,146	—	—	9,146
Loan held for sale	45,800	45,800	—	—	45,800
Liabilities:
CRE term reinvestment facility	885,664	888,838	—	—	888,838
Senior secured financing facility	61,275	63,099	—	—	63,099
Warehouse financing facilities	82,067	82,961	—	—	82,961
Mortgages payable	79,576	80,113	—	—	80,113
5.75% Senior Unsecured Notes	149,166	147,600	—	—	147,600
Junior subordinated notes	51,548	42,104	—	—	42,104
At December 31, 2024:
Assets:
CRE whole loans	$1,454,545	$1,484,997	$—	$—	$1,484,997
Loan receivable - due from Manager	10,675	8,969	—	—	8,969
Loan held for sale	11,100	11,100	—	—	11,100
Liabilities:
Senior notes in CRE securitizations	862,804	857,437	—	—	857,437
Senior secured financing facility	60,910	63,099	—	—	63,099
Warehouse financing facilities	156,739	158,266	—	—	158,266
Mortgages payable	79,556	80,113	—	—	80,113
5.75% Senior Unsecured Notes	148,814	145,485	—	—	145,485
Junior subordinated notes	51,548	40,852	—	—	40,852

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
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At June 30, 2025 and December 31, 2024, the Company had losses of $2.4 million and $3.3 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three and six months ended June 30, 2025, the Company recorded amortization expense of $420,000 and $835,000, respectively, reported in interest expense on the consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recorded amortization expense of $420,000 and $840,000, respectively, reported in interest expense on the consolidated statements of operations.

At June 30, 2025 and December 31, 2024, the Company had an unrealized gain of $28,000 and $73,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended June 30, 2025 and 2024, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements. For the six months ended June 30, 2025 and 2024, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $45,000 and $46,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following table presents the effect of the derivative instruments on the consolidated statements of operations for the six months ended June 30, 2025 and 2024 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest rate swap contracts, hedging	Interest expense	$(790)	$(795)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

NOTE 19 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At June 30, 2025:
Warehouse financing facilities (2)	$82,067	$—	$82,067	$82,067	$—	$—
At December 31, 2024:
Warehouse financing facilities (2)	$156,739	$—	$156,739	$156,739	$—	$—

(1)
Amounts represent financial instruments pledged that are available to be offset against liability balances associated with warehouse financing facilities and repurchase agreements.
(2)
The combined fair value of securities and loans pledged against the Company’s various warehouse financing facilities and repurchase agreements was $119.1 million and $257.0 million at June 30, 2025 and December 31, 2024, respectively.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2025

(unaudited)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. The Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2025.

The Company did not have any general litigation reserve at June 30, 2025 or December 31, 2024.

Other Guarantees

See description of Mortgages Payable in Note 10.

Unfunded Commitments

Unfunded commitments on the Company’s originated CRE loans generally fall into two categories: (1) pre-approved capital improvement projects and (2) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, the Company would receive additional interest income on the advanced amount. The Company had $77.7 million and $94.0 million in unfunded loan commitments at June 30, 2025 and December 31, 2024, respectively.

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

NOTE 22 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Note 10, Note 11 and Note 16 that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Overview

We are a Maryland corporation and an externally managed real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate ("CRE") mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. Our manager is ACRES Capital, LLC (our "Manager"), a subsidiary of ACRES Capital Corp. (collectively, "ACRES"), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial properties in top United States ("U.S.") markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our longer-term objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio. Our short-term strategy is to drive book value ("BV") growth by utilizing both our NOL carryforwards of $32.1 million, which may be used over the coming years, and a portion of our net capital loss carryforwards of $121.9 million, which expire on December 31, 2025 (each balance as of June 30, 2025). By retaining future earnings, we can grow our investable base and selectively deploy the anticipated capital growth into new whole loan originations at attractive yields, which we expect will grow our earnings available for distribution.

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

The multifamily real estate market continues to be a competitive market, and as a result of investors' continued confidence in that asset class, the market for those assets continues to experience spread compression on newly originated deals. Furthermore, the office property market continues to experience high vacancies, slower leasing activity and current tenants reevaluate their needs for physical office space due to remote-work trends across the country. These factors, coupled with inflation, historically higher interest

(Back to Index)

(Back to Index)

rates and dislocations in market liquidity, have converged to create higher levels of uncertainty surrounding property values, which in turn, also negatively impact borrowers' ability and willingness to financially support and standby their investments in their office properties, their abilities to sell or refinance their positions in the current market and ultimately our financial results.

In response, we continue to manage corporate liquidity actively and responsibly, manage our CRE assets through a solutions-based approach with our borrowers and manage our daily operations in light of changing macroeconomic circumstances. Our Manager also continuously monitors for new capital opportunities and selectively executes on agreements that are expected to enhance our returns.

We originate transitional floating-rate CRE loans with a target size between $10.0 million and $100.0 million. During the six months ended June 30, 2025, we originated one new $72.0 million CRE floating-rate whole loan and one new $15.0 million CRE mezzanine loan. Loan payoffs and sales during the six months ended June 30, 2025 were $165.3 million, offset by net funded commitments of $19.3 million, producing a net decrease to the portfolio of $60.2 million. During the year ended December 31, 2024, we selectively originated one floating-rate CRE loan, with a total commitment of $47.9 million. Loan payoffs during the year ended December 31, 2024 were $377.6 million, along with loan foreclosures of $37.7 million, partially offset by net funded commitments of $5.9 million, producing a net decrease to the portfolio of $361.5 million.

Our CRE loan portfolio, which had carrying values of $1.4 billion and $1.5 billion at June 30, 2025 and December 31, 2024, respectively, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, student housing, hospitality, office, self-storage, mixed-use and retail. All but five of our CRE whole loans were current on contractual payments at June 30, 2025.
•
Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At June 30, 2025, we had two mezzanine loans included in CRE loans held for investment with a carrying value of $14.4 million. At December 31, 2024, we had one mezzanine loan included in CRE loans held for investment that had no carrying value. This mezzanine loan was not current on contractual payments at both June 30, 2025 and December 31, 2024.

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

In a business environment where benchmark rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In certain cases, the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At June 30, 2025, 62% of the par value of our CRE loan portfolio had interest rate caps or funded debt service reserves in place with a weighted-average maturity of three months.

At June 30, 2025, our par-value $1.4 billion floating-rate CRE loan portfolio had a weighted average benchmark floor of 1.17%. At December 31, 2024, our par value $1.5 billion floating rate CRE loan portfolio had a weighted average benchmark floor of 0.97%. With the historical trend of rising benchmark rates, we have seen the coupons on all of our floating-rate assets and debt rise accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark interest rates are above our loan floors, the rise in interest rates resulted in an increase in our net interest income, which was offset due to the decrease in our floating-rate CRE loan portfolio. See "Interest Rate Risk" in "Item 3: Quantitative and Qualitative Disclosures About Market Risk."

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types and locations. Multifamily continues to comprise the majority of our portfolio, with 75.0% of our portfolio allocated to multifamily at June 30, 2025 and 77.4% at December 31, 2024. The following charts show our portfolio allocation at carrying value by property type at June 30, 2025 and December 31, 2024:

# PROPERTY TYPE AT JUNE 30, 2025

Office
17.9%
Hotel
4.2%
Mixed-Use, 1.8%
Self-Storage,
1.1%
Multifamily,
75.0%

# PROPERTY TYPE AT DECEMBER 31, 2024

Office
16.2%
Hotel 3.9%
Self-Storage
2.5%
Multifamily
77.4%

(Back to Index)

(Back to Index)

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. We did not acquire any real estate property in the three months ended June 30, 2025.

At June 30, 2025, the net carrying value of our net real estate-related assets and liabilities was $176.8 million on seven properties owned, three of which are included in investments in real estate and four of which are included in properties held for sale on our consolidated balance sheets. The existence of net capital loss carryforwards available until December 31, 2025 allows for potential future capital gains on certain of these investments to be shielded from income taxes or a requirement to distribute under the REIT tax regulations.

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

At June 30, 2025 and December 31, 2024, our financing arrangements were as follows (dollars in thousands):

	Outstanding Borrowings	Percentage of Borrowings
At June 30, 2025
CRE - term reinvestment financing facility (1)(2)	$885,664	67.6%
CRE - term warehouse financing facilities(1)	82,067	6.3%
Senior secured financing facility(1)	61,275	4.7%
Mortgages payable(1)	79,576	6.1%
5.75% Senior Unsecured Notes	149,166	11.4%
Unsecured junior subordinated debentures	51,548	3.9%
Total	$1,309,296	100.0%

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2024:
CRE debt securitizations(1)(3)	$862,804	63.4%
CRE - term warehouse financing facilities(1)	156,739	11.6%
Senior secured financing facility(1)	60,910	4.5%
Mortgages payable(1)	79,556	5.8%
5.75% Senior Unsecured Notes	148,814	10.9%
Unsecured junior subordinated debentures	51,548	3.8%
Total	$1,360,371	100.0%

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

We reevaluate our current expected credit losses ("CECL") allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At June 30, 2025, the CECL allowance on our CRE loan portfolio was $30.3 million, or 2.2% of our $1.4 billion loan portfolio. During the six months ended June 30, 2025, we recorded a reversal of credit losses primarily attributable to improvements in the modeled credit risk of our loan portfolio and loan payoffs, offset by a general worsening in macroeconomic factors.

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

(Back to Index)

(Back to Index)

Additionally, the decline in our CECL reserves from our highest reserve balance at June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at June 30, 2025 of $30.3 million, or 2.2% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, the overall newer vintage of our CRE loan portfolio (with only 9.7% of the portfolio, at June 30, 2025, being originated prior to the fourth quarter of 2020) as well as the increased percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had the lowest credit losses of any asset class, and our percentage allocation of our CRE loan portfolio to multifamily at carrying value has grown from 58.4% at June 30, 2020 to 75.0% at June 30, 2025.

Common stock book value was $27.93 per share at June 30, 2025, a $0.94 per share decrease from December 31, 2024.

Results of Operations

Our net loss allocable to common shares for the three months ended June 30, 2025 was $732,000 or ($0.10) per share-basic (($0.10) per share-diluted) as compared to net income allocable to common shares for the three months ended June 30, 2024 of $1.7 million or $0.22 per share-basic ($0.21 per share-diluted). Our net loss allocable to common shares for the six months ended June 30, 2025 was $6.6 million, or ($0.90) per share-basic (($0.90) per share-diluted), as compared to net income allocable to common shares for the six months ended June 30, 2024 of $2.2 million, or $0.29 per share-basic ($0.28 per share-diluted).

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and six months ended June 30, 2025 and 2024 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
(Decrease) increase in interest income:
CRE whole loans (2)	$(12,523)	(31)%	$(8,273)	$(4,250)
CRE mezzanine loans	680	100%	680	—
Other	(392)	(54)%	(288)	(104)
Total decrease in interest income	(12,235)	(30)%	(7,881)	(4,354)

(Decrease) increase in interest expense:
Securitized borrowings:
ACR 2021-FL1 Senior Notes	(11,052)	(100)%	(11,052)	—
ACR 2021-FL2 Senior Notes	(9,953)	(100)%	(9,953)	—
Senior secured financing facility	(167)	(10)%	(8)	(159)
CRE - term warehouse financing facilities	(2,569)	(70)%	(2,440)	(129)
CRE - term reinvestment financing facility	13,823	100%	13,823	—
5.75% Senior Unsecured Notes (3)	11	—%	11	—
Unsecured junior subordinated debentures	(140)	(11)%	—	(140)
Hedging (3)	—	—%	—	—
Total decrease in interest expense	(10,047)	(33)%	(9,619)	(428)
Net (decrease) increase in net interest income	$(2,188)		$1,738	$(3,926)

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended June 30, 2024.
(2)
Includes a decrease in fee income of $575,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Net change pertains to amortization expense and is reflected in the change in volume.

(Back to Index)

(Back to Index)

	Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
(Decrease) increase in interest income:
CRE whole loans (2)	$(25,982)	(32)%	$(17,313)	$(8,669)
CRE mezzanine loans	742	100%	742	—
Other	(880)	(60)%	(579)	(301)
Total decrease in interest income	(26,120)	(31)%	(17,150)	(8,970)

(Decrease) increase in interest expense:
Securitized borrowings: (3)
ACR 2021-FL1 Senior Notes	(15,726)	(71)%	(14,578)	(1,148)
ACR 2021-FL2 Senior Notes	(13,892)	(68)%	(12,966)	(926)
Senior secured financing facility (3)	(374)	(11)%	(55)	(319)
CRE - term warehouse financing facilities (3)	(3,907)	(51)%	(2,421)	(1,486)
CRE - term reinvestment financing facility	15,980	100%	15,980	—
5.75% Senior Unsecured Notes (3)	21	—%	21	—
Unsecured junior subordinated debentures	(273)	(11)%	—	(273)
Hedging	(4)	(1)%	—	(4)
Total decrease in interest expense	(18,175)	(30)%	(14,019)	(4,156)
Net decrease in net interest income	$(7,945)		$(3,131)	$(4,814)
(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the six months ended June 30, 2024.
(2)
Includes a decrease in fee income of $1.5 million recognized on our CRE whole loans that was due to changes in volume.
(3)
Net change pertains to amortization expense and is reflected in the change in volume.

Net Change in Interest Income for the Comparative three and six months ended June 30, 2025 and 2024:

Aggregate interest income decreased by $12.2 million and $26.1 million for the comparative three and six months ended June 30, 2025 and 2024. We attribute the change to the following:

CRE whole loans. The decrease of $12.5 million and $26.0 million for the comparative three and six months ended June 30, 2025 and 2024 was primarily attributable to a decrease in (i) total par value of our CRE portfolio resulting from loan payoffs and foreclosures and (ii) the benchmark rate over the comparative period.

CRE mezzanine loan. The increase of $680,000 and $742,000 for the comparative three and six months ended June 30, 2025 and 2024 was attributable to the origination of our mezzanine loan in March 2025.

Other. The decrease of $392,000 and $880,000 for the comparative three and six months ended June 30, 2025 and 2024, was primarily attributable to a decrease in (i) restricted cash in our CRE securitizations and (ii) yields on our interest earning money market accounts.

Net Change in Interest Expense for the Comparative three and six months ended June 30, 2025 and 2024:

Aggregate interest expense decreased by $10.0 million and $18.2 million for the comparative three and six months ended June 30, 2025 and 2024, We attribute the change to the following:

Securitized borrowings. The net decrease of $21.0 million and $29.6 million for the comparative three and six months ended June 30, 2025 and 2024, was primarily attributable to the redemptions of our ACR 2021-FL1 and ACR 2021-FL2 securitizations and a decrease in the benchmark rate over the comparative periods.

Senior secured financing facility. The decrease of $167,000 and $374,000 for the comparative three and six months ended June 30, 2025 and 2024, was primarily attributable to a decrease in the benchmark rate over the comparative periods.

(Back to Index)

(Back to Index)

CRE - term warehouse financing facilities. The decrease of $2.6 million and $3.9 million for the comparative three and six months ended June 30, 2025 and 2024, was primarily attributable to paydowns on our borrowings and a decrease in the benchmark rate over the comparative periods.

CRE - term reinvestment financing facility. The increase of $13.8 million and $16.0 million for the comparative three and six months ended June 30, 2025 and 2024 was attributable to the close of our new CRE term reinvestment financing facility.

Unsecured junior subordinated debentures. The decrease of $140,000 and $273,000 for the comparative three and six months ended June 30, 2025 and 2024, was primarily attributable to a decrease in the benchmark rate over the comparative periods.

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,364,030	$27,817	8.18%	$1,728,094	$40,340	9.36%
CRE mezzanine loans	19,700	680	13.65%	4,700	—	—%
Other	40,163	334	3.33%	73,332	726	3.98%
Total interest income/average net yield	1,423,893	28,831	8.12%	1,806,126	41,066	9.12%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	990,754	(16,425)	(6.59)%	1,346,233	(26,343)	(7.85)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	149,078	(2,334)	(6.28)%	148,389	(2,323)	(6.28)%
Unsecured junior subordinated debentures	51,548	(1,108)	(8.50)%	51,548	(1,248)	(9.58)%
Hedging (5)	—	(397)	—%	—	(397)	—%
Total interest expense/average cost of funds	1,191,380	(20,264)	(6.63)%	1,546,170	(30,311)	(7.76)%
Total net interest income		$8,567			$10,755

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $895,000 and $1.5 million recognized on our floating-rate CRE whole loans for the three months ended June 30, 2025 and 2024, respectively.
(3)
Includes amortization expense of $669,000 and $1.3 million for the three months ended June 30, 2025 and 2024, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $178,000 and $167,000 for the three months ended June 30, 2025 and 2024, respectively.
(5)
Includes net amortization expense of $397,000 for both the three months ended June 30, 2025 and 2024, on 20 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,386,183	$56,224	8.18%	$1,764,421	$82,206	9.34%
CRE mezzanine loans	13,070	742	11.30%	4,700	—	—%
Other	39,005	591	3.05%	73,492	1,471	4.02%
Total interest income/average net yield	1,438,258	57,557	8.07%	1,842,613	83,677	9.10%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,005,238	(35,720)	(7.17)%	1,371,195	(53,639)	(7.85)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	148,991	(4,665)	(6.31)%	148,306	(4,644)	(6.28)%
Unsecured junior subordinated debentures	51,548	(2,212)	(8.53)%	51,548	(2,485)	(9.54)%
Hedging (5)	—	(790)	—%	—	(794)	—%
Total interest expense/average cost of funds	1,205,777	(43,387)	(7.12)%	1,571,049	(61,562)	(7.76)%
Total net interest income		$14,170			$22,115
1.
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
2.
Includes fee income of $1.7 million and $3.2 million on our floating-rate CRE whole loans for the six months ended June 30, 2025 and 2024, respectively.
3.
Includes amortization expense of $3.5 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
4.
Includes amortization expense of $353,000 and $331,000 for the six months ended June 30, 2025 and 2024, respectively.
5.
Includes net amortization expense of $790,000 and $794,000 for the six months ended June 30, 2025 and 2024, respectively, on 20 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$13,273	$10,143	$3,130	31%
Other revenue	33	38	(5)	—%
Total	$13,306	$10,181	$3,125	31%

	For the Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$24,639	$17,514	$7,125	41%
Other revenue	66	75	(9)	(12)%
Total	$24,705	$17,589	$7,116	40%

Aggregate real estate income and other revenue increased by $3.1 million and $7.1 million for the comparative three and six months ended June 30, 2025 and 2024. The increase in the comparative three and six months was attributed to: (i) incremental increase in revenue related to a student housing property that completed construction and became operational in August 2024, (ii) asset acquisitions in the third quarter of 2024 of a multifamily property and an office property through foreclosures, and (iii) increased revenues from two hotel properties that had increased occupancy and rental rates for both the comparative three and six month periods.

Operating Expenses

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Operating expenses:
General and administrative	$2,736	$2,356	$380	16%
Real estate expenses	13,349	9,736	3,613	37%
Management fees - related party	1,601	1,620	(19)	(1)%
Equity compensation - related party	585	814	(229)	(28)%
Corporate depreciation and amortization	20	16	4	25%
(Reversal of) provision for credit losses, net	(780)	1,337	(2,117)	(158)%
Total	$17,511	$15,879	$1,632	10%

	For the Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Operating expenses:
General and administrative	$5,895	$5,611	$284	5%
Real estate expenses	26,691	19,267	7,424	39%
Management fees - related party	3,232	3,247	(15)	(0)%
Equity compensation - related party	1,400	1,291	109	8%
Corporate depreciation and amortization	38	24	14	58%
(Reversal of) provision for credit losses, net	(2,497)	6,233	(8,730)	(140)%
Total	$34,759	$35,673	$(914)	(3)%

Aggregate operating expenses increased by $1.6 million for the comparative three months ended June 30, 2025 and 2024 and decreased by $914,000 for the comparative six months ended June 30, 2025 and 2024. We attribute the changes to the following:

(Back to Index)

(Back to Index)

General and administrative. General and administrative expenses increased by $380,000 and $284,000 for the comparative three and six months ended June 30, 2025 and 2024. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
General and administrative
Professional services	$1,401	$1,062	$339	32%
Wages and benefits	272	341	(69)	(20)%
D&O insurance	245	248	(3)	(1)%
Operating expenses	376	256	120	47%
Dues and subscriptions	176	202	(26)	(13)%
Director fees	204	224	(20)	(9)%
Tax penalties, interest & franchise tax	24	2	22	1,100%
Travel	38	21	17	81%
Total	$2,736	$2,356	$380	16%

	For the Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
General and administrative
Professional services	$3,108	$2,941	$167	6%
Wages and benefits	699	702	(3)	(0)%
D&O insurance	486	496	(10)	(2)%
Operating expenses	631	482	149	31%
Dues and subscriptions	393	409	(16)	(4)%
Director fees	408	455	(47)	(10)%
Tax penalties, interest & franchise tax	59	80	(21)	(26)%
Travel	111	46	65	141%
Total	$5,895	$5,611	$284	5%

The increase in general and administrative expense for the comparative three and six months ended June 30, 2025 and 2024 was primarily attributable to increased professional services related to (i) audit expenses being accrued monthly, (ii) consent fees paid to prior auditors to reissue their prior year opinion and (iii) an increase in construction consulting fees paid to third parties. Additionally, there was an increase in operating expenses related to initial set-up costs associated with the new financing facility.

Real estate expenses. The increase of $3.6 million for the three months ended June 30, 2025 and $7.4 million for the six months ended June 30, 2025 was primarily related to (i) an increase in expenses related to a student housing property that completed construction and became operational in August 2024, (ii) asset acquisitions in the third quarter of 2024 of a multifamily property and an office property through deed-in-lieu of foreclosure and (iii) an increase in expenses at a hotel property that had an incremental increase in operating expenses and an increase in one-time expenses related to various operating costs.

Equity compensation - related party. The decrease of $229,000 for the comparative three months ended June 30, 2025 and 2024 is primarily related to the acceleration of expense in connection with a board member stepping down. The increase of $109,000 for the comparative six months ended June 30, 2025 and 2024 is primarily related to shares authorized in May 2024. The expense related to these new shares is higher than if it related to shares nearer to being fully vested.

Provision for credit losses. The decrease in the provision for credit losses of $2.1 million and $8.7 million for the comparative three and six months ended June 30, 2025 and 2024 was primarily driven by a decrease in modeled credit risk for improved property performance, qualitative adjustments to macroeconomic factors and loan payoffs. Please refer to the "Financing Receivables" section for more information on our provision for credit losses.

(Back to Index)

(Back to Index)

Other Income (Expense)

The following table sets forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Other income (expense):
Equity in losses of unconsolidated subsidiaries	$(669)	$(41)	$(628)	1,532%
Other income	638	1,435	(797)	(56)%
Total	$(31)	$1,394	$(1,425)	(102)%

	For the Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Other income (expense):
Equity in losses of unconsolidated subsidiaries	$(1,161)	$(41)	$(1,120)	2,732%
Gain on conversion of real estate	—	5,835	(5,835)	(100)%
Other income	722	1,550	(828)	(53)%
Total	$(439)	$7,344	$(7,783)	(106)%

Aggregate other income decreased $1.4 million and $7.8 million for the comparative three and six months ended June 30, 2025 and 2024. We attribute the change to the following:

Equity in losses of unconsolidated subsidiaries. The decrease of $628,000 and $1.1 million for the comparative three and six months ended June 30, 2025 and 2024, respectively, was primarily related to two unconsolidated entity formations after June 30, 2024. These unconsolidated entities had losses for both the three and six months ended June 30, 2025.

Gain on conversion of real estate. The decrease of $5.8 million during the comparative six months ended June 30, 2025, was primarily attributed to the completion of one deed-in-lieu of foreclosure that generated a non-recurring gain of $5.8 million, in the first quarter of 2024, as the fair value of the property exceeded the amortized cost basis of the loans.

Other income. The decrease of $797,000 and $828,000 during the comparative three and six months ended June 30, 2025 and 2024, respectively, was primarily attributed to the reversal of representation and warranty reserves related to a discontinued residential lending business in 2024 that did not occur in 2025.

(Back to Index)

(Back to Index)

Financial Condition

Summary

Our total assets were $1.8 billion and $1.9 billion at June 30, 2025 and December 31, 2024, respectively.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at June 30, 2025 and December 31, 2024 as follows (dollars in thousands, except amounts in footnotes):

At June 30, 2025	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$1,372,635	$1,347,264	83.71%	8.08%
CRE mezzanine loans(2)	19,363	14,384	0.89%	13.81%
	1,391,998	1,361,648	84.60%
Loans held for sale:
CRE whole loan	45,800	45,800	2.85%	7.13%
	45,800	45,800	2.85%
Other investments:
Investments in unconsolidated entities	25,254	25,254	1.57%	N/A(5)
Investments in real estate(3)	58,341	58,341	3.62%	N/A(5)
Properties held for sale(4)	118,415	118,415	7.36%	N/A(5)
	202,010	202,010	12.55%

Total investment portfolio	$1,639,808	$1,609,458	100.00%

At December 31, 2024	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$1,482,692	$1,454,545	87.41%	8.31%
CRE mezzanine loan	4,700	—	0.00%	10.00%
	1,487,392	1,454,545	87.41%
Loans held for sale:
CRE whole loan	11,100	11,100	0.67%	13.14%
	11,100	11,100	0.67%
Other investments:
Investments in unconsolidated entities	21,857	21,857	1.31%	N/A(5)
Investments in real estate(3)	58,283	58,283	3.50%	N/A(5)
Properties held for sale(4)	118,344	118,344	7.11%	N/A(5)
	198,484	198,484	11.92%

Total investment portfolio	$1,696,976	$1,664,129	100.00%

(Back to Index)

(Back to Index)

(1)
Net carrying amount includes an allowance for credit losses of $30.3 million and $32.8 million at June 30, 2025 and December 31, 2024, respectively.
(2)
Includes one mezzanine loan with a coupon rate of 10% that is non-accrual and one mezzanine loan with a coupon rate of 15%.
(3)
Includes real estate related right of use assets of $19.1 million and $19.3 million, intangible assets of $6.7 million and $7.0 million, and lease liabilities of $45.0 million and $44.6 million at June 30, 2025 and December 31, 2024, respectively. Also includes mortgages payable of $79.6 million at both June 30, 2025 and December 31, 2024. There were no other liabilities at June 30, 2025 compared to $12,000 of other liabilities at December 31, 2024.
(4)
Includes properties held for sale-related liabilities of $3.2 million at both June 30, 2025 and December 31, 2024.
(5)
There are no stated rates associated with these investments.

CRE loans. During the six months ended June 30, 2025, we originated one $15.0 million CRE mezzanine loan commitment and one $72.0 million CRE floating-rate whole loan commitment (of which $1.2 million was unfunded loan commitments). We received $165.3 million in proceeds from loan payoffs and sales, offset by funding of $19.3 million of previously unfunded loan commitments, producing a net reduction of $60.2 million in the par balance of the portfolio.

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At June 30, 2025:
Whole loans (5)(6)(7)	46	$1,375,075	$(2,440)	$1,372,635	$(25,371)	$1,347,264	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	July 2025 to May 2030
Mezzanine loans (5)	2	19,700	(337)	19,363	(4,979)	14,384	10.00% to 15.00%	April 2026 to June 2028
Total		$1,394,775	$(2,777)	$1,391,998	$(30,350)	$1,361,648

At December 31, 2024:
Whole loans (5)(6)(7)	52	$1,484,997	$(2,305)	$1,482,692	$(28,147)	$1,454,545	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2025 to January 2030
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,489,697	$(2,305)	$1,487,392	$(32,847)	$1,454,545

(1)
Amounts include unamortized loan origination fees of $1.4 million and $1.3 million and deferred amendment fees of $1.3 million and $985,000 at June 30, 2025 and December 31, 2024, respectively.
(2)
References to "1M Term SOFR" comprise one-month Term SOFR. Weighted-average one-month Term SOFR rates were 4.32% and 4.58% at June 30, 2025 and December 31, 2024, respectively. Additionally, weighted-average benchmark rate floors were 1.17% and 0.97% at June 30, 2025 and December 31, 2024, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude five and one whole loans, with amortized costs of $115.6 million and $5.6 million, in maturity default at June 30, 2025 and December 31, 2024, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at June 30, 2025 and December 31, 2024.
(6)
CRE whole loans had $77.7 million and $94.0 million in unfunded loan commitments at June 30, 2025 and December 31, 2024, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.
(7)
Includes three mezzanine loans of $10.6 million, at amortized cost, with two having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at June 30, 2025. Includes two mezzanine loans of $3.5 million, at amortized cost, that have fixed interest rates of 15.0% at December 31, 2024.

At June 30, 2025, 25.7%, 17.4% and 15.9% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Mountain and Southeast regions, respectively, as defined by the NCREIF. At December 31, 2024, 25.0%, 19.2% and 16.5% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Mountain, and Southeast regions, respectively. At June 30, 2025 and December 31, 2024, no single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our total revenue.
(Back to Index)

(Back to Index)

Investments in unconsolidated entities. Our investments in unconsolidated entities at June 30, 2025 comprised a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), with a value of $1.5 million in the aggregate, or 3.0% of each trust, our investment in 65 E. Wacker Joint Venture, LLC (the " Wacker JV"), representing a 90% interest in a joint venture formed for the purpose of converting an office property in the East North Central region to multifamily units with a value of $23.7 million, our investment in 7720 McCallum JV, LLC (the "McCallum JV"), representing a 50% interest in a joint venture for a multifamily unit property in the Southwest region with no value, and our investment in Pacmulti Affiliates, LLC the "Pacmulti JV", representing a 50% interest in a joint venture for a multifamily unit property in the Mid Atlantic region with no value. Our investments in unconsolidated entities at December 31, 2024 comprised our investments in RCT I and RCT II, the Wacker JV and the McCallum JV.

We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method. We record our investment in the Wacker JV, the McCallum JV and the Pacmulti JV as equity method investments.

Investments in real estate and properties held for sale. At June 30, 2025, we held investments in seven real estate properties, three of which are included in investments in real estate and four of which are included in properties held for sale on the consolidated balance sheets.

The following table summarizes the book value of our investments in real estate and related intangible assets at June 30, 2025 and December 31, 2024 (in thousands, except amounts in the footnotes):

	June 30, 2025			December 31, 2024
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$84,339	$(6,828)	$77,511	$82,265	$(5,657)	$76,608
Right of use assets (2)(3)	20,064	(923)	19,141	20,064	(759)	19,305
Intangible assets (4)	9,833	(3,169)	6,664	9,833	(2,845)	6,988
Subtotal	114,236	(10,920)	103,316	112,162	(9,261)	102,901

Investments in real estate from lending activities:
Properties held for sale (5)	201,166	—	201,166	201,125	—	201,125
Total	315,402	(10,920)	304,482	313,287	(9,261)	304,026

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	76,391	3,185	79,576	76,631	2,925	79,556
Other liabilities	41	(41)	—	41	(29)	12
Lease liabilities (3)(6)	44,974	—	44,974	44,606	—	44,606
Subtotal	121,406	3,144	124,550	121,278	2,896	124,174

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,175	—	3,175	3,226	—	3,226
Total	124,581	3,144	127,725	124,504	2,896	127,400

Total net investments in real estate and properties held for sale (8)	$190,821		$176,757	$188,783		$176,626

(1)
Includes $15.2 million of land, which is not depreciable, at both June 30, 2025 and December 31, 2024. Also includes $3.3 million and $3.2 million of construction in progress, which is also not depreciable until placed in service, at June 30, 2025 and December 31, 2024, respectively.
(2)
Primarily comprised an $18.5 million and $18.6 million right of use asset, at June 30, 2025 and December 31, 2024, respectively, associated with the ground lease disclosed at footnote (6) below as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally, we have an operating lease with a value of $344,000 and $367,000 at June 30, 2025 and December 31, 2024, respectively, associated with a parking lease.
(3)
Refer to Note 8 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.

(Back to Index)

(Back to Index)

(4)
Primarily comprised of a franchise intangible of $3.8 million and $4.1 million, a management contract intangible of $2.7 million and $2.8 million, in-place leases of $162,000 and $68,000 and a customer list intangible of $153,000 and $371,000, at June 30, 2025 and December 31, 2024, respectively.
(5)
At June 30, 2025 and December 31, 2024, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, an office property acquired via deed-in-lieu of foreclosure in June 2023, two student housing properties in April 2022 and an office complex acquired July 2024.
(6)
Primarily comprised of a $44.3 million ground lease with a remaining term of 91 years at June 30, 2025. Lease expense was $1.4 million for both the six months ended June 30, 2025 and 2024, respectively, and $705,000 and $685,000 for the three months ended June 30, 2025 and 2024, respectively.
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

The following tables show the activity in the allowance for credit losses for the six months ended June 30, 2025 and year ended December 31, 2024 (in thousands):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Allowance for credit losses at beginning of period	$32,847	$28,757
(Reversal of) provision for credit losses	(2,497)	4,790
Charge-offs	—	(700)
Allowance for credit losses at end of period	$30,350	$32,847

During the three and six months ended June 30, 2025, we recorded a reversal of expected credit losses of $780,000 and $2.5 million, respectively, primarily attributable to improvements in the modeled credit risk of our loan portfolio and loan payoffs, offset by a general worsening in macroeconomic factors.

At both June 30, 2025 and December 31, 2024, we individually evaluated one mezzanine loan for impairment. The loan was collateralized by an office building in the Northeast region and had a principal balance of $4.7 million at both June 30, 2025 and December 31, 2024. We fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at June 30, 2025. The loan entered payment default in February 2023 and has been placed on nonaccrual status.

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

(Back to Index)

(Back to Index)

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At June 30, 2025:
Whole loans	$28,102	$461,352	$442,551	$435,016	$5,614	$1,372,635
Mezzanine loans	—	14,663	—	—	4,700	19,363
Total	$28,102	$476,015	$442,551	$435,016	$10,314	$1,391,998

At December 31, 2024:
Whole loans	$27,869	$565,968	$503,125	$380,116	$5,614	$1,482,692
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$27,869	$565,968	$503,125	$380,116	$10,314	$1,487,392

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $19.1 million and $14.6 million at June 30, 2025 and December 31, 2024, respectively.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2025 (1)	2024 (2)	2023	2022	2021	Prior	Total (3)
At June 30, 2025:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	$28,102	$—	$28,102
Rating 2	24,624	20,591	48,998	—	297,576	69,563	461,352
Rating 3	—	—	—	217,557	213,982	11,012	442,551
Rating 4	78,079	84,988	15,838	169,685	41,537	44,889	435,016
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	102,703	105,579	64,836	387,242	581,197	131,078	1,372,635
Mezzanine loans:
Rating 2	14,663	—	—	—	—	—	14,663
Rating 5	—	—	—	—	—	4,700	4,700
Total mezzanine loans	14,663	—	—	—	—	4,700	19,363
Total loans	$117,366	$105,579	$64,836	$387,242	$581,197	$135,778	$1,391,998
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2024 (2)	2023	2022	2021	2020	Prior	Total (3)
At December 31, 2024:
Whole loans: (4)
Rating 1	$—	$—	$—	$27,869	$—	$—	$27,869
Rating 2	19,023	48,106	46,416	382,195	56,284	13,944	565,968
Rating 3	—	—	249,907	242,155	—	11,063	503,125
Rating 4	80,672	15,811	85,004	153,740	—	44,889	380,116
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	99,695	63,917	381,327	805,959	56,284	75,510	1,482,692
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$99,695	$63,917	$381,327	$805,959	$56,284	$80,210	$1,487,392
Current Period Gross Write-Offs	$—	$—	$—	$(700)	$—	$—	$(700)

(1)
Includes one novated CRE whole loan that resulted from a loan workout.
(2)
Includes two novated CRE whole loans that resulted from loan workouts.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $19.1 million and $14.6 million at June 30, 2025 and December 31, 2024, respectively.
(4)
Acquired CRE whole loans are grouped within each loan’s year of origination.

At both June 30, 2025 and December 31, 2024, we had one additional mezzanine loan included in other assets held for sale that had no carrying value.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable (1)	Total Loans > 90 Days and Accruing (2)
At June 30, 2025:
Whole loans	$10,300	$24,410	$80,871	$115,581	$1,257,054	$1,372,635	$75,257
Mezzanine loans (3)	—	—	4,700	4,700	14,663	19,363	—
Total	$10,300	$24,410	$85,571	$120,281	$1,271,717	$1,391,998	$75,257

At December 31, 2024:
Whole loans	$—	$70,760	$5,614	$76,374	$1,406,318	$1,482,692	$—
Mezzanine loan (3)	—	—	4,700	4,700	—	4,700	—
Total	$—	$70,760	$10,314	$81,074	$1,406,318	$1,487,392	$—

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $19.1 million and $14.6 million at June 30, 2025 and December 31, 2024, respectively.
(2)
During the three and six months ended June 30, 2025, we recognized interest income of $1.5 million and $3.0 million, respectively, on two CRE whole loans with a principal payment past due greater than 90 days at June 30, 2025.
(3)
Includes one loan, with a total amortized cost of $4.7 million, that was fully reserved at both June 30, 2025 and December 31, 2024.

At June 30, 2025 and December 31, 2024, we had five and two CRE whole loans, with total amortized costs of $115.6 million and $76.4 million, respectively, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

During the three months ended June 30, 2025 and 2024, we did not recognize interest income on CRE loans that were placed on nonaccrual status. During the six months ended June 30, 2025, we did not recognize interest income on CRE loans that were placed on nonaccrual status. During the six months ended June 30, 2024, we recognized interest income of $134,000 on one CRE whole loan that was placed on nonaccrual status.

Loan Modifications

We are required to disclose modifications where we determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the six months ended June 30, 2025, we did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

During the six months ended June 30, 2024, we entered into the following three loan modifications that required disclosure:

•
A multifamily loan with an amortized cost of $54.1 million, representing 3.9% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.70% to one-month Term SOFR plus a spread of 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $45.4 million, representing 3.3% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.

(Back to Index)

(Back to Index)

•
A multifamily loan with an amortized cost of $70.8 million, representing 5.1% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from January 2025 to January 2026 and (ii) provide for 2.00% per annum of the interest rate to be deferred until payoff. We also entered into a mezzanine loan with a total commitment of $6.0 million. The loan has a fixed rate of 15.00% that accrues and will be due at payoff in January 2026. In connection with the modification, the borrower renewed the interest rate cap. In March 2025, the loan was novated when we foreclosed on the mezzanine loan. In connection with the novation, the new loan pays a current pay fixed rate of 5.00% and has a mezzanine loan commitment of up to $13.5 million, of which $7.3 million was funded at June 30, 2025.

These loans were performing in accordance with the modified contractual terms as of June 30, 2025. At June 30, 2025, two of these loans, with a total amortized cost of $124.8 million, had a risk rating of "4" and the other loan, with an amortized cost of $45.4 million, had a risk rating of "3". Loans with a risk rating of "3" and "4" are included in the determination of our general CECL reserves.

Restricted Cash

At June 30, 2025, we had restricted cash of $2.1 million held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. At December 31, 2024, we had restricted cash of $890,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. The increase of $1.2 million was primarily attributable to an increase in restricted cash held in escrow for tax payments.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024	Net Change
Accrued interest receivable from loans	$19,055	$14,642	$4,413
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	38	13	25
Total	$19,093	$14,655	$4,438

The increase of $4.4 million in accrued interest receivable was primarily attributable to accrued deferred interest on modified loans offset by loan payoffs.

Other Assets

The following table summarizes our other assets at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024	Net Change
Tax receivables and prepaid taxes	$180	$201	$(21)
Other receivables	1,927	2,087	(160)
Prepaid expenses	2,783	3,027	(244)
Fixed assets - non real estate	306	232	74
Other assets, miscellaneous	882	853	29
Total	$6,078	$6,400	$(322)

The decrease of $322,000 in other assets was primarily attributable to decreases in other receivables and various prepaid assets held at our real estate properties, offset by amortization.

(Back to Index)

(Back to Index)

Deferred Tax Assets

At both June 30, 2025 and December 31, 2024, our net deferred tax asset was zero, resulting from a full valuation allowance of $20.4 million and $20.6 million, respectively, on our gross deferred tax asset as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At June 30, 2025 and December 31, 2024, we had a loss of $2.4 million and $3.3 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During each of the three months ended June 30, 2025 and 2024, we recorded amortization expense of $420,000, reported in interest expense on the consolidated statements of operations. During the six months ended June 30, 2025 and 2024, we recorded amortization expense of $835,000 and $840,000, respectively, reported in interest expense on the consolidated statements of operations.

At June 30, 2025 and December 31, 2024, we had unrealized gains of $28,000 and $73,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended June 30, 2025 and 2024, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000, to accrete the accumulated other comprehensive income on the terminated swap agreements. For the six months ended June 30, 2025 and 2024, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $45,000 and $46,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following table presents the effect of derivative instruments on our consolidated statements of operations for the six months ended June 30, 2025 and 2024 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest rate swap contracts, hedging	Interest expense	$(790)	$(795)

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

(Back to Index)

(Back to Index)

Financing Arrangements

Borrowings under our financing arrangements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands, except amounts in footnotes):

	June 30, 2025				December 31, 2024
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Reinvestment Financing Facility
JPMorgan Chase Bank, N.A. (1)	$885,664	$1,192,073	39	6.06%	$—	$—	—	—%

Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	61,275	165,553	6	8.10%	60,910	162,578	6	8.22%

CRE - Term Warehouse Financing Facilities (3)
JPMorgan Chase Bank, N.A. (4)	—	—	—	—%	90,995	158,639	5	6.87%
Morgan Stanley Mortgage Capital Holdings LLC (5)	82,067	119,084	3	6.55%	65,744	98,373	5	7.22%

Mortgages Payable
ReadyCap Commercial, LLC (6)	20,292	26,969	1	8.11%	20,240	26,960	1	8.28%
Oceanview Life and Annuity Company (7)(8)	44,171	92,532	1	10.32%	44,211	92,549	1	10.40%
Florida Pace Funding Agency (7)(9)	15,113	—	—	7.26%	15,105	—	—	7.26%
Total	$1,108,582	$1,596,211			$297,205	$539,099

(1)
Includes $3.2 million of deferred debt issuance costs at June 30, 2025.
(2)
Includes $1.8 million and $2.2 million of deferred debt issuance costs at June 30, 2025 and December 31, 2024, respectively.
(3)
Outstanding borrowings include accrued interest payable at December 31, 2024.
(4)
Includes $988,000 of deferred debt issuance costs at December 31, 2024.
(5)
Includes $894,000 and $539,000 of deferred debt issuance costs at June 30, 2025 and December 31, 2024, respectively, which includes $673,000 of deferred debt issuance costs at June 30, 2025 from another term warehouse financing facility with no balance.
(6)
There were no deferred debt issuance costs at June 30, 2025. Includes $52,000 of deferred debt issuance costs at December 31, 2024.
(7)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(8)
Includes $140,000 and $101,000 of deferred debt issuance costs at June 30, 2025 and December 31, 2024, respectively.
(9)
Includes $397,000 and $405,000 of deferred debt issuance costs at June 30, 2025 and December 31, 2024, respectively.

We were in compliance with all covenants in the respective agreements at June 30, 2025 and December 31, 2024.

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

(Back to Index)

(Back to Index)

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

In December 2022, Holdings, the Borrower and the Lenders entered into an Amended and Restated Loan and Servicing Agreement, which amends and restates the MassMutual Loan Agreement, and reflects a senior secured term loan facility, not to exceed $500.0 million, composed of individual loan series issued upon mutual agreement of the Borrower and Lenders. Each loan series will be available for three months after the closing date agreed upon by the Borrower and Lenders ("Commitment Period"), subject to the maximum dollar amount agreed upon for that series. The Commitment Period is subject to immediate termination upon the occurrence of an event of default. Each loan series will have a final maturity of five years from the issuance date for the loan series unless an additional time is mutually agreed upon by the Lenders and Borrower. The advance rate on portfolio assets will be mutually agreed upon by the Lenders and Borrower. Each loan series will have its own mutually agreed upon interest rate equal to one-month Term SOFR plus the applicable spread.

CRE - Term Warehouse Financing Facilities

In October 2018, an indirect, wholly-owned subsidiary of ours entered into a master repurchase agreement (the "JPMorgan Chase Facility") with JP Morgan Chase to finance the origination of CRE loans. As amended, the JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and has a maturity date of July 2026. In August 2025, we entered into Amendment No. 7 to Guarantee, by and between us and JPMorgan Chase, which makes certain amendments and modifications to the Guarantee, dated October 26, 2018 between us and JPMorgan Chase, as amended (the "JPM Guarantee") to amend the terms of the debt service coverage period.

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

(Back to Index)

(Back to Index)

Mortgages Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of Charles Street – ACRES FSU Student Venture, LLC entered into a Loan Agreement (the "Mortgage") with Readycap Commercial, LLC ("Readycap") to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. The Mortgage charges interest of one-month Term SOFR plus a spread of 3.80%. The Mortgage was amended to mature in April 2026, subject to a one-year extension option.

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

(Back to Index)

(Back to Index)

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at June 30, 2025 and December 31, 2024. The interest rates for RCT I and RCT II, at June 30, 2025, were 8.51% and 8.49%, respectively. The interest rates for RCT I and RCT II, at December 31, 2024, were 8.54% and 8.80%, respectively.

Equity

Total equity at June 30, 2025 was $435.4 million compared to total equity at December 31, 2024 of $449.7 million. The decrease in equity during the six months ended June 30, 2025 was primarily attributable to current losses, common stock repurchases and dividends on preferred stock for the six months ended June 30, 2025.

Our preferred equity is composed of the following at June 30, 2025:

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

(Back to Index)

(Back to Index)

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three and six months ended June 30, 2025 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$206,108	$28.50	$215,137	$28.87
Net loss allocable to common shares (2)	(732)	(0.10)	(6,591)	(0.91)
Change in other comprehensive income on derivatives	397	0.05	790	0.11
Repurchase of common stock (3)	(5,072)	0.38	(9,449)	0.68
Impact to equity of share-based compensation	586	(0.90)	1,400	(0.82)
Total net decrease	(4,821)	(0.57)	(13,850)	(0.94)
Common stock book value at end of period (4)	$201,287	$27.93	$201,287	$27.93

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 328,586 and 574,538 shares at June 30, 2025 and December 31, 2024, respectively, and include warrants to purchase up to 391,995 shares of common stock at June 30, 2025 and December 31, 2024. The denominators for the calculations were 7,205,664 and 7,451,461 shares at June 30, 2025 and December 31, 2024, respectively.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at June 30, 2025. We calculated net loss per common share-diluted of $(0.10) and $(0.90) using the weighted average diluted shares outstanding during the three and six months ended June 30, 2025.
(3)
In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. In November 2023, an additional $10.0 million of outstanding shares of both common and preferred stock was authorized. In December 2024, our Board authorized and approved the repurchase of an additional $5.0 million of outstanding shares of both common and preferred stock. In April 2025, our Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock. We purchased 3.1 million common shares for $37.5 million and 100,000 preferred shares for $2.2 million through June 30, 2025. Because we repurchased our common stock at significant discounts to book value, these repurchases were accretive to per share book value since the inception of the program.
(4)
We calculated common stock book value as total stockholders’ equity of $425.3 million less preferred stock equity of $224.0 million at June 30, 2025.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to 1/12th of the amount of our equity multiplied by 1.50% and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At June 30, 2025:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(641,368)
Payments for repurchases of capital stock	(264,261)
Total	$424,843

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

The following table provides a reconciliation from GAAP net (loss) income allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	Per Share Data	2024	Per Share Data	2025	Per Share Data	2024	Per Share Data
Net (loss) income allocable to common shares - GAAP	$(732)	$(0.10)	$1,653	0.21	$(6,591)	$(0.90)	$2,209	0.28
Gain on sale of real estate	—	—	—	—	—	—	—	—
Net (loss) income allocable to common shares - GAAP, adjusted	$(732)	$(0.10)	$1,653	$0.21	$(6,591)	$(0.90)	$2,209	$0.28

Reconciling Items from Continuing Operations:
Non-cash equity compensation expense	585	0.08	814	0.10	1,400	0.19	1,291	0.16
Non-cash (reversal of) provision for CRE loan losses	(780)	(0.10)	1,337	0.17	(2,497)	(0.33)	6,233	0.79
Realized loss on core activities	—	—	—	—	(700)	(0.10)	—	—
Unrealized gain on core activities	—	—	—	—	—	—	(5,835)	(0.74)
Real estate depreciation and amortization	1,213	0.16	1,247	0.16	2,368	0.32	2,485	0.31
Net income from non-core assets (1)	—	—	(1,053)	(0.13)	—	—	(1,103)	(0.13)
Earnings Available for Distribution allocable to common shares	$286	$0.04	$3,998	$0.51	$(6,020)	$(0.82)	$5,280	$0.67

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	7,458		7,842		7,306		7,938

Earnings Available for Distribution per common share - diluted	$0.04		$0.51		$(0.82)		$0.67

(1)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) residential mortgage lending, (iii) legacy CRE loans designated as held for sale and (iv) other non-CRE assets included in assets held for sale.

For the three and six months ended June 30, 2025, EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was $286,000 and a loss of $6.0 million, respectively, or $0.04 and ($0.82), respectively, per common share outstanding. There was no incentive compensation payable incurred by us for the three and six months ended June 30, 2025.

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended June 30, 2025 (dollars in thousands, except per share data):

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at September 30, 2022	$216,026
Total amount of net proceeds from any issuance of common stock after October 1, 2022	4,640
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	31,703
Amount paid to repurchase common stock after October 1, 2022 (1)	(16,997)
Incentive Compensation paid after October 1, 2022 (1)	(1,235)
Book value equity at June 30, 2025	$234,137
Incentive Compensation Hurdle (2)(3)	$16,390

Average closing price of 30 day period ending three days prior to issuance date	$17.91

(1)
Calculated on a daily weighted average basis for the 12-month period ended June 30, 2025.
(2)
Calculated as book value equity at June 30, 2025 multiplied by 1.75% (7% per annum).
(3)
The amount by which EAD (as defined in the Management Agreement) exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

For the three months ended June 30, 2025, there was no incentive compensation payable to the Manager.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities, which was $7.2 million for the six months ended June 30, 2025, and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

At June 30, 2025, our liquidity consisted of $42.7 million of unrestricted cash and cash equivalents, and $21.9 million of potential proceeds from unlevered financeable CRE loans.

During the six months ended June 30, 2025, our principal sources of liquidity were: (i) gross financing proceeds of $907.6 million from our term reinvestment financing facility; (ii) warehouse financing proceeds of $56.6 million on loan originations (iii) proceeds of $31.7 million on CRE loan sales; and (iv) net proceeds of $7.1 million from repayments on our CRE portfolio.

These sources of liquidity were offset by the liquidation of our two CRE securitizations, paydowns on our term warehouse facilities, deployments in CRE loan portfolio and real estate investments, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $42.7 million of unrestricted cash we held at June 30, 2025.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $10.6 million and $10.7 million at June 30, 2025 and December 31, 2024, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

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

Cash Flows

For the six months ended June 30, 2025, our restricted and unrestricted cash and cash equivalents balance decreased from $57.6 million to $44.9 million. The cash movements can be summarized by the following:

Cash flows from operating activities. For the six months ended June 30, 2025, operating activities increased our cash balances by $7.2 million, primarily driven by changes in operating assets and liabilities, non-cash reversal of provision for loan losses, and non-cash amortization and depreciation.

Cash flows from investing activities. For the six months ended June 30, 2025, investing activities increased our cash balances by $54.6 million, primarily driven by repayments of CRE loans and proceeds from sales of CRE loans, partially offset by deployments in a CRE mezzanine loan, funding of existing commitments on CRE whole loans and deployments in our investment in real estate and investments in unconsolidated entities with underlying real estate collateral.

Cash flows from financing activities. For the six months ended June 30, 2025, financing activities decreased our cash balances by $74.6 million, primarily driven by repayments on our CRE securitization notes and term warehouse financing facilities, distributions on our preferred stock, and repurchases of our common stock, partially offset by proceeds from our CRE term reinvestment financing facility.

Financing Availability

We utilize a variety of financing arrangements to finance certain assets. We generally utilize the following types of financing arrangements:

1.
CRE - Term Reinvestment Financing Facility: Our term reinvestment financing facility allows us to borrow effectively against loans that we own. Under this agreement, we transfer loans to a counterparty and agree to repurchase the same loans from the counterparty at a price equal to the transfer price plus interest. The counterparty retains the sole discretion over whether to purchase the loan from us. The facility includes a two-year reinvestment period enabling the reinvestment of principal proceeds from asset repayments into qualifying assets, provided the proceeds are reinvested within 90 days of the payoff. We can also acquire and finance the future funding participations of the portfolio collateral, subject to the discretion of the counterparty.
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
3.
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

4.
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
5.
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
6.
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

We were in compliance with all of our covenants at June 30, 2025 in accordance with the terms provided in agreements with our lenders.

At June 30, 2025, we had financing arrangements as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
CRE - Term Reinvestment Financing Facility (1)
JPMorgan Chase Bank, N.A.	March 2025	May 2030	$939,862	$888,838	$51,024
Senior Secured Financing Facility (2)
Massachusetts Mutual Life Insurance Company	July 2020	June 2028	500,000	63,099	436,901
CRE - Term Warehouse Financing Facilities (3)
JPMorgan Chase Bank, N.A.	October 2018	July 2026	250,000	-	250,000
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2025	250,000	82,961	167,039
Mortgages Payable
ReadyCap Commercial, LLC	April 2022	April 2026	20,375	20,292	83
Oceanview Life and Annuity Company (4)	January 2023	September 2025	48,000	44,311	3,689
Florida Pace Funding Agency (5)	January 2023	January 2053	15,510	15,510	—
Total				$1,115,011

(Back to Index)

(Back to Index)

(1)
Excludes deferred debt issuance costs of $3.2 million.
(2)
Excludes deferred debt issuance costs of $1.8 million.
(3)
Excludes deferred debt issuance costs of $894,000.
(4)
Excludes deferred debt issuance costs of $140,000.
(5)
Excludes deferred debt issuance costs of $397,000.

The following table summarizes the average principal outstanding during the three months ended June 30, 2025 and December 31, 2024 and the principal outstanding on our financing arrangements at June 30, 2025 and December 31, 2024 (in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2025	June 30, 2025	Three Months Ended December 31, 2024	December 31, 2024
	Average Principal Outstanding	Principal Outstanding	Average Principal Outstanding	Principal Outstanding
Financing Arrangement
Term reinvestment financing facility - CRE loans(1)	$889,629	$888,838	$—	$—
Senior secured financing facility (2)	63,099	63,099	63,099	63,099
Term warehouse financing facilities - CRE loans (3)	46,199	82,961	158,126	157,832
Total	$998,927	$1,034,898	$221,225	$220,931

(1)
Principal outstanding excludes deferred debt issuance costs of $3.2 million at June 30, 2025.
(2)
Principal outstanding excludes deferred debt issuance costs of $1.8 million and $2.2 million at June 30, 2025 and December 31, 2024, respectively.
(3)
Principal outstanding excludes accrued interest payable of $435,000 at December 31, 2024, and deferred debt issuance costs of $894,000 and $1.5 million at June 30, 2025 and December 31, 2024, respectively.

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Financing Arrangement
Term reinvestment financing facility - CRE loans	$891,098	$—
Senior secured financing facility	63,099	64,495
Term warehouse financing facilities - CRE loans	143,632	189,563

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

The following table sets forth the coverage test summary for our financing facility for the periods presented (in thousands):

	Look Through LTV Cushion (1)	Annualized Interest Coverage Cushion (2)(3)
Name	At June 30, 2025	At June 30, 2025
CRE - term reinvestment financing facility	$36,545	$12,682

(1)
Look Through LTV cushion represents the amount by which the collateral held by the counterparty exceeds the minimum amount required.
(2)
Interest coverage includes annualized amounts based on the most recent distribution period.

(Back to Index)

(Back to Index)

(3)
Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on the CRE term reinvestment financing facility.

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At both June 30, 2025 and December 31, 2024, our leverage ratio under GAAP was 3.0 times. The leverage ratio remained the same during the period primarily due to the net decrease in borrowings offset by the net decrease to total equity.

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At June 30, 2025:
CRE - term reinvestment financing facility (1)	$888,838	$—	$—	$888,838	$—
Senior secured financing facility (2)	63,099	—	63,099	—	—
CRE - term warehouse financing facilities (3)	82,961	82,961	—	—	—
Mortgages payable (4)	80,113	64,603	—	—	15,510
5.75% Senior Unsecured Notes (5)	150,000	—	150,000	—	—
Unsecured junior subordinated debentures (6)	51,548	—	—	—	51,548
Lease liabilities (7)	859,243	1,739	6,004	6,558	844,942
Unfunded commitments on CRE loans (8)	77,735	46,133	31,602	—	—
Base management fees (9)	6,373	6,373	—	—	—
Total	$2,259,910	$201,809	$250,705	$895,396	$912,000

(1)
Excludes $2.1 million of accrued interest payable.
(2)
Excludes $255,000 of accrued interest payable.
(3)
Excludes $162,000 of accrued interest payable.
(4)
Excludes $432,000 of accrued interest payable.
(5)
Excludes $12.9 million of interest expense payable through maturity in August 2026.
(6)
Excludes $22.6 million and $23.7 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(7)
Lease liabilities include a ground rent lease for a hotel property with a remaining term of 91 years and an annual growth rate of 3%.
(8)
Unfunded commitments on our originated CRE loans generally fall into two categories: (i) pre-approved capital improvement projects and (ii) new or additional construction costs subject, in each case, to the borrower meeting specified criteria. Upon completion of the improvements or construction, we would receive additional interest income on the advanced amount. At June 30, 2025, we had unfunded commitments on 20 CRE whole loans.
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

(Back to Index)

(Back to Index)

At June 30, 2025, we had $32.1 million of cumulative net operating losses ("NOL") to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act ("TCJA"), along with revisions made by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act reduced the deduction for NOLs generated post 2017 to 80% of taxable income and granted an indefinite carryforward period. Additionally, we have cumulative total net capital losses of $121.9 million, which are set to expire at December 31, 2025.

We also have tax assets in our taxable REIT subsidiaries ("TRS"). These tax assets are analyzed and disclosed quarterly in our financial statements. At June 30, 2025, our TRSs had $60.9 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $21.1 million of NOLs with an indefinite carryforward period.

Distributions

We did not pay distributions on our common shares during the six months ended June 30, 2025 as we were focused on prudently retaining and managing sufficient excess liquidity. As a result of losses during 2020, we received significant NOL carryforwards and net capital loss carryforwards, as finalized in our 2020 tax return. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our earnings available for distribution, our Board expects to establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

Off-Balance Sheet Arrangements

General

At June 30, 2025, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities that were not established for those purposes. At June 30, 2025, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $77.7 million and $94.0 million in unfunded loan commitments at June 30, 2025 and December 31, 2024, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

At June 30, 2025, we determined that there are no VIEs to be consolidated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2025, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed. Additionally, refer to Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on risks we face.

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

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At June 30, 2025, 62% of the par value of our CRE loan portfolio had interest rate caps or debt service reserves in place with a weighted-average maturity of three months.

Macroeconomic conditions may persist into the future and impair our borrowers’ ability to comply with the terms under our loan agreements. We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address rising interest rates, and other macroeconomic factors on our loans secured by properties experiencing cash flow pressure. These conditions may be exacerbated by recent changes in global tariff policies and escalating global trade tensions, which may introduce uncertainty in supply chains and contribute to market volatility. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. In order to mitigate that risk, we have proactively engaged with our borrowers, particularly with those with near-term maturities, in order to maximize recovery.

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

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At June 30, 2025, 97.8% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 2.2% of our CRE loan portfolio by par value has a contractual fixed rate of interest. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.4 billion had a weighted-average benchmark floor of 1.17% at June 30, 2025.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended June 30, 2025
	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share
$278,071	$(2,060)	$(0.07)	$2,727	$0.09

(1)
Includes our floating-rate CRE loans at June 30, 2025.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1. LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. We are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock. In November 2023, our Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock. In December 2024, our Board authorized and approved the repurchase of an additional $5.0 million of outstanding shares of both common and preferred stock. In April 2025, our Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock. At June 30, 2025, $5.4 million remained available under this repurchase program.

The following table presents information about our common and preferred stock repurchases made during the six months ended June 30, 2025 in accordance with our repurchase program (dollars in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 2, 2025 - January 31, 2025	44,306	$17.38	44,306	$4,030
February 3, 2025 - February 28, 2025	72,858	19.31	72,858	2,624
March 3, 2025 - March 31, 2025	103,024	21.35	103,024	426
April 1, 2025 - April 30, 2025	19,622	21.70	19,622	-
May 1, 2025 - May 30, 2025	111,192	18.88	111,192	7,903
June 2, 2025 - June 30, 2025	140,747	18.10	140,747	5,359

(1)
The average price paid per share as reflected above includes broker fees and commissions.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

JPMorgan Chase Amendment

On August 1, 2025, we entered into Amendment No. 7 to Guarantee, by and between the Company and JPMorgan Chase Bank, NA, which makes certain amendments and modifications to the Guarantee, dated October 26, 2018 between the Company and JPMorgan Chase, as amended (the "JPM Guarantee") to amend the terms of the debt service coverage period. The foregoing description of the Amendment No. 7 to Guarantee does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment No. 7 to Guarantee, which has been filed with this Current Report on Form 10-Q as Exhibit 99.1(l).

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

99.1(l)	Amendment No. 7 to Guarantee Agreement, dated August 1, 2025, between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association.
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

ACRES COMMERCIAL REALTY CORP.
(Registrant)

August 5, 2025	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

August 5, 2025	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Senior Vice President
Chief Financial Officer

August 5, 2025	By:	/s/ Linda M. Kilpatrick
Linda M. Kilpatrick
Vice President
Chief Accounting Officer and Controller

(Back to Index)