Form 10-Q
period 2025-09-30
ACRES Commercial Realty Corp.
filed 2025-11-06
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of outstanding shares of the registrant’s common stock on November 4, 2025 was 7,285,680 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

		PAGE
PART I		3
Item 1:	Financial Statements	3
	Consolidated Balance Sheets – September 30, 2025 (unaudited) and December 31, 2024	3
	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	5
	Consolidated Statements of Comprehensive (Loss) Income (unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	6
	Consolidated Statements of Changes in Equity (unaudited) for the Three Months Ended March 31, 2025 and 2024, June 30, 2025 and 2024 and September 30, 2025 and 2024	7
	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2025 and 2024	9
	Notes to Consolidated Financial Statements – September 30, 2025 (unaudited)	10
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	78
Item 4:	Controls and Procedures	80
PART II		81
Item 1:	Legal Proceedings	81
Item 1A:	Risk Factors	81
Item 2:	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	81
Item 5:	Other Information	81
Item 6:	Exhibits	83
SIGNATURES		88

(Back to Index)

(Back to Index)

PART I

ITEM 1. FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$40,925	$56,713
Restricted cash	1,755	890
Accrued interest receivable	22,110	14,655
CRE loans	1,390,473	1,487,392
Less: allowance for credit losses	(26,390)	(32,847)
CRE loans, net	1,364,083	1,454,545
Loan receivable - due from Manager	10,475	10,675
Loan held for sale	—	11,100
Investments in unconsolidated entities	28,719	21,857
Properties held for sale	108,715	201,125
Investments in real estate	77,402	76,608
Right of use assets	19,585	19,911
Intangible assets	6,442	6,988
Other assets	8,436	6,400
Total assets	$1,688,647	$1,881,467
LIABILITIES (2)
Accounts payable and other liabilities	$9,335	$11,817
Management fee payable - related party	525	540
Accrued interest payable	3,843	6,958
Borrowings	1,187,932	1,360,371
Lease liabilities	45,726	45,259
Distributions payable	3,551	3,607
Accrued tax liability	7	27
Liabilities held for sale	3,227	3,226
Total liabilities	1,254,146	1,431,805
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,507,857 and 4,507,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 7,380,541 and 7,634,004 shares issued and outstanding (including 328,586 and 574,538 unvested restricted shares)	7	8
Additional paid-in capital	1,151,999	1,162,581
Accumulated other comprehensive loss	(2,012)	(3,203)
Distributions in excess of earnings	(717,076)	(720,268)
Total stockholders’ equity	432,928	439,128
Non-controlling interests	1,573	10,534
Total equity	434,501	449,662
TOTAL LIABILITIES AND EQUITY	$1,688,647	$1,881,467

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	September 30, 2025(3)	December 31, 2024
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$—	$190
Accrued interest receivable	—	10,733
CRE loans, pledged as collateral (4)	—	1,115,163
Loan held for sale	—	9,469
Other assets	—	117
Total assets of consolidated VIEs	$—	$1,135,672
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$—	$73
Accrued interest payable	—	2,111
Borrowings	—	862,804
Total liabilities of consolidated VIEs	$—	$864,988

(3)
There were no consolidated VIEs at September 30, 2025.
(4)
Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Interest income:
CRE loans	$28,055	$38,712	$85,021	$120,918
Other	233	589	824	2,060
Total interest income	28,288	39,301	85,845	122,978
Interest expense	19,917	28,842	63,304	90,404
Net interest income	8,371	10,459	22,541	32,574
Real estate income	12,632	11,857	37,271	29,371
Other revenue	34	37	100	112
Total revenues	21,037	22,353	59,912	62,057
OPERATING EXPENSES
General and administrative	2,490	2,430	8,385	8,041
Real estate expenses	15,455	12,524	42,146	31,791
Management fees - related party	1,581	1,624	4,813	4,871
Equity compensation - related party	374	833	1,774	2,124
Corporate depreciation and amortization	19	16	57	40
(Reversal of) provision for credit losses, net	(3,960)	(291)	(6,457)	5,942
Total operating expenses	15,959	17,136	50,718	52,809
	5,078	5,217	9,194	9,248
OTHER (EXPENSE) INCOME
Equity in losses of unconsolidated subsidiaries	(827)	(168)	(1,988)	(209)
Gain on conversion of real estate	—	2,802	—	8,637
Gain on sale of investment in real estate	13,141	—	13,141	—
Other income	655	285	1,377	1,835
Total other income	12,969	2,919	12,530	10,263
INCOME BEFORE TAXES	18,047	8,136	21,724	19,511
Income tax expense	—	(82)	(83)	(136)
NET INCOME	18,047	8,054	21,641	19,375
Net income allocated to preferred shares	(5,286)	(5,318)	(15,881)	(14,946)
Carrying value in excess of consideration paid for preferred shares	—	—	—	242
Net (income) loss allocable to non-controlling interest, net of taxes	(2,979)	88	(2,569)	362
NET INCOME ALLOCABLE TO COMMON SHARES	$9,782	$2,824	$3,191	$5,033
NET INCOME PER COMMON SHARE - BASIC	$1.38	$0.37	$0.44	$0.65
NET INCOME PER COMMON SHARE - DILUTED	$1.34	$0.36	$0.42	$0.63
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	7,106,510	7,669,051	7,238,446	7,695,656
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	7,314,332	7,945,622	7,558,133	7,940,299

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$18,047	$8,054	$21,641	$19,375
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in interest expense	401	401	1,191	1,196
Total other comprehensive income	401	401	1,191	1,196
Comprehensive income before allocation to preferred shares	18,448	8,455	22,832	20,571
Net (income) loss allocated to non-controlling interests shares	(2,979)	88	(2,569)	362
Carrying value in excess of consideration paid for preferred shares	—	—	—	242
Net income allocated to preferred shares	(5,286)	(5,318)	(15,881)	(14,946)
Comprehensive income allocable to common shares	$10,183	$3,225	$4,382	$6,229

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2024	7,634,004	$8	$5	$5	$1,162,581	$(3,203)	$(720,268)	$439,128	$10,534	$449,662
Purchase and retirement of common stock	(220,188)	(1)	—	—	(4,377)	—	—	(4,378)	—	(4,378)
Amortization of stock-based compensation	—	—	—	—	815	—	—	815	—	815
Net loss	—	—	—	—	—	—	(546)	(546)	(184)	(730)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(5,313)	(5,313)	—	(5,313)
Amortization of terminated derivatives	—	—	—	—	—	393	—	393	—	393
Balance, March 31, 2025	7,413,816	$7	$5	$5	$1,159,019	$(2,810)	$(726,127)	$430,099	$10,350	$440,449
Purchase and retirement of common stock	(271,561)	—	—	—	(5,072)	—	—	(5,072)	—	(5,072)
Amortization of stock-based compensation	—	—	—	—	586	—	—	586	—	586
Net income	—	—	—	—	—	—	4,551	4,551	(227)	4,324
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(5,282)	(5,282)	—	(5,282)
Amortization of terminated derivatives	—	—	—	—	—	397	—	397	—	397
Balance, June 30, 2025	7,142,255	$7	$5	$5	$1,154,533	$(2,413)	$(726,858)	$425,279	$10,123	$435,402
Exercise of warrants at $0.03 per share	391,380	—	—	—	—	—	—	—	—	—
Purchase and retirement of common stock	(153,094)	—	—	—	(2,907)	—	—	(2,907)	—	(2,907)
Amortization of stock-based compensation	—	—	—	—	373	—	—	373	—	373
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(11,529)	(11,529)
Net income	—	—	—	—	—	—	15,068	15,068	2,979	18,047
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(5,286)	(5,286)	—	(5,286)
Amortization of terminated derivatives	—	—	—	—	—	401	—	401	—	401
Balance, September 30, 2025	7,380,541	$7	$5	$5	$1,151,999	$(2,012)	$(717,076)	$432,928	$1,573	$434,501

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

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,641	$19,375
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Reversal of) provision for credit losses, net	(6,457)	5,942
Depreciation, amortization and accretion	8,899	5,200
Amortization of stock-based compensation	1,774	2,124
Gain on conversion of real estate	—	(8,637)
Gain on sale of investment in real estate	(13,141)	—
Equity in losses of unconsolidated subsidiaries	1,988	209
Changes in operating assets and liabilities	(16,918)	(5,585)
Net cash (used in) provided by operating activities	(2,214)	18,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal fundings of CRE loans	(209,383)	(27,958)
Principal payments received on CRE loans	241,043	245,684
Proceeds from sale of CRE loans	77,530	—
Investments in real estate	(2,836)	(42,755)
Proceeds from sale of investments in real estate	106,750	—
Investments in unconsolidated entities	(8,850)	(574)
Purchases of furniture and fixtures	(106)	(8)
Principal payments received on loan - due from Manager	200	225
Net cash provided by investing activities	204,348	174,614
CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	—	(82)
Repurchase of common stock	(12,357)	(5,347)
Repurchase of preferred stock	—	(2,157)
Proceeds from borrowings:
CRE - term warehouse financing facilities	124,028	19,177
Mortgages payable	1,001	31,071
CRE - term reinvestment financing facility	907,601	—
Payments on borrowings:
Securitizations	(865,078)	(216,447)
Senior secured financing facility	—	(1,397)
CRE - term warehouse financing facilities	(168,205)	(24,938)
Mortgages payable	(60,884)	—
CRE - term reinvestment financing facility	(112,331)	—
Payment of debt issuance costs	(3,366)	—
Distributions to non-controlling interests	(11,529)	—
Proceeds received from non-controlling interests	—	495
Distributions paid on preferred stock	(15,937)	(14,468)
Net cash used in financing activities	(217,057)	(214,093)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(14,923)	(20,851)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	57,603	91,886
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$42,680	$71,035

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company’s core assets are consolidated through its investment in ACRES Realty Funding, Inc. ("ACRES RF"), a wholly-owned subsidiary that holds CRE loans, CRE-related securities and investments in CRE securitizations, which were consolidated as variable interest entities ("VIEs") as discussed in Note 3, and special purpose entities.

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

September 30, 2025

(unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$40,925	$70,074
Restricted cash	1,755	961
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$42,680	$71,035

Investments in Real Estate

The Company depreciates investments in real estate and amortizes related intangible assets over the estimated useful lives of the assets as follows:

Category	Term
Building	35 to 40 years
Building improvements	1 to 39 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures and equipment	1 to 12 years
Right of use assets	3 to 99 years
Intangible assets	3 months to 18 years
Lease liabilities	Shorter of lease term or expected useful life

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $20.5 million) at September 30, 2025, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

September 30, 2025

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

The Consolidated VIEs were CRE securitizations that were formed on behalf of the Company to invest in CRE whole loans that were financed by the issuance of debt securities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. The Consolidated VIEs are accounted for as secured borrowings in accordance with GAAP.

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

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company, nor to each other. During the nine months ended September 30, 2025 and 2024, the Company did not provide any financial support to either of its Consolidated VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to either of its Consolidated VIEs.

CS-ACRES FSU Student Venture, LLC

In April 2022, the Company contributed an initial investment of $13.0 million for a 72.1% interest in CS-ACRES FSU Student Venture, LLC (the "FSU Student Venture"). The FSU Student Venture, a joint venture between the Company and two unrelated third parties, was formed for the purpose of developing a student housing project. The FSU Student Venture was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members all have the following characteristics: (1) the power to direct activities, (2) the obligation to absorb losses and (3) the right to receive residual returns. However, the Company consolidated the FSU Student Venture due to its 72.1% interest that provides the Company with control over all major decisions of the joint venture. The portion of the joint venture that the Company does not own is presented as non-controlling interest at and for the periods presented in the Company’s consolidated financial statements.

In September 2025, the Company distributed one of the underlying properties to a newly formed joint venture, CS-ACRES Osceola Student Joint Venture, LLC (the "FSU Osceola Student Venture"). See additional details below. Subsequent to this distribution,

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

the Company sold its interest in the FSU Student Venture for $106.8 million, which resulted in a gain on the sale of investment in real estate.

As part of the transaction, the Company provided seller financing in the form of a $90.0 million CRE whole loan commitment and a $9.3 million preferred equity loan to the new FSU Student Venture partners. The Company determined that although its investment in FSU Student Venture represented a variable interest, its investment did not provide the Company with a controlling financial interest. The Company accounts for its investment in FSU Student Venture preferred equity as a CRE loan on its consolidated financial statements.

CS-ACRES Osceola Student Joint Venture, LLC

In September 2025, the FSU Student Venture distributed one of its underlying properties to the FSU Osceola Student Venture at a carrying value of $27.0 million. The FSU Osceola Student Venture, a joint venture between the Company and two unrelated third parties, was formed for the purpose of operating a student housing project. The FSU Osceola Student Venture was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members all have the following characteristics: (1) the power to direct activities, (2) the obligation to absorb losses and (3) the right to receive residual returns. The Company consolidated the FSU Osceola Student Venture due to its 72.1% interest that provides the Company with control over all major decisions of the joint venture. The portion of the joint venture that the Company does not own is presented as non-controlling interest at and for the periods presented in the Company’s consolidated financial statements.

Investments in Unconsolidated Entities (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIEs' economic performance and (ii) the obligation to absorb the losses of the VIEs or the right to receive the benefits from the VIEs, which could be significant to the VIEs. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at September 30, 2025 and December 31, 2024. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of both Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), with a value of $1.5 million in the aggregate, or 3.0% of each trust, at September 30, 2025 and December 31, 2024. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

September 30, 2025

(unaudited)

Company accounts for its investment in the Wacker JV as an equity method investment within investments in unconsolidated entities in its consolidated financial statements.

In September 2025, the Wacker JV completed a re-capitalization that included entering into a construction loan, bridge loan and converting part of the Company's common equity into preferred equity. Also, in connection with the re-capitalization, the Company entered into guarantees related to the construction loan and bridge loan. The guarantees included a Guaranty of Completion, a Guaranty of Retail Space, a Guaranty of Recourse Obligations, a Guarantee of Interest and Carry Costs and an Environmental Indemnity Agreement (collectively the "Guaranties"). See "Guarantees and Indemnifications" under "Off-Balance Sheet Arrangements" for further discussion of the guarantees related to this investment.

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

Upon formation of the McCallum JV, the McCallum JV took ownership of the multifamily property subject to a related CRE loan payable to the Company which was novated to allow the McCallum JV to replace the original obligor who was experiencing financial difficulty. The $31.5 million CRE loan has an initial maturity date of September 5, 2027 and bears interest at a rate of one-month Term Secured Overnight Financing Rate ("Term SOFR") and a spread of 2.75%. There were no other changes to the terms of the loan. The McCallum JV also entered into a $1.5 million mezzanine loan commitment with the Company, of which $1.2 million was funded at September 30, 2025.

Pacmulti Affiliates, LLC

In March 2025, the Company contributed $200,000 as well as its net interest in a multifamily unit property located in the Mid-Atlantic region to form a joint venture (the "Pacmulti JV") with an unrelated third-party (the "Pacmulti Managing Member"). The Pacmulti Managing Member is responsible for the day-to-day operations of the Pacmulti JV. The Company determined the Pacmulti JV to be a VIE for which it was not the primary beneficiary because it did not have the power to direct the activities most significant to the Pacmulti JV, as the Company does not have unilateral kick-out rights or substantive participating rights. The Company accounts for its investment in the Pacmulti JV as an equity method investment within investments in unconsolidated entities in its consolidated financial statements.

Upon formation of the Pacmulti JV, the Pacmulti JV took ownership of the multifamily property subject to a related CRE loan payable to the Company which was novated to allow the Pacmulti JV to replace the original obligor who was experiencing financial difficulty. The $70.8 million CRE loan has an initial maturity date of May 5, 2030 and bears interest at a rate of one-month Term SOFR and a spread of 3.41%. There were no other changes to the terms of the loan. The Pacmulti JV also entered into a $13.5 million mezzanine loan commitment with the Company, of which $10.1 million was funded at September 30, 2025.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at September 30, 2025 (in thousands):

	Unsecured Junior Subordinated Debentures		65 E Wacker Joint Venture, LLC	7720 McCallum JV, LLC	Pacmulti Affiliates, LLC	CS – ACRES FSU Student Venture, LLC	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$11		$—	$—	$—	$—	$11	$—
CRE loans(1)	—	—	—	—	—	9,175	9,175	9,175
Investments in unconsolidated entities	1,548		27,171	—	—	—	28,719	28,719
Total assets	1,559		27,171	—	—	9,175	37,905

LIABILITIES
Accrued interest payable	378		—	—	—	—	378	N/A
Borrowings	51,548		—	—	—	—	51,548	N/A
Total liabilities	51,926		—	—	—	—	51,926
Net (liability) asset	$(50,367)		$27,171	$—	$—	$9,175	$(14,021)

(1)
The carrying values exclude the allowance for credit losses.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Supplemental cash flows:
Interest expense paid in cash	$66,380	$91,084
Income taxes paid in cash	187	83
Non-cash investing activities include the following:
Transfer of whole loans to investments in real estate	$—	$43,828
Properties held for sale assets related to the receipt of foreclosure or deed-in-lieu of foreclosure	—	(14,398)
Transfer of investment in real estate to investment in unconsolidated entities	—	(20,123)
Investments in real estate related to the receipt of foreclosure	—	(9,307)
Non-cash financing activities include the following:
Incentive compensation paid in common stock	$—	$19
Distributions on preferred stock accrued but not paid	3,551	3,740
Capitalized amortization of deferred debt issuance costs	—	717
Capitalized interest	—	1,722
Cashless exercise of warrants	12	—

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s CRE loans held for investment by asset type (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At September 30, 2025:
Whole loans (5)(6)(7)	44	$1,364,802	$(2,979)	$1,361,823	$(21,274)	$1,340,549	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	October 2025 to May 2030
Mezzanine loans (5)	2	19,700	(225)	19,475	(4,878)	14,597	10.00% to 15.00%	April 2026 to June 2028
Preferred equity investment (see Note 3) (8)		9,269	(94)	9,175	(238)	8,937	10.00%	October 2028
Total		$1,393,771	$(3,298)	$1,390,473	$(26,390)	$1,364,083

At December 31, 2024:
Whole loans (5)(6)(7)	52	$1,484,997	$(2,305)	$1,482,692	$(28,147)	$1,454,545	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2025 to January 2030
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,489,697	$(2,305)	$1,487,392	$(32,847)	$1,454,545

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

(1)
Amounts include unamortized loan origination fees of $2.2 million and $1.3 million and deferred amendment fees of $1.1 million and $985,000 at September 30, 2025 and December 31, 2024, respectively.
(2)
References to ("1M Term SOFR") are one-month Term SOFR. Weighted-average one-month Term SOFR were 4.25% and 4.58% at September 30, 2025 and December 31, 2024, respectively. Additionally, weighted-average benchmark rate floors were 1.25% and 0.97% at September 30, 2025 and December 31, 2024, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude three and one whole loans, with amortized costs of $80.9 million and $5.6 million, in maturity default at September 30, 2025 and December 31, 2024, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at September 30, 2025 and December 31, 2024.
(6)
CRE whole loans had $63.1 million and $94.0 million in unfunded loan commitments at September 30, 2025 and December 31, 2024, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained.
(7)
Includes three mezzanine loans of $14.7 million, at amortized cost, with two having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at September 30, 2025. Includes two mezzanine loans of $3.5 million, at amortized cost, that have fixed interest rates of 15.0% at December 31, 2024.
(8)
The Company had one preferred equity investment associated with a CRE whole loan at September 30, 2025. The Company had no preferred equity investments associated with CRE whole loans at December 31, 2024. The preferred equity investment has a fixed interest rate of 10%, of which 4.0% interest is deferred until maturity.

The following is a summary of the Company’s CRE loans held for investment by property type and geographic location (dollars in thousands):

	September 30, 2025		December 31, 2024
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Multifamily	$1,017,417	74.6%	$1,125,564	77.4%
Office	249,189	18.3%	236,409	16.2%
Hotel	57,696	4.2%	56,384	3.9%
Mixed-Use	24,570	1.8%	—	—
Self-Storage	15,211	1.1%	36,188	2.5%
Total	$1,364,083	100%	$1,454,545	100%

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

	September 30, 2025		December 31, 2024
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Southwest	$328,219	24.1%	$364,544	25.0%
Southeast	264,939	19.4%	239,986	16.5%
Mountain	239,896	17.6%	278,654	19.2%
Northeast	164,224	12.0%	155,352	10.7%
Pacific	150,157	11.0%	146,652	10.1%
Mid Atlantic	104,845	7.7%	183,075	12.6%
East North Central	71,441	5.2%	46,459	3.2%
West North Central	40,362	3.0%	39,823	2.7%
Total	$1,364,083	100%	$1,454,545	100%

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2025	2026	2027 and Thereafter	Total
At September 30, 2025:
Whole loans (1)(2)	$269,013	$470,056	$541,884	$1,280,953
Mezzanine loans	—	14,775	4,700	19,475
Preferred equity investment	—	—	9,175	9,175
Total CRE loans	$269,013	$484,831	$555,759	$1,309,603

Description	2025	2026	2027 and Thereafter	Total
At December 31, 2024:
Whole loans (1)(2)	$1,080,501	$198,982	$197,595	$1,477,078
Mezzanine loan	—	—	4,700	4,700
Total CRE loans	$1,080,501	$198,982	$202,295	$1,481,778

(1)
Maturity dates exclude three and one whole loans, with amortized costs of $80.9 million and $5.6 million, in maturity default at September 30, 2025 and December 31, 2024, respectively.
(2)
At September 30, 2025, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options were $451.3 million and $829.7 million in 2026 and 2027 and thereafter, respectively. At December 31, 2024, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $101.2 million, $555.5 million and $820.4 million in 2025, 2026 and 2027 and thereafter, respectively.

At September 30, 2025 and December 31, 2024, no single loan or investment represented more than 10% of the Company’s total assets, and no single investment group generated over 10% of the Company’s revenue.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the nine months ended September 30, 2025 and the year ended December 31, 2024 (in thousands):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Allowance for credit losses at beginning of period	$32,847	$28,757
(Reversal of) provision for credit losses	(6,457)	4,790
Charge-offs	—	(700)
Allowance for credit losses at end of period	$26,390	$32,847

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

During the three and nine months ended September 30, 2025, the Company recorded a reversal of expected credit losses of $4.0 million and $6.5 million, respectively, primarily attributable to net improvements in the modeled credit risk of the Company's loan portfolio, loan payoffs and a general improvement in macroeconomic factors.

At both September 30, 2025 and December 31, 2024, the Company individually evaluated one mezzanine loan for impairment. The loan was collateralized by an office building in the Northeast region and had a principal balance of $4.7 million at both September 30, 2025 and December 31, 2024. The Company fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at September 30, 2025. The loan entered payment default in February 2023 and has been placed on nonaccrual status.

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

September 30, 2025

(unaudited)

For the purpose of calculating the quarterly provision for credit losses under CECL, the Company pools CRE loans based on the underlying collateral property type and utilizes a probability of default and loss given default methodology for approximately one year after which it immediately reverts to a historical mean loss ratio.

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At September 30, 2025:
Whole loans	$28,119	$444,838	$443,143	$440,109	$5,614	$1,361,823
Mezzanine loans	—	14,775	—	—	4,700	19,475
Preferred equity investment	—	9,175	—	—	—	9,175
Total	$28,119	$468,788	$443,143	$440,109	$10,314	$1,390,473

At December 31, 2024:
Whole loans	$27,869	$565,968	$503,125	$380,116	$5,614	$1,482,692
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$27,869	$565,968	$503,125	$380,116	$10,314	$1,487,392

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $22.0 million and $14.6 million at September 30, 2025 and December 31, 2024, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2025 (1)	2024 (2)	2023	2022	2021	Prior	Total (3)
At September 30, 2025:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	28,119	$—	$28,119
Rating 2	113,605	21,409	49,333	—	246,641	13,850	444,838
Rating 3	—	—	—	218,121	214,034	10,988	443,143
Rating 4	80,845	86,330	15,914	170,526	41,537	44,957	440,109
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	194,450	107,739	65,247	388,647	530,331	75,409	1,361,823
Mezzanine loans:
Rating 2	14,775	—	—	—	—	—	14,775
Rating 5	—	—	—	—	—	4,700	4,700
Total mezzanine loans	14,775	—	—	—	—	4,700	19,475
Preferred equity investment (rating 2)	9,175	—	—	—	—	—	9,175
Total loans	$218,400	$107,739	$65,247	$388,647	$530,331	$80,109	$1,390,473
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2024 (2)	2023	2022	2021	2020	Prior	Total (3)
At December 31, 2024:
Whole loans: (4)
Rating 1	$—	$—	$—	$27,869	$—	$—	$27,869
Rating 2	19,023	48,106	46,416	382,195	56,284	13,944	565,968
Rating 3	—	—	249,907	242,155	—	11,063	503,125
Rating 4	80,672	15,811	85,004	153,740	—	44,889	380,116
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	99,695	63,917	381,327	805,959	56,284	75,510	1,482,692
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$99,695	$63,917	$381,327	$805,959	$56,284	$80,210	$1,487,392
Current Period Gross Write-Offs	$—	$—	$—	$(700)	$—	$—	$(700)

(1)
Includes one novated CRE whole loan that resulted from a loan workout.
(2)
Includes two novated CRE whole loans that resulted from loan workouts.
(3)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $22.0 million and $14.6 million at September 30, 2025 and December 31, 2024, respectively.
(4)
Acquired CRE whole loans are grouped within each loan’s year of origination.
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis at the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable (1)	Total Loans > 90 Days and Accruing (2)
At September 30, 2025:
Whole loans	$—	$21,221	$80,871	$102,092	$1,259,731	$1,361,823	$75,257
Mezzanine loans (3)	—	—	4,700	4,700	14,775	19,475	—
Preferred equity investment	—	—	—	—	9,175	9,175	—
Total	$—	$21,221	$85,571	$106,792	$1,283,681	$1,390,473	$75,257

At December 31, 2024:
Whole loans	$—	$70,760	$5,614	$76,374	$1,406,318	$1,482,692	$—
Mezzanine loan (3)	—	—	4,700	4,700	—	4,700	—
Total	$—	$70,760	$10,314	$81,074	$1,406,318	$1,487,392	$—

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $22.0 million and $14.6 million at September 30, 2025 and December 31, 2024, respectively.
(2)
During the three and nine months ended September 30, 2025, the Company recognized interest income of $1.5 million and $4.6 million, respectively, on two CRE whole loans with a principal payment past due greater than 90 days at September 30, 2025.
(3)
Includes one loan, with a total amortized cost of $4.7 million, that was fully reserved at both September 30, 2025 and December 31, 2024.

At September 30, 2025 and December 31, 2024, the Company had four and two CRE whole loans, with total amortized costs of $102.1 million and $76.4 million, respectively, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

During the three and nine months ended September 30, 2025, the Company did not recognize interest income on CRE whole loans that were placed on a nonaccrual status. During the three and nine months ended September 30, 2024, the Company recognized interest income of $204,000 and $338,000, respectively, on one CRE whole loan that was placed on nonaccrual status as part of the modification that took place during the year ended December 31, 2023. The Company recognizes interest income on a cash basis from the net operating cash flows from the underlying property.

Loan Modifications

The Company is required to disclose modifications where it determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the nine months ended September 30, 2025, the Company did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

During the nine months ended September 30, 2024, the Company entered into the following three loan modifications that required disclosure:

•
A multifamily loan with an amortized cost of $54.3 million, representing 3.9% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current interest rate from one-month Term SOFR plus a spread of 3.70% to one-month Term SOFR plus a spread of 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service. In October 2025, the loan was novated and replaced with a new obligor.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

•
A multifamily loan with an amortized cost of $45.5 million, representing 3.3% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.
•
A multifamily loan with an amortized cost of $70.7 million, representing 5.1% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from January 2025 to January 2026 and (ii) provide for 2.00% per annum of the interest rate to be deferred until payoff. The Company also entered into a mezzanine loan with a total commitment of $6.0 million, of which $3.0 million was funded as of September 30, 2024. The loan has a fixed rate of 15.00% that accrues and will be due at payoff in January 2026. In connection with the modification, the borrower renewed the interest rate cap. In March 2025, the loan was novated when the Company foreclosed on the mezzanine loan. In connection with the novation, the new loan pays a current pay fixed rate of 5.00% and has a mezzanine loan commitment of up to $13.5 million, of which $10.1 million was funded at September 30, 2025.

These loans were performing in accordance with the modified contractual terms as of September 30, 2025. At September 30, 2025, two of these loans, with a total amortized cost of $125.0 million, had a risk rating of "4" and the other loan, with an amortized cost of $45.5 million, had a risk rating of "3". Loans with a risk rating of "3" and "4" are included in the determination of the Company's general CECL reserves.

NOTE 7 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

At September 30, 2025, the Company held investments in seven real estate properties, three of which are included in investments in real estate, and four of which are included in properties held for sale on the consolidated balance sheet.

The Company sold its interest in a student housing project for $106.8 million and generated a one-time gain on the sale of real estate for $13.1 million. See Note 3 for further details of the sale transaction.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

The following table summarizes the book value of the Company’s acquired assets and assumed liabilities (in thousands, except amounts in the footnotes):

	September 30, 2025			December 31, 2024
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$84,866	$(7,464)	$77,402	$82,265	$(5,657)	$76,608
Right of use assets (2)(3)	20,064	(1,006)	19,058	20,064	(759)	19,305
Intangible assets (4)	9,833	(3,391)	6,442	9,833	(2,845)	6,988
Subtotal	114,763	(11,861)	102,902	112,162	(9,261)	102,901

Investments in real estate from lending activities:
Properties held for sale (5)	108,715	—	108,715	201,125	—	201,125
Total	223,478	(11,861)	211,617	313,287	(9,261)	304,026

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	19,609	621	20,230	76,631	2,925	79,556
Other liabilities	41	(41)	—	41	(29)	12
Lease liabilities (3)(6)	45,154	—	45,154	44,606	—	44,606
Subtotal	64,804	580	65,384	121,278	2,896	124,174

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,227	—	3,227	3,226	—	3,226
Total	68,031	580	68,611	124,504	2,896	127,400

Total net investments in real estate and properties held for sale (8)	$155,447		$143,006	$188,783		$176,626

(1)
Includes $15.2 million of land, which is not depreciable, at both September 30, 2025 and December 31, 2024. Also includes $3.6 million and $3.2 million of construction in progress, which is also not depreciable until placed in service, at September 30, 2025 and December 31, 2024, respectively.
(2)
Primarily comprised of an $18.5 million and $18.6 million right of use asset, at September 30, 2025 and December 31, 2024, respectively, associated with the ground lease disclosed at footnote (6) below as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally, the Company has an operating lease with a value of $333,000 and $367,000 at September 30, 2025 and December 31, 2024, respectively, associated with a parking lease.
(3)
Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)
Primarily comprised of a franchise intangible of $3.7 million and $4.1 million, a management contract intangible of $2.6 million and $2.8 million, in-place leases of $8,000 and $68,000 and a customer list intangible of $120,000 and $371,000, at September 30, 2025 and December 31, 2024, respectively.
(5)
At September 30, 2025 and December 31, 2024, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, an office property acquired via deed-in-lieu of foreclosure in June 2023, one student housing property acquired in April 2022 and an office complex acquired via foreclosure in July 2024.
(6)
Primarily comprised of a $44.5 million ground lease with a remaining term of 91 years at September 30, 2025. Lease expense was $2.1 million for both the nine months ended September 30, 2025 and 2024, respectively, and $710,000 and $690,000 for the three months ended September 30, 2025 and 2024, respectively.
(7)
Comprised of an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers to the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining. At September 30, 2025, 91 years remain in its term.

In December 2024, the Company entered into a parking lease at an asset acquired in August 2024. The parking lease allows the Company to have access to a designated amount of parking spots adjacent to the building which the Company operates. The lease payments increase 2.00% per year until 2123, or a 99-year lease. At September 30, 2025, 98 years remain in its term.

The following table summarizes the expenses of intangible assets, right of use assets and leases related to investments in real estate and other acquired assets and assumed liabilities (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Assets:
Amortization related to intangible assets	$221,000	$243,000	$546,000	$730,000
Amortization related to right of use assets	82,000	51,000	246,000	153,000
Liabilities:
Accretion related to ground lease liability	$661,000	$639,000	$1,968,000	$1,903,000
Lease payments	472,000	452,000	1,387,000	1,329,000

The following table summarizes the Company's expected fiscal year amortization expense on its intangible lease assets (in thousands):

Amortization Expense
Remainder of 2025	$221,000
2026	835,000
2027	756,000
2028	748,000
2029	748,000
2030	748,000
Total	$4,056,000

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

The following table summarizes the Company’s operating leases (in thousands):

	September 30, 2025	December 31, 2024
Operating Leases:
Right of use assets	$527	$606
Lease liabilities	$(572)	$(653)

Weighted average remaining lease term:	4.0 years	4.7 years
Weighted average discount rate (1):	8.70%	8.70%

(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

The following table summarizes the Company’s operating lease costs and cash payments for the periods presented (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Lease Cost:
Operating lease cost	$40	$40	$120	$119

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$40	$39	$119	$116

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2025	$41
2026	166
2027	170
2028	174
2029	131
Thereafter	—
Subtotal	682
Less: impact of discount	(110)
Total	$572

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at September 30, 2025 and December 31, 2024 and equity in earnings of unconsolidated entities for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands, except in the footnotes):

				Earnings (Losses) of Unconsolidated Entities
	Ownership %			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	at September 30, 2025	September 30, 2025	December 31, 2024	2025	2024	2025	2024
Investments in RCT I and II (1)	3%	$1,548	$1,548	$—	$—	$—	$—
65 E. Wacker Joint Venture, LLC (2)	90%	27,171	20,157	(294)	(140)	(1,035)	(181)
7720 McCallum JV, LLC (3)	50%	—	152	(187)	(28)	(339)	(28)
Pacmulti Affiliates JV, LLC (4)	50%	—	—	(346)	—	(614)	—
Total		$28,719	$21,857	$(827)	$(168)	$(1,988)	$(209)

(1)
During the three and nine months ended September 30, 2025 and 2024, dividends from the investments in RCT I's and RCT II's common shares in the amounts of $34,000 and $38,000 and $100,000 and $112,000, respectively, are recorded in other revenue on the Company's consolidated statements of operations.
(2)
Refer to Note 3 for details regarding the Wacker JV.
(3)
Refer to Note 3 for details regarding the McCallum JV.
(4)
Refer to Note 3 for details regarding the Pacmulti JV.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

NOTE 10 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At September 30, 2025
CRE - term reinvestment financing facility	$795,215	$3,005	$792,210	5.90%	4.6 years	$1,084,626
Senior secured financing facility	63,099	1,639	61,460	7.93%	2.3 years	166,300
CRE - term warehouse financing facilities (1)	113,709	572	113,137	6.27%	0.1 years	163,400
Mortgage payable	20,230	—	20,230	7.99%	0.5 years	26,964
5.75% Senior Unsecured Notes	150,000	653	149,347	5.75%	0.9 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.36%	10.9 years	—
Total	$1,193,801	$5,869	$1,187,932	6.17%	3.8 years	$1,441,290

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2024
ACR 2021-FL1 Senior Notes	$472,507	$660	$471,847	6.11%	11.5 years	$599,927
ACR 2021-FL2 Senior Notes	392,571	1,614	390,957	6.47%	12.1 years	525,571
Senior secured financing facility	63,099	2,189	60,910	8.22%	3.1 years	162,578
CRE - term warehouse financing facilities (2)	158,266	1,527	156,739	7.02%	1.3 years	257,012
Mortgages payable	80,113	557	79,556	9.25%	5.7 years	119,509
5.75% Senior Unsecured Notes	150,000	1,186	148,814	5.75%	1.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.67%	11.7 years	—
Total	$1,368,104	$7,733	$1,360,371	6.66%	8.7 years	$1,664,597

(1)
In November 2025, the Company extended the Morgan Stanley Facility to November 2026.
(2)
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

September 30, 2025

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

Financing Arrangements

Borrowings under the Company’s financing arrangements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to these arrangements (dollars in thousands, except amounts in the footnotes):

	September 30, 2025				December 31, 2024
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Reinvestment Financing Facility
JPMorgan Chase Bank, N.A. (1)	$792,210	$1,084,626	36	5.90%	$—	$—	—	—%

Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	61,460	166,300	6	7.93%	60,910	162,578	6	8.22%

CRE - Term Warehouse Financing Facilities (3)
JPMorgan Chase Bank, N.A. (4)	—	—	—	—%	90,995	158,639	5	6.87%
Morgan Stanley Mortgage Capital Holdings LLC (5)	113,137	163,400	4	6.27%	65,744	98,373	5	7.22%

Mortgages Payable
ReadyCap Commercial, LLC (6)	20,230	26,964	1	7.99%	20,240	26,960	1	8.28%
Oceanview Life and Annuity Company (7)(8)	—	—	—	—%	44,211	92,549	1	10.40%
Florida Pace Funding Agency (7)(9)	—	—	—	—%	15,105	—	—	7.26%
Total	$987,037	$1,441,290			$297,205	$539,099

(1)
Includes $3.0 million of deferred debt issuance costs at September 30, 2025.
(2)
Includes $1.6 million and $2.2 million of deferred debt issuance costs at September 30, 2025 and December 31, 2024, respectively.
(3)
Outstanding borrowings include accrued interest payable at December 31, 2024.
(4)
Includes $988,000 of deferred debt issuance costs at December 31, 2024.
(5)
Includes $572,000 and $539,000 of deferred debt issuance costs at September 30, 2025 and December 31, 2024, respectively, which includes $512,000 of deferred debt issuance costs at September 30, 2025 from another term warehouse financing facility with no balance.
(6)
There were no deferred debt issuance costs at September 30, 2025. Includes $52,000 of deferred debt issuance costs at December 31, 2024.
(7)
Outstanding borrowings were collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applied to Florida Pace Funding Agency.
(8)
Includes $101,000 of deferred debt issuance costs at December 31, 2024.
(9)
Includes $405,000 of deferred debt issuance costs at December 31, 2024.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands, except amounts in footnotes):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At September 30, 2025
CRE - Term Reinvestment Financing Facility (1)(2)
JPMorgan Chase Bank, N. A.	$306,599	4.6 years	5.90%
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$103,824	2.3 years	7.93%
CRE - Term Warehouse Financing Facilities (1)(2)
JPMorgan Chase Bank, N. A.	$—	0.8 years	—%
Morgan Stanley Mortgage Capital Holdings LLC (3)	$51,343	0.1 years	6.27%
Mortgage Payable
ReadyCap Commercial, LLC (4)	$6,654	0.5 years	7.99%

(1)
Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the financing agreement liabilities and accrued interest payable.
(2)
The Company is required to maintain a total minimum unencumbered liquidity balance of $20.0 million.
(3)
In November 2025, the Company extended the Morgan Stanley facility to November 2026.
(4)
Equal to the total of the estimated fair value of real estate property investment financed, minus the total of the mortgage payable agreement liability and accrued interest payable.

The Company was in compliance with all financial covenants in each of the respective agreements at September 30, 2025 and December 31, 2024.

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

The JPMorgan Chase 2025 Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of the ACRES SPE 2025-1, LLC, ("Seller SPE") or the Company; breaches of covenants and/or certain representations and warranties; and a judgment in an amount greater than $250,000 against the Seller SPE or ACRES RF or $10.0 million against the Company. The remedies for such events of default are also customary for this type of financing arrangement and include the acceleration of the principal amount outstanding under the JPMorgan Chase 2025 Facility and the liquidation by JPMorgan Chase of purchased assets then subject to the JPMorgan Chase 2025 Facility. In October 2025, AMF Levered II, LLC, a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., purchased a $50 million non-controlling interest in ACRES SPE 2025-1, LLC.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

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

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase and securities contract agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. As amended, the Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2025. The Company also has the right to request a one-year extension. In March 2025, the Company entered into Amendment No. 4 to Guaranty (the “Morgan Stanley Amendment”) by and between the Company and Morgan Stanley, which makes certain amendments and modifications to the amended Guaranty between the Company and Morgan Stanley (the "MS Guaranty"), including but not limited to (capitalized terms each as defined in the MS Guaranty) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. In November 2025, the Company entered into Amendment No. 3 to the Morgan Stanley Facility extending its maturity to November 2026 and entered into Amendment No.4 to the Morgan Stanley Facility to increase the facility amount to $400 million, as increased from time to time, provided the amount shall be automatically reduced to $250 million on the earlier of May 2026 or when the Company sends a request for a reduction in the facility amount. Provided certain conditions are met, prior to May 2026, the Company can request that the facility amount be increased to $500 million. See Part II, Item 5 "Other Information".

The Term Warehouse Financing Facilities are accounted for as secured borrowings in accordance with GAAP.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

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

In January 2023, Chapel Drive East, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a loan agreement (the "Construction Loan Agreement") with Oceanview Life and Annuity Company ("Oceanview") to finance the construction of a student housing complex (the "Construction Loan"). The Construction Loan is interest only and has a maximum principal balance of $48.0 million. The Construction Loan charges one-month Term SOFR plus a spread of 6.00%. In February 2025, the Construction Loan was amended to bifurcate the first one-year extension option into two separate extension options and periods: a seven month extension period ended September 2025 and a five month extension ending February 2026. The Construction Loan had a maturity of September 2025.

In addition to the Construction Loan, Chapel Drive East, LLC, entered into a financing agreement with Florida Pace Funding Agency to fund energy efficient building improvements and has a maximum principal balance of $15.5 million. This agreement charges fixed interest of 7.26% and matures in July 2053. The Company does not guarantee this financing agreement.

In connection with the Company's investment in the student housing complex, ACRES RF entered into guarantees related to the Construction Loan. Pursuant to the guarantees, Jason Pollack, Frank Dellaglio and ACRES RF (collectively, the "Guarantors"), for the benefit of Oceanview, provided limited "bad boy" guaranties to Oceanview pursuant to the Construction Loan Agreement until the earlier of the payment in full of the indebtedness or the date of a sale of the property pursuant to a foreclosure of the mortgage or deed or other transfer in lieu of foreclosure is accepted by Oceanview. The Guarantors also entered into a Completion Guaranty Agreement for the benefit of Oceanview to guaranty the timely completion of the project in accordance with the Construction Loan Agreement, as well as a Carry Guaranty Agreement, for the benefit of Oceanview to guaranty unconditional payment by Chapel Drive East, LLC of all customary or necessary costs and expenses incurred in connection with the operation, maintenance and management of the property and an Environmental Indemnity Agreement jointly and severally in favor of Oceanview whereby the Guarantors provided environmental representations and warranties, covenants and indemnifications (collectively the "Guaranties"). The Guaranties include certain financial covenants required of ACRES RF, including required net worth and liquidity requirements. Both the Construction Loan and the financing agreement with Florida Pace Funding Agency were paid off in connection with the sale of the student housing complex in September 2025.

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

September 30, 2025

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at September 30, 2025 and December 31, 2024. The interest rates for RCT I and RCT II, at September 30, 2025, were 8.20% and 8.52%, respectively. The interest rates for RCT I and RCT II, at December 31, 2024, were 8.54% and 8.80%, respectively.

Contractual maturity dates of the Company’s borrowings principal outstanding by category and year are presented in the table below (in thousands):

	Total	2025	2026	2027	2028	2029 and Thereafter(1)
At September 30, 2025
CRE - term reinvestment financing facility	$795,215	$—	$—	$—	$—	$795,215
Senior Secured Financing Facility	63,099	—	—	50,996	12,103	—
CRE - term warehouse financing facilities (2)	113,709	113,709	—	—	—	—
Mortgage payable	20,230	—	20,230	—	—	—
5.75% Senior Unsecured Notes	150,000	—	150,000	—	—	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,193,801	$113,709	$170,230	$50,996	$12,103	$846,763

(1)
There are no contractual maturities due in 2029.
(2)
In November 2025, the Company extended the Morgan Stanley Facility to November 2026.

NOTE 11 - SHARE ISSUANCE AND REPURCHASE

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent ("JonesTrading"), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the 7.875% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"). Sales of the Series D Preferred Stock may be made in transactions that are deemed to be "at the market" offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company did not issue any Series D Preferred Stock through this agreement.

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

At September 30, 2025, the Company had 4.8 million shares of Series C Preferred Stock and 4.5 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

In November 2021, the board of directors, (the "Board"), authorized and approved the continued use of its existing share repurchase program to repurchase an additional $20.0 million of the outstanding shares of the Company's common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. In November 2023, the Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock. In December 2024, the Board authorized and approved the repurchase of an additional $5.0 million of outstanding shares of both common and preferred stock and in April 2025, the Board authorized and approved the repurchase of an additional $10.0 million of outstanding shares of both common and preferred stock. Additionally, in October 2025, the Board authorized and approved the repurchase of an additional $7.5 million of outstanding shares of both common and preferred stock.

During the nine months ended September 30, 2025 and 2024, the Company repurchased $12.3 million and $5.3 million, respectively, of its common stock, representing 644,843 and 424,243 shares, respectively. During the nine months ended September 30, 2024, the Company repurchased $2.2 million, or 100,000 shares, of its Series D Preferred Stock. At September 30, 2025, $2.5 million of common and preferred stock remains available under this repurchase plan.

In connection with the Note and Warrant Purchase Agreement with Oaktree Capital Management, L.P. ("Oaktree") and Massachusetts Mutual Life Insurance Company ("MassMutual") dated July 31, 2020, the Company issued to Oaktree warrants to purchase 391,995 shares of common stock for an aggregate purchase price of $42.0 million, and issued to MassMutual warrants to purchase 74,666 shares of common stock for an aggregate purchase price of $8.0 million. The warrants were classified as equity and recorded in additional paid-in capital on the consolidated balance sheets at their fair value of $3.1 million at issuance. The warrants were immediately exercisable on issuance at an exercise price of $0.03 per share, subject to certain potential adjustments, and were scheduled to expire seven years from the issuance date. The holder of the warrants could exercise with cash or as a net exercise. In July 2022, MassMutual exercised their warrants to purchase 74,666 shares. In July 2025, the Company issued 391,380 common shares as a result of the exercise of 391,955 cashless warrants exercised by Oaktree at $0.03 per common share.

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

The Company recognized stock-based compensation expense of $374,000 and $1.8 million, respectively, during the three and nine months ended September 30, 2025 and $833,000 and $2.1 million, respectively, during the three and nine months ended September 30, 2024 related to restricted stock.

In May 2024, the Company issued 295,237 shares of common stock to the Manager and 38,096 shares of common stock to the Company’s directors (with the exception of Messrs. Fentress and Fogel) under the Plans after the Company reached the established per share book value target of $27.00 per share. Each grant vests 25% per year over four years. No shares of common stock were issued to the Manager or the Company’s directors during the three and nine months ended September 30, 2025.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

Under the Company’s Fourth Amended and Restated Management Agreement, as amended ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation may be paid in cash and at least 25% must be paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the three and nine months ended September 30, 2025 and 2024, the Company incurred no incentive compensation payable to the Manager. At September 30, 2025, there was no amount included in Management fee payable - related party on the consolidated balance sheets.

The Company did not issue shares of common stock to the Manager during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company issued 1,911 shares of common stock to the Manager pertaining to the portion of the fourth quarter 2023 incentive compensation that was payable in shares. Shares of common stock issued under the Management Agreement for incentive compensation vest immediately upon issuance.

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2025	520,240	54,298	574,538	$13.83
Issued	—	—	—	—
Vested	(223,810)	(22,142)	(245,952)	14.39
Unvested shares at September 30, 2025	296,430	32,156	328,586	$13.40

The unvested shares of restricted common stock that are expected to vest during the following years:

Shares
2025	—
2026	164,293
2027	82,139
2028	82,154
Total	328,586

At September 30, 2025, total unrecognized compensation costs relating to unvested restricted stock was $1.8 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 2.5 years.
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$18,047	$8,054	$21,641	$19,375
Net income allocated to preferred shares	(5,286)	(5,318)	(15,881)	(14,946)
Carrying value in excess of consideration paid for preferred shares	—	—	—	242
Net (income) loss allocable to non-controlling interest, net of taxes	(2,979)	88	(2,569)	362
Net income allocable to common shares	$9,782	$2,824	$3,191	$5,033

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	7,106,510	7,277,056	7,238,446	7,303,661
Weighted average number of warrants outstanding (1)	—	391,995	—	391,995
Total weighted average number of common shares outstanding - basic	7,106,510	7,669,051	7,238,446	7,695,656
Effect of dilutive securities - unvested restricted stock	207,822	276,571	319,687	244,643
Weighted average number of common shares outstanding - diluted	7,314,332	7,945,622	7,558,133	7,940,299

Net income per common share - basic	$1.38	$0.37	$0.44	$0.65
Net income per common share - diluted	$1.34	$0.36	$0.42	$0.63

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

For the three and nine months ended September 30, 2025 and 2024, the Company did not pay any common share distributions.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

The following table presents distributions declared (on a per share basis) for the nine months ended September 30, 2025 and the year ended December 31, 2024 with respect to the Company's Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2025
September 30	October 30	$3,071	$0.6398100	October 30	$2,219	$0.4921875
June 30	July 30	3,062	0.6379156	July 30	2,219	0.4921875
March 31	April 30	3,064	0.6383681	April 30	2,219	0.4921875
2024
December 31	January 30, 2025	$3,155	$0.6572606	January 30, 2025	$2,219	$0.4921875
September 30	October 30	3,355	0.6988981	October 30	2,219	0.4921875
June 30	July 30	2,587	0.5390625	July 30	2,219	0.4921875
March 31	April 30	2,588	0.5390625	April 30	2,219	0.4921875

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the nine months ended September 30, 2025 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2025	$(3,203)
Amounts reclassified from accumulated other comprehensive loss (1)	1,191
Balance at September 30, 2025	$(2,012)

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the three and nine months ended September 30, 2025 and 2024, the Manager earned base management fees of $1.6 million and $4.8 million and $1.6 million and $4.9 million, respectively.

For the three and nine months ended September 30, 2025 and 2024, the Manager did not earn an incentive management fee.

At September 30, 2025 and December 31, 2024, $525,000 and $540,000, respectively, of base management fees were payable by the Company to the Manager. At September 30, 2025 and December 31, 2024, there was no incentive management fee payable.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

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

The Company reimbursed the Manager $1.1 million and $3.4 million, for the three and nine months ended September 30, 2025, respectively, and $1.1 million and $3.7 million, for the three and nine months ended September 30, 2024, respectively, for all such compensation and costs. At September 30, 2025 and December 31, 2024, the Company had payables to the Manager pursuant to the Management Agreement totaling $677,000 and $353,000, respectively, related to such compensation and costs. The Company’s base management fee payable was recorded in management fee payable while expense reimbursement payables were recorded in accounts payable and other liabilities on the consolidated balance sheets, respectively.

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

In March 2025, the Company amended and restated the promissory note in connection with the ACRES Loan. The ACRES Loan was amended and restated to: (i) be issued by ACRES Holdings, LLC, (ii) provide for a six month option for ACRES Holdings, LLC to draw an additional balance of $7.0 million, and (iii) if such option is exercised, (a) to extend the maturity to July 31, 2031, (b) increase the interest rate to 5.00% and (c) increase the monthly amortization to $50,000. In September 2025, the six month option period ended and was not exercised.

The Company recorded interest income of $81,000 and $241,000 for the three and nine months ended September 30, 2025 and $83,000 and $248,000 for the three and nine months ended September 30, 2024, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. At September 30, 2025 and December 31, 2024, the ACRES Loan had a principal balance of $10.5 million and $10.7 million, respectively, recorded in loan receivable - due from Manager on the consolidated balance sheets. At September 30, 2025, the ACRES Loan had accrued interest receivable of $26,000. At December 31, 2024, the ACRES Loan had no accrued interest receivable.

The Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets. The two securitizations were liquidated during March 2025.

Relationship with ACRES Mortgage Loan Funding, LLC. In July 2025, the Company sold $45.8 million of a $72.0 million CRE whole loan commitment that originated in the second quarter of 2025 to ACRES Mortgage Loan Funding, LLC. The Company transferred $344,000 of the origination fee related to the portion of this CRE whole loan to ACRES Capital, LLC.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC ("ACRES Capital Servicing"), an affiliate of ACRES Capital Corp. and the Manager, serves as the portfolio servicer. Additionally, ACRES Capital Servicing served as special servicer of ACR 2021-FL1 and ACR 2021-FL2 prior to the liquidation in March 2025.

During the three months ended September 30, 2025, ACRES Capital Servicing received no portfolio servicing fees and did not earn any special servicing fees. During the nine months ended September 30, 2025, ACRES Capital Servicing received no portfolio servicing fees and earned $182,000 in special servicing fees with no reduction to interest income. During the three and nine months ended September 30, 2024, ACRES Capital Servicing received no portfolio servicing fees and earned $298,000 and $324,000 in special servicing fees, respectively, of which $4,000 and $11,000, respectively, was recorded as a reduction to interest income in the consolidated statements of operations.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

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

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.50% of all project costs. The Company did not incur nor pay fees for services rendered under these agreements for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company incurred and paid $165,000 and $371,000, respectively, in fees for services rendered under the Development Agreements.

Relationship with ACRES Share Holdings, LLC. During the nine months ended September 30, 2024, the Company issued 1,911 shares to ACRES Share Holdings, LLC in connection with the incentive compensation payable to the Manager under the Management Agreement. The shares vested fully upon issuance pursuant to the Management Agreement. There was no activity for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024.

Under the Manager Plan, the Company can issue restricted shares of common stock to ACRES Share Holdings, LLC after meeting the established per share book value hurdle. The grants vest 25% per year over four years. There was no activity for the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company issued 295,237 restricted shares of common stock to ACRES Share Holdings, LLC. There was no activity for the three months ended September 30, 2024.

Relationship with McCallum JV. In September 2024, ACRES RF, a direct, wholly owned subsidiary, entered into a $33.7 million senior loan commitment and a $1.5 million mezzanine loan commitment with McCallum JV in which the Company holds a 50% interest. The loans have an initial maturity date of September 5, 2027. The senior loan has a rate of one-month Term SOFR plus a spread of 2.75%, while the mezzanine loan has a fixed rate of 20.00%. At September 30, 2025, the senior loan was fully funded, while the mezzanine loan had an outstanding balance of $1.2 million. During the three and nine months ended September 30, 2025, the Company recognized $659,000 and $1.9 million, respectively, of revenue related to the McCallum JV loans, with $726,000 of accrued interest outstanding at September 30, 2025.

Relationship with Pacmulti JV. In March 2025, ACRES RF, a direct, wholly owned subsidiary, entered into a $70.8 million senior loan commitment and a $13.5 million mezzanine loan commitment with Pacmulti JV in which the Company holds a 50% interest. The loans have an initial maturity date of May 5, 2030. The senior loan has a rate of one-month Term SOFR plus a spread of 3.41%, while the mezzanine loan has a fixed rate of 15.00%. At September 30, 2025, the senior loan has been fully funded, while the mezzanine loan had an outstanding balance of $10.1 million. During the three and nine months ended September 30, 2025, the Company recognized $1.7 million and $3.4 million, respectively, of revenue related to the loans, with $3.9 million of accrued interest outstanding at September 30, 2025.

Relationship with AMF Levered II, LLC. In October 2025, AMF Levered II, LLC, a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., purchased a $50 million non-controlling interest in ACRES SPE 2025-1, LLC.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at either September 30, 2025 or December 31, 2024.

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

September 30, 2025

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

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. The Company’s floating-rate CRE loans had interest rates from 6.00% to 11.38% and 7.13% to 11.63% at September 30, 2025 and December 31, 2024, respectively.

CRE mezzanine loans. The fair value of the Company's mezzanine loans are measured by discounting the expected remaining cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. One of the Company's mezzanine loans was fully reserved and had no carrying or fair value at September 30, 2025 or December 31, 2024. Additionally, during the nine months ended September 30, 2025, the Company originated a mezzanine loan that had a fixed interest rate of 15.00% at September 30, 2025.

Preferred equity investments. The fair value of the Company's preferred equity investment is measured by discounting the expected cash flows using the future expected coupon rates. The Company's preferred equity investment is discounted at a rate of 10.00%.

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

September 30, 2025

(unaudited)

The fair values of the Company’s financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value(1)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2025:
Assets:
CRE whole loans	$1,340,549	$1,364,802	$—	$—	$1,364,802
CRE mezzanine loans	14,597	15,000	—	—	15,000
CRE preferred equity investment	8,937	9,269	—	—	9,269
Loan receivable - due from Manager	10,475	9,273	—	—	9,273
Liabilities:
CRE term reinvestment facility	792,210	795,215	—	—	795,215
Senior secured financing facility	61,460	63,099	—	—	63,099
Warehouse financing facilities	113,137	113,709	—	—	113,709
Mortgage payable	20,230	20,230	—	—	20,230
5.75% Senior Unsecured Notes	149,347	148,425	—	—	148,425
Junior subordinated notes	51,548	43,159	—	—	43,159
At December 31, 2024:
Assets:
CRE whole loans	$1,454,545	$1,484,997	$—	$—	$1,484,997
Loan receivable - due from Manager	10,675	8,969	—	—	8,969
Loan held for sale	11,100	11,100	—	—	11,100
Liabilities:
Senior notes in CRE securitizations	862,804	857,437	—	—	857,437
Senior secured financing facility	60,910	63,099	—	—	63,099
Warehouse financing facilities	156,739	158,266	—	—	158,266
Mortgages payable	79,556	80,113	—	—	80,113
5.75% Senior Unsecured Notes	148,814	145,485	—	—	145,485
Junior subordinated notes	51,548	40,852	—	—	40,852

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At September 30, 2025 and December 31, 2024, the Company had losses of $2.0 million and $3.2 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three and nine months ended September 30, 2025, the Company recorded amortization expense of $425,000 and $1.3 million, respectively, reported in interest expense on the consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recorded amortization expense of $425,000 and $1.3 million, respectively, reported in interest expense on the consolidated statements of operations.

At September 30, 2025 and December 31, 2024, the Company had an unrealized gain of $5,000 and $73,000, respectively, attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended September 30, 2025 and 2024, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements. For the nine months ended September 30, 2025 and 2024, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $68,000 and $69,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following table presents the effect of the derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest rate swap contracts, hedging	Interest expense	$(1,191)	$(1,196)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

NOTE 19 - OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents a summary of the Company’s offsetting of financial liabilities (in thousands, except amounts in footnotes):

	(i) Gross Amounts	(ii) Gross Amounts Offset on the	(iii) = (i) - (ii) Net Amounts of Liabilities Presented on the	(iv) Gross Amounts Not Offset on the Consolidated Balance Sheets
	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
At September 30, 2025:
Warehouse financing facilities (2)	$113,137	$—	$113,137	$113,137	$—	$—
At December 31, 2024:
Warehouse financing facilities (2)	$156,739	$—	$156,739	$156,739	$—	$—

(1)
Amounts represent financial instruments pledged that are available to be offset against liability balances associated with warehouse financing facilities and repurchase agreements.
(2)
The combined fair value of securities and loans pledged against the Company’s various warehouse financing facilities and repurchase agreements was $163.4 million and $257.0 million at September 30, 2025 and December 31, 2024, respectively.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025

(unaudited)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. The Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2025.

The Company did not have any general litigation reserve at September 30, 2025 or December 31, 2024.

Other Guarantees

See description of 65 E. Wacker Joint Venture, LLC in Note 3 and Mortgages Payable in Note 10.

Unfunded Commitments

The Company's CRE loans had $63.1 million and $94.0 million in unfunded loan commitments at September 30, 2025 and December 31, 2024, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained.

NOTE 21 - SEGMENT INFORMATION

The Company's management directs operations on a consolidated basis as a single operating segment, CRE lending operations. The CRE lending operations segment derives its revenues in the United States by originating, holding and managing CRE mortgage loans and related assets. Additionally, the Company may find it is in its best interests to foreclose or to accept the deed-in-lieu of foreclosure on certain loans; and if the Company cannot sell the related property, the Company operates the property as real estate owned. The accounting policies of the CRE lending operations segment are the same as those described in the summary of significant accounting policies.

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

NOTE 22 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Notes 10, 11 and 16 that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Overview

We are a Maryland corporation and an externally-managed real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate ("CRE") mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. Our manager is ACRES Capital, LLC (our "Manager"), a subsidiary of ACRES Capital Corp. (collectively, "ACRES"), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial properties in top United States ("U.S.") markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our longer-term objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio. Our short-term strategy is to drive book value ("BV") growth by utilizing both our NOL carryforwards of $32.1 million, which may be used over the coming years, and a portion of our net capital loss carryforwards of $115.9 million, which expire on December 31, 2025 (each balance as of September 30, 2025). By retaining future earnings, we can grow our investable base and selectively deploy the anticipated capital growth into new whole loan originations at attractive yields, which we expect will grow our earnings available for distribution.

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

Since September 2024, the U.S. Federal Reserve lowered the Federal Funds rate by 1.50% in five rate cuts reaching its lowest levels since 2022. Lowering rates and decreasing costs may encourage consumer spending and accelerate corporate profit growth, which may positively impact the credit profile of the collateral underlying our loans and positively impact our borrowers' ability to sell or refinance in the current market; however, lower rates would also correlate to decreases in our net income. There is also no certainty with respect to the timing and pace of potential future decreases or if such decreases will continue to occur.

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

(Back to Index)

(Back to Index)

In response, we continue to manage corporate liquidity actively and responsibly, manage our CRE assets through a solutions-based approach with our borrowers and manage our daily operations in light of changing macroeconomic circumstances. Our Manager also continuously monitors for new capital opportunities and selectively executes on agreements that are expected to enhance our returns.

We originate transitional floating-rate CRE loans with a target size between $10.0 million and $100.0 million. During the nine months ended September 30, 2025, we originated two new CRE floating-rate whole loans, with total commitments of $162.0 million, one new $15.0 million CRE mezzanine loan, one new $9.3 million CRE preferred equity investment and funded $25.2 million of previously unfunded loan commitments. Loan payoffs and sales during the nine months ended September 30, 2025 were $318.6 million, producing a net decrease to the portfolio of $107.1 million. During the year ended December 31, 2024, we selectively originated one floating-rate CRE loan, with a total commitment of $47.9 million. Loan payoffs during the year ended December 31, 2024 were $377.6 million, along with loan foreclosures of $37.7 million, partially offset by net funded commitments of $5.9 million, producing a net decrease to the portfolio of $361.5 million.

Our CRE loan portfolio, which had carrying values of $1.4 billion and $1.5 billion at September 30, 2025 and December 31, 2024, respectively, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, student housing, hospitality, office, self-storage, mixed-use and retail. All but four of our CRE whole loans were current on contractual payments at September 30, 2025.
•
Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At September 30, 2025, we had two mezzanine loans included in CRE loans held for investment with a carrying value of $14.6 million. At December 31, 2024, we had one mezzanine loan included in CRE loans held for investment that had no carrying value. This mezzanine loan was not current on contractual payments at both September 30, 2025 and December 31, 2024.
•
Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments. At September 30, 2025, we had one preferred equity investment included in CRE loans held for investment with a carrying value of $8.9 million. At December 31, 2024, we had no preferred equity investments included in CRE loans held for investment.

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

In a business environment where benchmark rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In certain cases, the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At September 30, 2025, 63% of the par value of our CRE loan portfolio had interest rate caps or funded debt service reserves in place with a weighted-average maturity of six months.

(Back to Index)

(Back to Index)

At September 30, 2025, our par value $1.4 billion floating-rate CRE loan portfolio had a weighted average benchmark floor of 1.25%. At December 31, 2024, our par value $1.5 billion floating rate CRE loan portfolio had a weighted average benchmark floor of 0.97%. With the historical trend of rising benchmark rates, we have seen the coupons on all of our floating-rate assets and debt rise accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark interest rates are above our loan floors, the rise in interest rates resulted in an increase in our net interest income, which was offset due to the decrease in our floating-rate CRE loan portfolio. See "Interest Rate Risk" in "Item 3: Quantitative and Qualitative Disclosures About Market Risk."

Our portfolio comprises loans with a diverse array of collateral types and locations. Multifamily continues to comprise the majority of our portfolio, with 74.6% of our portfolio allocated to multifamily at September 30, 2025 and 77.4% at December 31, 2024. The following charts show our portfolio allocation at carrying value by property type at September 30, 2025 and December 31, 2024:

PROPERTY TYPE AT SEPTEMBER 30, 2025

Office
18.3%
Hotel
4.2%
Mixed-Use, 1.8%
Self-Storage,
1.1%
Multifamily,
74.6%

# PROPERTY TYPE AT DECEMBER 31, 2024

Office
16.2%
Hotel 3.9%
Self-Storage
2.5%
Multifamily
77.4%

(Back to Index)

(Back to Index)

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. We did not acquire any real estate property in the three months ended September 30, 2025.

At September 30, 2025, the net carrying value of our net real estate-related assets and liabilities was $143.0 million on seven properties owned, three of which are included in investments in real estate and four of which are included in properties held for sale on our consolidated balance sheets. The existence of net capital loss carryforwards available until December 31, 2025 allows for potential future capital gains on certain of these investments to be shielded from income taxes or a requirement to distribute under the REIT tax regulations. To that end, we closed on two real estate sale transactions in the past twelve months, one this quarter and one in the fourth quarter of 2024, with total proceeds of $126.8 million and generating total net gains of $20.6 million. The capital generated by these gains will be protected by our net capital loss carryforwards and will be redeployed into our CRE loan portfolio.

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

At September 30, 2025 and December 31, 2024, our financing arrangements were as follows (dollars in thousands):

	Outstanding Borrowings	Percentage of Borrowings
At September 30, 2025
CRE - term reinvestment financing facility (1)(2)	$792,210	66.7%
CRE - term warehouse financing facilities(1)	113,137	9.5%
Senior secured financing facility(1)	61,460	5.2%
Mortgage payable(1)	20,230	1.7%
5.75% Senior Unsecured Notes	149,347	12.6%
Unsecured junior subordinated debentures	51,548	4.3%
Total	$1,187,932	100.0%

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2024:
CRE debt securitizations(1)(3)	$862,804	63.4%
CRE - term warehouse financing facilities(1)	156,739	11.6%
Senior secured financing facility(1)	60,910	4.5%
Mortgages payable(1)	79,556	5.8%
5.75% Senior Unsecured Notes	148,814	10.9%
Unsecured junior subordinated debentures	51,548	3.8%
Total	$1,360,371	100.0%

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

We reevaluate our current expected credit losses ("CECL") allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At September 30, 2025, the CECL allowance on our CRE loan portfolio was $26.4 million, or 1.9% of our $1.4 billion loan portfolio. During the nine months ended September 30, 2025, we recorded a reversal of credit losses primarily attributable to improvements in the modeled credit risk of our loan portfolio and expected macroeconomic factors during the quarter.

At December 31, 2024, the CECL allowance on our CRE loan portfolio was $32.8 million, or 2.2% of our $1.5 billion loan portfolio. During the year ended December 31, 2024, we recorded a net provision for credit losses primarily driven by a general worsening of macroeconomic factors over the year as well as an increase in modeled credit risk in our portfolio offset by loan payoffs. We also recorded a charge-off of $700,000 for one CRE whole loan held for sale.

(Back to Index)

(Back to Index)

Additionally, the decline in our CECL reserves from our highest reserve balance at June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at September 30, 2025 of $26.4 million, or 1.9% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, the overall newer vintage of our CRE loan portfolio (with only 5.7% of the portfolio, at September 30, 2025, being originated prior to the fourth quarter of 2020) as well as the increased percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had the lowest credit losses of any asset class, and our percentage allocation of our CRE loan portfolio to multifamily at carrying value has grown from 58.4% at June 30, 2020 to 74.6% at September 30, 2025.

Common stock book value was $29.63 per share at September 30, 2025, a $0.76 per share increase from December 31, 2024.

Results of Operations

Our net income allocable to common shares for the three months ended September 30, 2025 was $9.8 million, or $1.38 per share-basic ($1.34 per share-diluted), as compared to net income allocable to common shares for the three months ended September 30, 2024 of $2.8 million, or $0.37 per share-basic ($0.36 per share-diluted). Our net income allocable to common shares for the nine months ended September 30, 2025 was $3.2 million, or $0.44 per share-basic ($0.42 per share-diluted), as compared to net income allocable to common shares for the nine months ended September 30, 2024 of $5.0 million, or $0.65 per share-basic ($0.63 per share-diluted).

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and nine months ended September 30, 2025 and 2024 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
(Decrease) increase in interest income:
CRE whole loans (2)	$(11,344)	(29)%	$(7,371)	$(3,973)
CRE mezzanine loans	687	100%	687	—
Other	(356)	(60)%	(269)	(87)
Total decrease in interest income	(11,013)	(28)%	(6,953)	(4,060)

(Decrease) increase in interest expense:
Securitized borrowings:
ACR 2021-FL1 Senior Notes	(10,859)	(100)%	(10,859)	—
ACR 2021-FL2 Senior Notes	(8,658)	(100)%	(8,658)	—
Senior secured financing facility	(158)	(10)%	—	(158)
CRE - term warehouse financing facilities	(2,392)	(65)%	(2,196)	(196)
CRE - term reinvestment financing facility	13,265	100%	13,265	—
5.75% Senior Unsecured Notes (3)	10	—%	10	—
Unsecured junior subordinated debentures	(133)	(11)%	—	(133)
Hedging (3)	—	—%	—	—
Total decrease in interest expense	(8,925)	(31)%	(8,438)	(487)
Net (decrease) increase in net interest income	$(2,088)		$1,485	$(3,573)

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended September 30, 2024.
(2)
Includes a decrease in fee income of $990,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Net change pertains to amortization expense and is reflected in the change in volume.

(Back to Index)

(Back to Index)

	Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
(Decrease) increase in interest income:
CRE whole loans (2)	$(37,325)	(31)%	$(24,692)	$(12,633)
CRE mezzanine loans	1,428	100%	1,428	—
Other	(1,236)	(60)%	(846)	(390)
Total decrease in interest income	(37,133)	(30)%	(24,110)	(13,023)

(Decrease) increase in interest expense:
Securitized borrowings: (3)
ACR 2021-FL1 Senior Notes	(26,585)	(80)%	(25,437)	(1,148)
ACR 2021-FL2 Senior Notes	(22,549)	(77)%	(21,623)	(926)
Senior secured financing facility (3)	(532)	(11)%	(56)	(476)
CRE - term warehouse financing facilities (3)	(6,299)	(56)%	(3,707)	(2,592)
CRE - term reinvestment financing facility	29,244	100%	29,244	—
5.75% Senior Unsecured Notes (3)	31	—%	31	—
Unsecured junior subordinated debentures	(406)	(11)%	—	(406)
Hedging	(4)	—%	—	(4)
Total decrease in interest expense	(27,100)	(30)%	(21,548)	(5,552)
Net decrease in net interest income	$(10,033)		$(2,562)	$(7,471)
(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the nine months ended September 30, 2024.
(2)
Includes a decrease in fee income of $2.5 million recognized on our CRE whole loans that was due to changes in volume.
(3)
Net change pertains to amortization expense and is reflected in the change in volume.

Net Change in Interest Income for the Comparative three and nine months ended September 30, 2025 and 2024:

Aggregate interest income decreased by $11.0 million and $37.1 million for the comparative three and nine months ended September 30, 2025 and 2024. We attribute the change to the following:

CRE whole loans. The decrease of $11.3 million and $37.3 million for the comparative three and nine months ended September 30, 2025 and 2024 was primarily attributable to a decrease in (i) total par value of our CRE portfolio resulting from loan payoffs and foreclosures and (ii) the benchmark rate over the comparative period.

CRE mezzanine loan. The increase of $687,000 and $1.4 million for the comparative three and nine months ended September 30, 2025 and 2024 was attributable to the origination of a mezzanine loan in March 2025.

Other. The decrease of $356,000 and $1.2 million for the comparative three and nine months ended September 30, 2025 and 2024, was primarily attributable to a decrease in (i) restricted cash in our CRE securitizations and (ii) yields on our interest earning money market accounts.

Net Change in Interest Expense for the Comparative three and nine months ended September 30, 2025 and 2024:

Aggregate interest expense decreased by $8.9 million and $27.1 million for the comparative three and nine months ended September 30, 2025 and 2024. We attribute the change to the following:

Securitized borrowings. The net decrease of $19.5 million and $49.1 million for the comparative three and nine months ended September 30, 2025 and 2024, was primarily attributable to the redemptions of our ACR 2021-FL1 and ACR 2021-FL2 securitizations and a decrease in the benchmark rate over the comparative periods.

Senior secured financing facility. The decrease of $158,000 and $532,000 for the comparative three and nine months ended September 30, 2025 and 2024, was primarily attributable to a decrease in the benchmark rate over the comparative periods.

CRE - term warehouse financing facilities. The decrease of $2.4 million and $6.3 million for the comparative three and nine months ended September 30, 2025 and 2024, was primarily attributable to paydowns on our borrowings and a decrease in the benchmark rate over the comparative periods.

(Back to Index)

(Back to Index)

CRE - term reinvestment financing facility. The increase of $13.3 million and $29.2 million for the comparative three and nine months ended September 30, 2025 and 2024 was attributable to the close of our new CRE term reinvestment financing facility.

Unsecured junior subordinated debentures. The decrease of $133,000 and $406,000 for the comparative three and nine months ended September 30, 2025 and 2024, was primarily attributable to a decrease in the benchmark rate over the comparative periods.

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,321,391	$27,369	8.22%	$1,622,256	$38,712	9.47%
CRE mezzanine loans	19,419	686	13.82%	4,700	—	—%
Other	27,478	233	3.37%	57,633	589	4.05%
Total interest income/average net yield	1,368,288	28,288	8.20%	1,684,589	39,301	9.26%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	953,121	(16,058)	(6.62)%	1,250,634	(24,860)	(7.89)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	149,257	(2,336)	(6.21)%	148,557	(2,326)	(6.21)%
Unsecured junior subordinated debentures	51,548	(1,121)	(8.51)%	51,548	(1,254)	(9.52)%
Hedging (5)	—	(402)	—%	—	(402)	—%
Total interest expense/average cost of funds	1,153,926	(19,917)	(6.65)%	1,450,739	(28,842)	(7.78)%
Total net interest income		$8,371			$10,459

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $908,000 and $1.9 million recognized on our floating-rate CRE whole loans for the three months ended September 30, 2025 and 2024, respectively.
(3)
Includes amortization expense of $677,000 and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $180,000 and $170,000 for the three months ended September 30, 2025 and 2024, respectively.
(5)
Includes net amortization expense of $402,000 for both the three months ended September 30, 2025 and 2024, respectively, on 20 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,364,348	$83,593	8.19%	$1,716,687	$120,918	9.38%
CRE mezzanine loans	15,062	1,428	12.51%	4,700	—	—%
Other	35,120	824	3.14%	68,167	2,060	4.03%
Total interest income/average net yield	1,414,530	85,845	8.11%	1,789,554	122,978	9.15%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	987,674	(51,778)	(7.01)%	1,330,717	(78,499)	(7.86)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	149,080	(7,001)	(6.28)%	148,390	(6,970)	(6.26)%
Unsecured junior subordinated debentures	51,548	(3,333)	(8.53)%	51,548	(3,739)	(9.53)%
Hedging (5)	—	(1,192)	—%	—	(1,196)	—%
Total interest expense/average cost of funds	1,188,302	(63,304)	(6.98)%	1,530,655	(90,404)	(7.76)%
Total net interest income		$22,541			$32,574
(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $2.6 million and $5.1 million on our floating-rate CRE whole loans for the nine months ended September 30, 2025 and 2024, respectively.
(3)
Includes amortization expense of $4.1 million and $4.0 million for the nine months ended September 30, 2025 and 2024, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $533,000 and $501,000 for the nine months ended September 30, 2025 and 2024, respectively.
(5)
Includes net amortization expense of $1.2 million for the nine months ended September 30, 2025 and 2024, respectively, on 20 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$12,632	$11,857	$775	7%
Other revenue	34	37	(3)	—%
Total	$12,666	$11,894	$772	6%

	For the Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$37,271	$29,371	$7,900	27%
Other revenue	100	112	(12)	(11)%
Total	$37,371	$29,483	$7,888	27%

Aggregate real estate income and other revenue increased by $772,000 and $7.9 million for the comparative three and nine months ended September 30, 2025 and 2024. The increase in the comparative three and nine months was attributed to: (i) an increase in revenues related to a student housing property that completed construction and became operational in August 2024, (ii) an increase in revenues in the comparative nine month period at two properties that we obtained in the third quarter of 2024 and (iii) an incremental increase in revenues at a hotel property due to an increase in occupancy and revenue rates for the comparative nine month period.

Operating Expenses

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Operating expenses:
General and administrative	$2,490	$2,430	$60	2%
Real estate expenses	15,455	12,524	2,931	23%
Management fees - related party	1,581	1,624	(43)	(3)%
Equity compensation - related party	374	833	(459)	(55)%
Corporate depreciation and amortization	19	16	3	19%
(Reversal of) provision for credit losses, net	(3,960)	(291)	(3,669)	1,261%
Total	$15,959	$17,136	$(1,177)	(7)%

	For the Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Operating expenses:
General and administrative	$8,385	$8,041	$344	4%
Real estate expenses	42,146	31,791	10,355	33%
Management fees - related party	4,813	4,871	(58)	(1)%
Equity compensation - related party	1,774	2,124	(350)	(16)%
Corporate depreciation and amortization	57	40	17	43%
(Reversal of) provision for credit losses, net	(6,457)	5,942	(12,399)	(209)%
Total	$50,718	$52,809	$(2,091)	(4)%

(Back to Index)

(Back to Index)

Aggregate operating expenses decreased by $1.2 million for the comparative three months ended September 30, 2025 and 2024 and decreased by $2.1 million for the comparative nine months ended September 30, 2025 and 2024. We attribute the changes to the following:

General and administrative. General and administrative expenses increased by $60,000 and $344,000 for the comparative three and nine months ended September 30, 2025 and 2024. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
General and administrative
Professional services	$1,288	$1,215	$73	6%
Wages and benefits	325	326	(1)	(0)%
D&O insurance	250	249	1	0%
Operating expenses	234	215	19	9%
Dues and subscriptions	174	211	(37)	(18)%
Director fees	204	204	—	(—)%
Tax penalties, interest & franchise tax	6	—	6	100%
Travel	9	10	(1)	(10)%
Total	$2,490	$2,430	$60	2%

	For the Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
General and administrative
Professional services	$4,396	$4,156	$240	6%
Wages and benefits	1,024	1,028	(4)	(0)%
D&O insurance	736	745	(9)	(1)%
Operating expenses	865	697	168	24%
Dues and subscriptions	567	620	(53)	(9)%
Director fees	611	659	(48)	(7)%
Tax penalties, interest & franchise tax	118	80	38	48%
Travel	68	56	12	21%
Total	$8,385	$8,041	$344	4%

The increase in general and administrative expense for the comparative three and nine months ended September 30, 2025 and 2024 was primarily attributable to increased professional services related to (i) audit expenses being accrued monthly, (ii) consent fees paid to prior auditors to reissue their prior year opinion and (iii) an increase in construction consulting fees paid to third parties. Additionally, there was an increase in operating expenses related to initial set-up costs associated with the new financing facility.

Real estate expenses. The increase of $2.9 million for the three months ended September 30, 2025 and $10.4 million for the nine months ended September 30, 2025 was primarily related to (i) an increase in expenses related to a student housing property that completed construction and became operational in August 2024 and an increase in expenses related to the sale of a portion of the property, (ii) asset acquisitions in the third quarter of 2024 of a multifamily property and an office property through deed-in-lieu of foreclosure and (iii) increased expenses at two hotel properties related to higher occupancy rates and other operational expenses.

Equity compensation - related party. The decrease of $459,000 and $350,000 for the comparative three and nine months ended September 30, 2025 and 2024 was primarily related to the vesting of additional shares, which decreased the monthly equity compensation expense.

(Back to Index)

(Back to Index)

Provision for credit losses. The decrease in the provision for credit losses of $3.7 million and $12.4 million for the comparative three and nine months ended September 30, 2025 and 2024 was primarily driven by net improvements in the modeled credit risk of our CRE loan portfolio compounded by a general improvement in macroeconomic factors during the quarters. Please refer to the "Financing Receivables" section for more information on our provision for credit losses.

Other Income (Expense)

The following table sets forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Other income (expense):
Equity in losses of unconsolidated subsidiaries	$(827)	$(168)	$(659)	392%
Gain on conversion of real estate	—	2,802	(2,802)	(100)%
Gain on sale of real estate	13,141	—	13,141	(100)%
Other income	655	285	370	130%
Total	$12,969	$2,919	$10,050	344%

	For the Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Other income (expense):
Equity in losses of unconsolidated subsidiaries	$(1,988)	$(209)	$(1,779)	851%
Gain on conversion of real estate	—	8,637	(8,637)	(100)%
Gain on sale of real estate	13,141	—	13,141	100%
Other income	1,377	1,835	(458)	(25)%
Total	$12,530	$10,263	$2,267	22%

Aggregate other income increased $10.1 million and $2.3 million for the comparative three and nine months ended September 30, 2025 and 2024. We attribute the change to the following:

Equity in losses of unconsolidated subsidiaries. The decrease of $659,000 and $1.8 million for the comparative three and nine months ended September 30, 2025 and 2024, respectively, was primarily related to two unconsolidated entity formations after June 30, 2024. These unconsolidated entities had losses for both the three and nine months ended September 30, 2025.

Gain on conversion of real estate. The decrease of $8.6 million during the comparative nine months ended September 30, 2025, was primarily attributed to the completion of deed-in-lieu of foreclosures that generated a non-recurring gain of $5.8 million and $2.8 million, in the first and third quarters of 2024, as the fair value of the property exceeded the amortized cost basis of the loans.

Gain on sale of real estate. The increase of $13.1 million during the comparative three and nine months ended September 30, 2025 on the sale of real estate was attributed to the sale of a property generating a one time gain of $13.1 million. There were no sales of real estate in the three and nine months ended September 30, 2024.

Other income. The increase of $370,000 during the comparative three months ended September 30, 2025 was primarily related to a one time payment under a guarantee related to a loan. The decrease of $458,000 during the comparative nine months ended September 30, 2025 was primarily attributed to the reversal of representation and warranty reserves related to a discontinued residential lending business in 2024 that did not occur in 2025.

(Back to Index)

(Back to Index)

Financial Condition

Summary

Our total assets were $1.7 billion and $1.9 billion at September 30, 2025 and December 31, 2024, respectively.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at September 30, 2025 and December 31, 2024 as follows (dollars in thousands, except amounts in footnotes):

At September 30, 2025	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$1,361,823	$1,340,549	87.29%	8.02%
CRE mezzanine loans(2)	19,475	14,597	0.95%	13.81%
CRE preferred equity investment	9,175	8,937	0.58%	10.00%
	1,390,473	1,364,083	88.82%
Other investments:
Investments in unconsolidated entities	28,719	28,719	1.87%	N/A(5)
Investments in real estate(3)	57,750	57,750	3.76%	N/A(5)
Properties held for sale(4)	85,258	85,258	5.55%	N/A(5)
	171,727	171,727	11.18%

Total investment portfolio	$1,562,200	$1,535,810	100.00%

At December 31, 2024	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$1,482,692	$1,454,545	87.41%	8.31%
CRE mezzanine loans(2)	4,700	—	0.00%	10.00%
	1,487,392	1,454,545	87.41%
Loans held for sale:
CRE whole loan	11,100	11,100	0.67%	13.14%
	11,100	11,100	0.67%
Other investments:
Investments in unconsolidated entities	21,857	21,857	1.31%	N/A(5)
Investments in real estate(3)	58,283	58,283	3.50%	N/A(5)
Properties held for sale(4)	118,344	118,344	7.11%	N/A(5)
	198,484	198,484	11.92%

Total investment portfolio	$1,696,976	$1,664,129	100.00%

(Back to Index)

(Back to Index)

(1)
Net carrying amount includes an allowance for credit losses of $26.4 million and $32.8 million at September 30, 2025 and December 31, 2024, respectively.
(2)
Includes one mezzanine loan with a coupon rate of 15% at September 30, 2025 and one mezzanine loan with a coupon rate of 10% that is non-accrual at September 30, 2025 and December 31, 2024.
(3)
Includes real estate related right of use assets of $19.1 million and $19.3 million, intangible assets of $6.4 million and $7.0 million, and lease liabilities of $45.2 million and $44.6 million at September 30, 2025 and December 31, 2024, respectively. Also includes mortgages payable of $20.2 million and $79.6 million at September 30, 2025 and December 31, 2024, respectively. There were no other liabilities at September 30, 2025 compared to $12,000 of other liabilities at December 31, 2024.
(4)
Includes properties held for sale-related liabilities of $3.2 million at both September 30, 2025 and December 31, 2024.
(5)
There are no stated rates associated with these investments.

CRE loans. During the nine months ended September 30, 2025, we originated two CRE floating-rate whole loans, with total commitments of $162.0 million, one $15.0 million CRE mezzanine loan commitment, one $9.3 million preferred equity investment commitment and funded $25.2 million of previously unfunded loan commitments. We received $318.6 million in proceeds from loan payoffs and sales, producing a net reduction of $107.1 million in the par balance of the portfolio.

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At September 30, 2025:
Whole loans (5)(6)(7)	44	$1,364,802	$(2,979)	$1,361,823	$(21,274)	$1,340,549	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	October 2025 to May 2030
Mezzanine loans (5)	2	19,700	(225)	19,475	(4,878)	14,597	10.00% to 15.00%	April 2026 to June 2028
Preferred equity investment (see Note 3) (8)		9,269	(94)	9,175	(238)	8,937	10.00%	October 2028
Total		$1,393,771	$(3,298)	$1,390,473	$(26,390)	$1,364,083

At December 31, 2024:
Whole loans (5)(6)(7)	52	$1,484,997	$(2,305)	$1,482,692	$(28,147)	$1,454,545	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2025 to January 2030
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,489,697	$(2,305)	$1,487,392	$(32,847)	$1,454,545

(1)
Amounts include unamortized loan origination fees of $2.2 million and $1.3 million and deferred amendment fees of $1.1 million and $985,000 at September 30, 2025 and December 31, 2024, respectively.
(2)
References to "1M Term SOFR" comprise one-month Term SOFR. Weighted-average one-month Term SOFR rates were 4.25% and 4.58% at September 30, 2025 and December 31, 2024, respectively. Additionally, weighted-average benchmark rate floors were 1.25% and 0.97% at September 30, 2025 and December 31, 2024, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude three and one whole loans, with amortized costs of $80.9 million and $5.6 million, in maturity default at September 30, 2025 and December 31, 2024, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at September 30, 2025 and December 31, 2024.
(6)
CRE whole loans had $63.1 million and $94.0 million in unfunded loan commitments at September 30, 2025 and December 31, 2024, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.
(7)
Includes three mezzanine loans of $14.7 million, at amortized cost, with two having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at September 30, 2025. Includes two mezzanine loans of $3.5 million, at amortized cost, that have fixed interest rates of 15.0% at December 31, 2024.
(8)
We had one preferred equity investment associated with a CRE whole loan at September 30, 2025. We had no preferred equity investments associated with CRE whole loans at December 31, 2024. Our preferred equity investment has a fixed interest rate of 10%, of which 4.0% interest is deferred until maturity.

At September 30, 2025, 24.1%, 19.4% and 17.6% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Southeast and Mountain regions, respectively, as defined by the NCREIF. At December 31, 2024, 25.0%, 19.2% and 16.5% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Mountain, and Southeast regions, respectively. At September 30, 2025 and December 31, 2024, no single loan or investment represented more than 10% of our total assets and no single investment group generated over 10% of our total revenue.

(Back to Index)

(Back to Index)

Investments in unconsolidated entities. Our investments in unconsolidated entities at September 30, 2025 comprised a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), with a carrying value of $1.5 million in the aggregate, or 3.0% of each trust, our investment in 65 E. Wacker Joint Venture, LLC (the " Wacker JV"), representing a 90% interest in a joint venture formed for the purpose of converting an office property in the East North Central region to multifamily units with a carrying value of $27.2 million, our investment in 7720 McCallum JV, LLC (the "McCallum JV"), representing a 50% interest in a joint venture for a multifamily unit property in the Southwest region with no carrying value, and our investment in Pacmulti Affiliates, LLC (the "Pacmulti JV"), representing a 50% interest in a joint venture for a multifamily unit property in the Mid Atlantic region with no carrying value. Our investments in unconsolidated entities at December 31, 2024 comprised our investments in RCT I and RCT II, the Wacker JV and the McCallum JV.

We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method. We record our investment in the Wacker JV, the McCallum JV and the Pacmulti JV as equity method investments.

Investments in real estate and properties held for sale. At September 30, 2025, we held investments in seven real estate properties, three of which are included in investments in real estate and four of which are included in properties held for sale on the consolidated balance sheets.

The following table summarizes the book value of our investments in real estate and related intangible assets at September 30, 2025 and December 31, 2024 (in thousands, except amounts in the footnotes):

	September 30, 2025			December 31, 2024
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$84,866	$(7,464)	$77,402	$82,265	$(5,657)	$76,608
Right of use assets (2)(3)	20,064	(1,006)	19,058	20,064	(759)	19,305
Intangible assets (4)	9,833	(3,391)	6,442	9,833	(2,845)	6,988
Subtotal	114,763	(11,861)	102,902	112,162	(9,261)	102,901

Investments in real estate from lending activities:
Properties held for sale (5)	108,715	—	108,715	201,125	—	201,125
Total	223,478	(11,861)	211,617	313,287	(9,261)	304,026

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	19,609	621	20,230	76,631	2,925	79,556
Other liabilities	41	(41)	—	41	(29)	12
Lease liabilities (3)(6)	45,154	—	45,154	44,606	—	44,606
Subtotal	64,804	580	65,384	121,278	2,896	124,174

Investments in real estate from lending activities:
Liabilities held for sale (7)	3,227	—	3,227	3,226	—	3,226
Total	68,031	580	68,611	124,504	2,896	127,400

Total net investments in real estate and properties held for sale (8)	$155,447		$143,006	$188,783		$176,626

(1)
Includes $15.2 million of land, which is not depreciable, at both September 30, 2025 and December 31, 2024. Also includes $3.6 million and $3.2 million of construction in progress, which is also not depreciable until placed in service, at September 30, 2025 and December 31, 2024, respectively.
(2)
Primarily comprised of an $18.5 million and $18.6 million right of use asset, at September 30, 2025 and December 31, 2024, respectively, associated with the ground lease disclosed at footnote (6) below as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally, we have an operating lease with a value of $333,000 and $367,000 at September 30, 2025 and December 31, 2024, respectively, associated with a parking lease.
(3)
Refer to Note 8 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.

(Back to Index)

(Back to Index)

(4)
Primarily comprised of a franchise intangible of $3.7 million and $4.1 million, a management contract intangible of $2.6 million and $2.8 million, in-place leases of $8,000 and $68,000 and a customer list intangible of $120,000 and $371,000, at September 30, 2025 and December 31, 2024, respectively.
(5)
At September 30, 2025 and December 31, 2024, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, an office property acquired via deed-in-lieu of foreclosure in June 2023, a student housing property acquired in April 2022 and an office complex acquired via foreclosure in July 2024.
(6)
Primarily comprised of a $44.5 million ground lease with a remaining term of 91 years at September 30, 2025. Lease expense was $2.1 million for both the nine months ended September 30, 2025 and 2024, respectively, and $710,000 and $690,000 for the three months ended September 30, 2025 and 2024, respectively.
(7)
Comprised an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

Financing Receivables

The following tables show the activity in the allowance for credit losses for the nine months ended September 30, 2025 and year ended December 31, 2024 (in thousands):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Allowance for credit losses at beginning of period	$32,847	$28,757
(Reversal of) provision for credit losses	(6,457)	4,790
Charge-offs	—	(700)
Allowance for credit losses at end of period	$26,390	$32,847

During the three and nine months ended September 30, 2025, we recorded a reversal of expected credit losses of $4.0 million and $6.5 million, respectively, primarily attributable to net improvements in the modeled credit risk of our loan portfolio, loan payoffs and a general improvement in macroeconomic factors.

At both September 30, 2025 and December 31, 2024, we individually evaluated one mezzanine loan for impairment. The loan was collateralized by an office building in the Northeast region and had a principal balance of $4.7 million at both September 30, 2025 and December 31, 2024. We fully reserved this loan in the fourth quarter of 2022, and it continues to be fully reserved at September 30, 2025. The loan entered payment default in February 2023 and has been placed on nonaccrual status.

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

(Back to Index)

(Back to Index)

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At September 30, 2025:
Whole loans	$28,119	$444,838	$443,143	$440,109	$5,614	$1,361,823
Mezzanine loans	—	14,775	—	—	4,700	19,475
Preferred equity investment	—	9,175	—	—	—	9,175
Total	$28,119	$468,788	$443,143	$440,109	$10,314	$1,390,473

At December 31, 2024:
Whole loans	$27,869	$565,968	$503,125	$380,116	$5,614	$1,482,692
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$27,869	$565,968	$503,125	$380,116	$10,314	$1,487,392

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $22.0 million and $14.6 million at September 30, 2025 and December 31, 2024, respectively.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2025 (1)	2024 (2)	2023	2022	2021	Prior	Total (3)
At September 30, 2025:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	28,119	$—	$28,119
Rating 2	113,605	21,409	49,333	—	246,641	13,850	444,838
Rating 3	—	—	—	218,121	214,034	10,988	443,143
Rating 4	80,845	86,330	15,914	170,526	41,537	44,957	440,109
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	194,450	107,739	65,247	388,647	530,331	75,409	1,361,823
Mezzanine loans:
Rating 2	14,775	—	—	—	—	—	14,775
Rating 5	—	—	—	—	—	4,700	4,700
Total mezzanine loans	14,775	—	—	—	—	4,700	19,475
Preferred equity investment (rating 2)	9,175	—	—	—	—	—	9,175
Total loans	$218,400	$107,739	$65,247	$388,647	$530,331	$80,109	$1,390,473
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2024 (2)	2023	2022	2021	2020	Prior	Total (3)
At December 31, 2024:
Whole loans: (4)
Rating 1	$—	$—	$—	$27,869	$—	$—	$27,869
Rating 2	19,023	48,106	46,416	382,195	56,284	13,944	565,968
Rating 3	—	—	249,907	242,155	—	11,063	503,125
Rating 4	80,672	15,811	85,004	153,740	—	44,889	380,116
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	99,695	63,917	381,327	805,959	56,284	75,510	1,482,692
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$99,695	$63,917	$381,327	$805,959	$56,284	$80,210	$1,487,392
Current Period Gross Write-Offs	$—	$—	$—	$(700)	$—	$—	$(700)

(1)
Includes one novated CRE whole loan that resulted from a loan workout.
(2)
Includes two novated CRE whole loans that resulted from loan workouts.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $22.0 million and $14.6 million at September 30, 2025 and December 31, 2024, respectively.
(4)
Acquired CRE whole loans are grouped within each loan’s year of origination.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable (1)	Total Loans > 90 Days and Accruing (2)
At September 30, 2025:
Whole loans	$—	$21,221	$80,871	$102,092	$1,259,731	$1,361,823	$75,257
Mezzanine loans (3)	—	—	4,700	4,700	14,775	19,475	—
Preferred equity investment	—	—	—	—	9,175	9,175	—
Total	$—	$21,221	$85,571	$106,792	$1,283,681	$1,390,473	$75,257

At December 31, 2024:
Whole loans	$—	$70,760	$5,614	$76,374	$1,406,318	$1,482,692	$—
Mezzanine loan (3)	—	—	4,700	4,700	—	4,700	—
Total	$—	$70,760	$10,314	$81,074	$1,406,318	$1,487,392	$—

(1)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $22.0 million and $14.6 million at September 30, 2025 and December 31, 2024, respectively.
(2)
During the three and nine months ended September 30, 2025, we recognized interest income of $1.5 million and $4.6 million, respectively, on two CRE whole loans with a principal payment past due greater than 90 days at September 30, 2025.
(3)
Includes one loan, with a total amortized cost of $4.7 million, that was fully reserved at both September 30, 2025 and December 31, 2024.

At September 30, 2025 and December 31, 2024, we had four and two CRE whole loans, with total amortized costs of $102.1 million and $76.4 million, respectively, and one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

During the three and nine months ended September 30, 2025, we did not recognize interest income on CRE whole loans that were placed on nonaccrual status. During the three and nine months ended September 30, 2024, we recognized interest income of $204,000 and $338,000, respectively, on one CRE whole loan that was placed on nonaccrual status as part of the modification that took place during the year ended December 31, 2023. We recognize interest income on a cash basis from the net operating cash flows from the underlying property.

Loan Modifications

We are required to disclose modifications where we determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the nine months ended September 30, 2025, we did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

During the nine months ended September 30, 2024, we entered into the following three loan modifications that required disclosure:

•
A multifamily loan with an amortized cost of $54.3 million, representing 3.9% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.70% to one-month Term SOFR plus a spread of 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service. In October 2025, the loan was novated and replaced with a new obligor.

•
A multifamily loan with an amortized cost of $45.5 million, representing 3.3% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service.

(Back to Index)

(Back to Index)

•
A multifamily loan with an amortized cost of $70.7 million, representing 5.1% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from January 2025 to January 2026 and (ii) provide for 2.00% per annum of the interest rate to be deferred until payoff. We also entered into a mezzanine loan with a total commitment of $6.0 million. The loan has a fixed rate of 15.00% that accrues and will be due at payoff in January 2026. In connection with the modification, the borrower renewed the interest rate cap. In March 2025, the loan was novated when we foreclosed on the mezzanine loan. In connection with the novation, the new loan pays a current pay fixed rate of 5.00% and has a mezzanine loan commitment of up to $13.5 million, of which $10.1 million was funded at September 30, 2025.

These loans were performing in accordance with the modified contractual terms as of September 30, 2025. At September 30, 2025, two of these loans, with a total amortized cost of $125.0 million, had a risk rating of "4" and the other loan, with an amortized cost of $45.5 million, had a risk rating of "3". Loans with a risk rating of "3" and "4" are included in the determination of our general CECL reserves.

Restricted Cash

At September 30, 2025, we had restricted cash of $1.8 million held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. At December 31, 2024, we had restricted cash of $890,000 held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. The increase of $865,000 was primarily attributable to an increase in restricted cash held in escrow for tax payments.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024	Net Change
Accrued interest receivable from loans	$22,041	$14,642	$7,399
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	69	13	56
Total	$22,110	$14,655	$7,455

The increase of $7.5 million in accrued interest receivable was primarily attributable to accrued deferred interest on modified loans offset by loan payoffs.

Other Assets

The following table summarizes our other assets at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024	Net Change
Tax receivables and prepaid taxes	$181	$201	$(20)
Other receivables	2,755	2,087	668
Prepaid expenses	3,512	3,027	485
Fixed assets - non real estate	287	232	55
Unsettled trades receivable	105	—	105
Other assets, miscellaneous	1,596	853	743
Total	$8,436	$6,400	$2,036

The increase of $2.0 million in other assets was primarily attributable to increases in other receivables, other assets and various prepaid assets held at our real estate properties.

(Back to Index)

(Back to Index)

Deferred Tax Assets

At both September 30, 2025 and December 31, 2024, our net deferred tax asset was zero, resulting from a full valuation allowance of $20.5 million and $20.6 million, respectively, on our gross deferred tax assets as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At September 30, 2025 and December 31, 2024, we had a loss of $2.0 million and $3.2 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During each of the three months ended September 30, 2025 and 2024, we recorded amortization expense of $425,000, reported in interest expense on the consolidated statements of operations. During each of the nine months ended September 30, 2025 and 2024, we recorded amortization expense of $1.3 million, reported in interest expense on the consolidated statements of operations.

At September 30, 2025 and December 31, 2024, we had unrealized gains of $5,000 and $73,000, respectively, attributable to two terminated interest rate swaps, in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. For each of the three months ended September 30, 2025 and 2024, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000, to accrete the accumulated other comprehensive income on the terminated swap agreements. For the nine months ended September 30, 2025 and 2024, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $68,000 and $69,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following table presents the effect of derivative instruments on our consolidated statements of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest rate swap contracts, hedging	Interest expense	$(1,191)	$(1,196)

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
(Back to Index)

(Back to Index)

Financing Arrangements

Borrowings under our financing arrangements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands, except amounts in footnotes):

	September 30, 2025				December 31, 2024
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Reinvestment Financing Facility
JPMorgan Chase Bank, N.A. (1)	$792,210	$1,084,626	36	5.90%	$—	$—	—	—%

Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	61,460	166,300	6	7.93%	60,910	162,578	6	8.22%

CRE - Term Warehouse Financing Facilities (3)
JPMorgan Chase Bank, N.A. (4)	—	—	—	—%	90,995	158,639	5	6.87%
Morgan Stanley Mortgage Capital Holdings LLC (5)	113,137	163,400	4	6.27%	65,744	98,373	5	7.22%

Mortgages Payable
ReadyCap Commercial, LLC (6)	20,230	26,964	1	7.99%	20,240	26,960	1	8.28%
Oceanview Life and Annuity Company (7)(8)	—	—	—	—%	44,211	92,549	1	10.40%
Florida Pace Funding Agency (7)(9)	—	—	—	—%	15,105	—	—	7.26%
Total	$987,037	$1,441,290			$297,205	$539,099

(1)
Includes $3.0 million of deferred debt issuance costs at September 30, 2025.
(2)
Includes $1.6 million and $2.2 million of deferred debt issuance costs at September 30, 2025 and December 31, 2024, respectively.
(3)
Outstanding borrowings include accrued interest payable at December 31, 2024.
(4)
Includes $988,000 of deferred debt issuance costs at December 31, 2024.
(5)
Includes $572,000 and $539,000 of deferred debt issuance costs at September 30, 2025 and December 31, 2024, respectively, which includes $512,000 of deferred debt issuance costs at September 30, 2025 from another term warehouse financing facility with no balance.
(6)
There were no deferred debt issuance costs at September 30, 2025. Includes $52,000 of deferred debt issuance costs at December 31, 2024.
(7)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(8)
Includes $101,000 of deferred debt issuance costs at December 31, 2024.
(9)
Includes $405,000 of deferred debt issuance costs at December 31, 2024.

We were in compliance with all covenants in the respective agreements at September 30, 2025 and December 31, 2024.

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

The JPMorgan Chase 2025 Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of the ACRES SPE 2025-1, LLC, ("Seller SPE") or of us; breaches of covenants and/or certain representations and warranties; and a judgment in an amount greater than $250,000 against the Seller SPE or ACRES RF or $10.0 million against us. The remedies for such events of default are also customary for this type of financing arrangement and include the acceleration of the principal amount outstanding under the JPMorgan Chase 2025 Facility and the liquidation by JPMorgan Chase of purchased assets then subject to the JPMorgan Chase 2025 Facility. In October 2025, AMF Levered II, LLC, a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., purchased a $50 million non-controlling interest in ACRES SPE 2025-1, LLC.

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

(Back to Index)

(Back to Index)

In November 2021, an indirect, wholly-owned subsidiary of ours entered into a master repurchase and securities contract agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. As amended, the Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2025. We also have the right to request a one-year extension. In March 2025, we entered into Amendment No. 4 to Guaranty (the “Morgan Stanley Amendment”) by and between us and Morgan Stanley, which makes certain amendments and modifications to the Guaranty between us and Morgan Stanley as amended (the “MS Guaranty”), including but not limited to (capitalized terms each as defined in the MS Guaranty) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. In November 2025, we entered into Amendment No. 3 to the Morgan Stanley Facility extending its maturity to November 2026 and entered into Amendment No.4 to the Morgan Stanley Facility to increase the facility amount to $400 million, as increased from time to time, provided the amount shall be automatically reduced to $250 million on the earlier of May 2026 or when the we send a request for a reduction in the facility amount. Provided certain conditions are met, prior to May 2026, we can request that the facility amount be increased to $500 million. See Part II, Item 5 "Other Information".

Mortgages Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of CS – ACRES FSU Student Venture, LLC entered into a Loan Agreement (the "Mortgage") with Readycap Commercial, LLC ("Readycap") to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. The Mortgage charges interest of one-month Term SOFR plus a spread of 3.80%. The Mortgage was amended to mature in April 2026, subject to a one-year extension option.

The Mortgage contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

In January 2023, Chapel Drive East, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a loan agreement (the "Construction Loan Agreement") with Oceanview Life and Annuity Company ("Oceanview") to finance the construction of a student housing complex (the "Construction Loan"). The Construction Loan is interest only and has a maximum principal balance of $48.0 million. The Construction Loan charges one-month Term SOFR plus a spread of 6.00%. In February 2025, the Construction Loan was amended to bifurcate the first one-year extension option into two separate extension options and periods: a seven month extension period ended September 2025 and a five month extension ending February 2026. The Construction Loan had a maturity of September 2025.

In addition to the Construction Loan, Chapel Drive East, LLC entered into a financing agreement with Florida Pace Funding Agency to fund energy efficient building improvements and has a maximum principal balance of $15.5 million. This agreement charges fixed interest of 7.26% and matures in July 2053. We do not guarantee this financing agreement.

In connection with our investment in the student housing complex, ACRES RF entered into guarantees related to the Construction Loan made to Chapel Drive East, LLC. Pursuant to the guarantees, Jason Pollack, Frank Dellaglio and ACRES RF (collectively, the "Guarantors"), for the benefit of Oceanview, provided limited "bad boy" guaranties to Oceanview pursuant to the Construction Loan Agreement until the earlier of the payment in full of the indebtedness or the date of a sale of the property pursuant to a foreclosure of the mortgage or deed or other transfer in lieu of foreclosure is accepted by Oceanview. The Guarantors also entered into a Completion Guaranty Agreement for the benefit of Oceanview to guaranty the timely completion of the project in accordance with the Construction Loan Agreement, as well as a Carry Guaranty Agreement, for the benefit of Oceanview to guaranty and the unconditional payment by Chapel Drive East, LLC of all customary or necessary costs and expenses incurred in connection with the operation, maintenance and management of the property and an Environmental Indemnity Agreement jointly and severally in favor of Oceanview whereby the Guarantors serving as Indemnitors provided environmental representations and warranties, covenants and indemnifications (collectively the "Guaranties"). The Guaranties include certain financial covenants required of ACRES RF, including required net worth and liquidity requirements. In September 2025, the Construction Loan and the financing agreement with Florida Pace Funding Agency were paid off in connection with the sale of the student housing complex.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at September 30, 2025 and December 31, 2024. The interest rates for RCT I and RCT II, at September 30, 2025, were 8.20% and 8.52%, respectively. The interest rates for RCT I and RCT II, at December 31, 2024, were 8.54% and 8.80%, respectively.

Equity

Total equity at September 30, 2025 was $434.5 million compared to total equity at December 31, 2024 of $449.7 million. The decrease in equity during the nine months ended September 30, 2025 was primarily attributable to a distribution of non-controlling interest, common stock repurchases and dividends on preferred stock.

Our preferred equity is composed of the following at September 30, 2025:

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

(Back to Index)

(Back to Index)

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three and nine months ended September 30, 2025 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$201,287	$27.93	$215,137	$28.87
Net income allocable to common shares (2)	9,782	1.39	3,191	0.46
Change in other comprehensive income on derivatives	401	0.06	1,191	0.17
Repurchase of common stock (3)	(2,907)	0.20	(12,356)	0.93
Impact to equity of share-based compensation	374	0.05	1,774	(0.80)
Total net increase (decrease)	7,650	1.70	(6,200)	0.76
Common stock book value at end of period (4)	$208,937	$29.63	$208,937	$29.63

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 328,586 shares at both September 30, 2025 and June 30, 2025 and 574,538 shares at December 31, 2024 and include warrants to purchase up to 391,995 shares of common stock at June 30, 2025 and December 31, 2024. During the three months ended September 30, 2025 the warrants were exercised in exchange for shares, which resulted in 391,380 shares being added to the outstanding share count. The denominators for the calculations were 7,051,955, 7,205,664 and 7,451,461 shares at September 30, 2025, June 30, 2025 and December 31, 2024, respectively.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at September 30, 2025. We calculated net income per common share-diluted of $1.34 and $0.42 using the weighted average diluted shares outstanding during the three and nine months ended September 30, 2025.
(3)
In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. From November 2023 through April 2025, our Board authorized and approved the repurchase of an additional $25.0 million of outstanding shares of both common and preferred stock. In October 2025, our Board authorized and approved the repurchase of an additional $7.5 million of outstanding shares of both common and preferred stock. We purchased 3.2 million common shares for $40.4 million and 100,000 preferred shares for $2.2 million through September 30, 2025. Because we repurchased our common stock at significant discounts to book value, these repurchases were accretive to per share book value since the inception of the program.
(4)
We calculated common stock book value as total stockholders’ equity of $432.9 million less preferred stock equity of $224.0 million at September 30, 2025.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to 1/12th of the amount of our equity multiplied by 1.50% and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At September 30, 2025:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(641,683)
Payments for repurchases of capital stock	(268,873)
Total	$419,916

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

The following table provides a reconciliation from GAAP net (loss) income allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	Per Share Data	2024	Per Share Data	2025	Per Share Data	2024	Per Share Data
Net income allocable to common shares - GAAP	$9,782	$1.34	$2,824	0.36	$3,191	$0.42	$5,033	0.63
Adjustment for gain on sale of investment in real estate(1)	(9,477)	(1.30)	—	—	(9,477)	(1.25)	—	—
Net income (loss) allocable to common shares - GAAP, adjusted	$305	$0.04	$2,824	$0.36	$(6,286)	$(0.83)	$5,033	$0.63

Reconciling Items from Continuing Operations:
Non-cash equity compensation expense	374	0.05	833	0.10	1,774	0.23	2,124	0.27
Non-cash (reversal of) provision for CRE loan losses	(3,960)	(0.55)	(291)	(0.04)	(6,457)	(0.85)	5,942	0.75
Realized net gain on core activities(1)	9,477	1.30	—	—	8,777	1.16	—	—
Unrealized gain on core activities	—	—	(2,802)	(0.35)	—	—	(8,637)	(1.09)
Real estate depreciation and amortization	1,223	0.17	1,345	0.17	3,591	0.48	3,830	0.48
Net income from non-core assets (2)	—	—	—	—	—	—	(1,103)	(0.13)
Earnings Available for Distribution allocable to common shares	$7,419	$1.01	$1,909	$0.24	$1,399	$0.19	$7,189	$0.91

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	7,314		7,946		7,558		7,940

Earnings Available for Distribution per common share - diluted	$1.01		$0.24		$0.19		$0.91

(1)
Amount presented is net of the amount allocable to the non-controlling interest.
(2)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) residential mortgage lending, (iii) legacy CRE loans designated as held for sale and (iv) other non-CRE assets included in assets held for sale.

For the three and nine months ended September 30, 2025, EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was $7.4 million and $1.4 million, respectively, or $1.01 and $0.19, respectively, per common share outstanding. There was no incentive compensation payable incurred by us for the three and nine months ended September 30, 2025.

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended September 30, 2025 (dollars in thousands, except per share data):

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at September 30, 2022	$216,026
Total amount of net proceeds from any issuance of common stock after October 1, 2022	4,642
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	39,122
Amount paid to repurchase common stock after October 1, 2022 (1)	(20,715)
Incentive Compensation paid after October 1, 2022 (1)	(1,235)
Book value equity at September 30, 2025	$237,840
Incentive Compensation Hurdle (2)(3)	$16,649

Average closing price of 30 day period ending three days prior to issuance date	$20.33

(1)
Calculated on a daily weighted average basis for the 12-month period ended September 30, 2025.
(2)
Calculated as book value equity at September 30, 2025 multiplied by 1.75% (7% per annum).
(3)
The amount by which EAD (as defined in the Management Agreement) exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

For the three months ended September 30, 2025, there was no incentive compensation payable to the Manager.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities, which was a net use of $2.2 million for the nine months ended September 30, 2025, and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

At September 30, 2025, our liquidity consisted of $40.9 million of unrestricted cash and cash equivalents, and $23.6 million of potential proceeds from unlevered financeable CRE loans.

During the nine months ended September 30, 2025, our principal sources of liquidity were: (i) gross financing proceeds of $907.6 million from our term reinvestment financing facility; (ii) warehouse financing proceeds of $124.0 million on loan originations (iii) gross proceeds of $106.8 million from the sale of an investment in real estate; (iv) proceeds of $77.5 million on CRE loan sales; and (v) net proceeds of $20.5 million from repayments on our CRE portfolio.

These sources of liquidity were offset by the liquidation of our two CRE securitizations, paydowns on our term warehouse facilities, deployments in CRE loan portfolio and real estate investments, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $40.9 million of unrestricted cash we held at September 30, 2025.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $10.5 million and $10.7 million at September 30, 2025 and December 31, 2024, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

(Back to Index)

(Back to Index)

In March 2025, we amended and restated our loan to ACRES Capital Corp. to: (i) be issued by ACRES Holdings, LLC, (ii) provide for a six month option for ACRES Holdings, LLC to draw an additional balance of $7.0 million, and (iii) if such option is exercised, (a) to extend the maturity to July 31, 2031, (b) increase the interest rate to 5% and (c) increase the monthly amortization to $50,000. The option was not exercised and expired as of September 30, 2025.

Cash Flows

For the nine months ended September 30, 2025, our restricted and unrestricted cash and cash equivalents balance decreased from $57.6 million to $42.7 million. The cash movements can be summarized by the following:

Cash flows from operating activities. For the nine months ended September 30, 2025, operating activities decreased our cash balances by $2.2 million, primarily driven by changes in gains on sale of investment in real estate, operating assets and liabilities, non-cash reversal of provision for loan losses, and non-cash amortization and depreciation.

Cash flows from investing activities. For the nine months ended September 30, 2025, investing activities increased our cash balances by $204.3 million, primarily driven by repayments of CRE loans and proceeds from sales of CRE loans and proceeds from the sale of an investment in real estate, partially offset by deployments in CRE whole loans, CRE mezzanine loan, CRE preferred equity, funding of existing commitments on CRE whole loans and deployments in our investment in real estate and investments in unconsolidated entities with underlying real estate collateral.

Cash flows from financing activities. For the nine months ended September 30, 2025, financing activities decreased our cash balances by $217.1 million, primarily driven by repayments on our CRE securitization notes, CRE term warehouse financing facilities and CRE term reinvestment financing facility, distributions on our preferred stock, and repurchases of our common stock, partially offset by proceeds from our CRE term reinvestment financing facility and CRE term warehouse financing facilities.

Financing Availability

We utilize a variety of financing arrangements to finance certain assets. We generally utilize the following types of financing arrangements:

1.
CRE - Term Reinvestment Financing Facility: Our term reinvestment financing facility allows us to borrow effectively against loans that we own. Under this agreement, we transfer loans to a counterparty and agree to repurchase the same loans from the counterparty at a price equal to the transfer price plus interest. The counterparty retains the sole discretion over whether to purchase the loan from us. The facility includes a two-year reinvestment period enabling the reinvestment of principal proceeds from asset repayments into qualifying assets, provided that the proceeds are reinvested within 90 days of the payoff. We can also acquire and finance the future funding participations of the portfolio collateral, subject to the discretion of the counterparty.
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
3.
CRE - Term Warehouse Financing Facilities: Term warehouse financing facilities effectively allow us to borrow against loans that we own. Under these agreements, we transfer loans to a counterparty and agree to purchase the same loans from the counterparty at a price equal to the transfer price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan from us and, subject to certain conditions, the collateral value of such loan for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised collateral or market value multiplied by (ii) the applicable advance rate. During the term of these agreements, we receive the principal and interest on the related loans and pay interest to the counterparty.

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

In March 2025, we exercised the optional redemption of both ACR 2021-FL1 and ACR 2021-FL2. We also entered into a master repurchase agreement with JPMorgan Chase to finance existing CRE loans as well as the origination of new CRE loans. In connection with the financing, from the proceeds of the new financing facility we repaid (i) all of the outstanding senior notes at the ACR 2021-FL1 and ACR 2021-FL2 securitizations, (ii) all of the outstanding borrowings on the existing JPMorgan Chase facility and (iii) one borrowing from the Morgan Stanley facility. We recognized a charge of $1.5 million upon the redemption of the ACR 2021-FL1 and ACR 2021-FL2 securitizations from the recognition of unamortized deferred debt issuance costs associated with those securitizations.

We were in compliance with all of our covenants at September 30, 2025 in accordance with the terms provided in agreements with our lenders.

At September 30, 2025, we had financing arrangements as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
CRE - term reinvestment financing facility (1)
JPMorgan Chase Bank, N.A.	March 2025	May 2030	$831,475	$795,215	$36,260
Senior secured financing facility (2)
Massachusetts Mutual Life Insurance Company	July 2020	June 2028	500,000	63,099	436,901
CRE - term warehouse financing facilities (3)
JPMorgan Chase Bank, N.A.	October 2018	July 2026	250,000	-	250,000
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2025 (4)	250,000	113,709	136,291
Mortgage payable
ReadyCap Commercial, LLC	April 2022	April 2026	20,230	20,230	-
Total				$992,253

(1)
Excludes deferred debt issuance costs of $3.0 million.
(2)
Excludes deferred debt issuance costs of $1.6 million.
(3)
Excludes deferred debt issuance costs of $572,000.
(4)
In November 2025, the Morgan Stanley Facility was extended to November 2026.
(5)
In November 2025, the capacity of the Morgan Stanley Facility was increased to $400 million, as increased from time to time, and provided certain conditions are met can be increased to $500 million.

The following table summarizes the average principal outstanding during the three months ended September 30, 2025 and December 31, 2024 and the principal outstanding on our financing arrangements at September 30, 2025 and December 31, 2024 (in thousands, except amounts in footnotes):

(Back to Index)

(Back to Index)

	Three Months Ended September 30, 2025	September 30, 2025	Three Months Ended December 31, 2024	December 31, 2024
	Average Principal Outstanding	Principal Outstanding	Average Principal Outstanding	Principal Outstanding
Financing Arrangement
CRE - term reinvestment financing facility (1)	$841,928	$795,215	$—	$—
Senior secured financing facility (2)	63,099	63,099	63,099	63,099
CRE - term warehouse financing facilities (3)	53,824	113,709	158,126	157,832
Total	$958,851	$972,023	$221,225	$220,931

(1)
Principal outstanding excludes deferred debt issuance costs of $3.0 million at September 30, 2025.
(2)
Principal outstanding excludes deferred debt issuance costs of $1.6 million and $2.2 million at September 30, 2025 and December 31, 2024, respectively.
(3)
Principal outstanding excludes accrued interest payable of $435,000 at December 31, 2024, and deferred debt issuance costs of $572,000 and $1.5 million at September 30, 2025 and December 31, 2024, respectively.

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Financing Arrangement
CRE - term reinvestment financing facility	$891,098	$—
Senior secured financing facility	63,099	64,495
CRE - term warehouse financing facilities	143,632	189,563

Historically, we have financed the acquisition of our investments through collateralized loan obligations ("CLO") and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CLOs and securitizations, which will cease if the CLOs and securitizations fail to meet certain tests. Through the time of the optional redemption of our securitizations in March 2025, we did not experience difficulty in maintaining our existing CLO and securitization financing and passed all of the critical tests required by these financings. Our securitizations collectively had balances of $865.1 million at December 31, 2024.

The following table sets forth the coverage test summary for our financing facility for the periods presented (in thousands):

	Look Through LTV Cushion (1)	Annualized Interest Coverage Cushion (2)(3)
Name	At September 30, 2025	At September 30, 2025
CRE - term reinvestment financing facility	$40,023	$11,161

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

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At September 30, 2025 and December 31, 2024, our leverage ratio under GAAP was 2.7 times and 3.0 times, respectively. The leverage ratio decreased during the period primarily due to the net decrease in borrowings offset by the net decrease to total equity.

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At September 30, 2025:
CRE - term reinvestment financing facility (1)	$795,215	$—	$—	$795,215	$—
Senior secured financing facility (2)	63,099	—	63,099	—	—
CRE - term warehouse financing facilities (3)	113,709	113,709	—	—	—
Mortgage payable (4)	20,230	20,230	—	—	—
5.75% Senior Unsecured Notes (5)	150,000	150,000	—	—	—
Unsecured junior subordinated debentures (6)	51,548	—	—	—	51,548
Lease liabilities (7)	858,772	1,753	6,049	6,607	844,363
Unfunded commitments on CRE loans (8)	63,115	28,919	34,196	—	—
Base management fees (9)	6,299	6,299	—	—	—
Total	$2,121,987	$320,910	$103,344	$801,822	$895,911

(1)
Excludes $2.0 million of accrued interest payable.
(2)
Excludes $222,000 of accrued interest payable.
(3)
Excludes $106,000 of accrued interest payable.
(4)
Excludes $80,000 of accrued interest payable.
(5)
Excludes $8.6 million of interest expense payable through maturity in August 2026.
(6)
Excludes $21.1 million and $22.2 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(7)
Lease liabilities include a ground rent lease for a hotel property with a remaining term of 91 years and an annual growth rate of 3%.
(8)
These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained. At September 30, 2025, we had unfunded commitments on 16 CRE whole loans.
(9)
Base management fees presented are based on an estimate of base management fees payable to our Manager over the next 12 months. Our Management Agreement also provides for an incentive compensation arrangement that is based on operating performance. The incentive compensation is not a fixed and determinable amount, and therefore it is not included in this table.

Net Operating Losses and Loss Carryforwards

The following table sets forth the net operating losses and loss carryforwards for the periods presented (in millions):

	Tax Year Recognized	REIT (QRS) Tax Loss Carryforwards		TRS Tax Loss Carryforwards
Tax Asset Item		Operating	Capital	Operating	Capital
Net Operating Loss Carryforwards:
Cumulative as of 2024	2024 Return	$32.1	$—	$62.0	$—

Net Capital Loss Carryforwards:
Cumulative as of 2024	2024 Return	—	115.9	—	20.8
Total tax asset estimates		$32.1	$115.9	$62.0	$20.8
Useful life		Unlimited	5 years	Various	5 years

At September 30, 2025, we had $32.1 million of cumulative net operating losses ("NOL") to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act ("TCJA"), along with revisions made by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act reduced the deduction for NOLs generated post 2017 to 80% of taxable income and granted an indefinite carryforward period. Additionally, we have cumulative total net capital losses of $115.9 million, which are set to expire at December 31, 2025, of which we expect to utilize $12.5 million in 2025, resulting from the sale of real estate.

We also have tax assets in our taxable REIT subsidiaries ("TRS"). These tax assets are analyzed and disclosed quarterly in our financial statements. At September 30, 2025, our TRSs had $62.0 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $22.2 million of NOLs with an indefinite carryforward period. During 2024, the TRS incurred $20.8 million of capital losses that were subject to limitation. These losses can be carried forward for up to five years and will expire on December 31, 2030, if not utilized.

(Back to Index)

(Back to Index)

Distributions

We did not pay distributions on our common shares during the nine months ended September 30, 2025 as we were focused on prudently retaining and managing sufficient excess liquidity. As a result of losses during 2020, we received significant NOL carryforwards and net capital loss carryforwards, as finalized in our 2020 tax return. We intend to retain taxable income by utilizing our NOL carryforwards and expect to generate capital gains to use a portion of our net capital loss carryforwards, thereby growing book value and our investable equity base. As we continue to take steps necessary to stabilize our earnings available for distribution, our Board expects to establish a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

Off-Balance Sheet Arrangements

General

At September 30, 2025, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities that were not established for those purposes. At September 30, 2025, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities.

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $63.1 million and $94.0 million in unfunded loan commitments at September 30, 2025 and December 31, 2024, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

In September 2025, we entered into guaranties related to a $62 million construction loan and an $11 million bridge loan made to a borrower that is held by a joint venture in which we have a 90% membership interest. Pursuant to the Guaranty of Completion, executed September 2025, by Adam Friedberg, Anthony Hrusovsky, Peter Koch and us (collectively, the “Guarantors”) for the benefit of DL RCF I Loan Holdings, LLC and DL RCF I Loan Holdings (Evergreen), LLC (collectively, the “Lender”), the Guarantors guarantee to the Lender, the Borrower’s obligation to commence, construct, develop and complete the construction project in a good and workmanlike manner in accordance with the terms and conditions of the Loan Agreement, dated September 12, 2025 by and among the Borrower, DL RCF I Loan Holdings, LLC (the “Agent”) and the Lender (the “Loan Agreement”) and to perform all other work contemplated or required to be completed pursuant to the loan documentation through final completion.

In September 2025, the Guarantors also entered into a Guaranty of Retail Space to guarantee the payment and performance of all of the obligations for the payment of debt and the performance of the obligations under the Loan Agreement and a Guaranty of Recourse Obligations to guarantee the payment and performance of certain liabilities (“bad boy”) and payment obligations set forth in

(Back to Index)

(Back to Index)

the Loan Agreement and agree to be liable for the guaranteed obligations as a primary obligor. Also in September 2025, the Guarantors entered into the Guaranty of Interest and Carry Costs to guarantee the payment and performance of the Borrower’s obligation to timely pay all Carry Costs and Debt Service and its obligation to make deposits into the Carry Cost Account (each as defined in the agreement) in accordance with the Loan Agreement, and all interest due to the Bridge Lender (defined below) and/or preferred return due pursuant to the Master Tenant Operating Agreement. The Guarantors also unconditionally covenant and agree to be liable for these guaranteed obligations as a primary obligor. Additionally, the Guarantors with the Borrower also entered into an Environmental Indemnity Agreement jointly and severally in favor of the Lender and Agent whereby the Guarantors serving as Indemnitors provided environmental representations and warranties, covenants and indemnification.

In connection with the $10.9 million bridge loan from Hoyne Savings Bank (“Bridge Lender”) to Borrower, we entered into the Repayment and Completion Guaranty in September 2025, in favor of Bridge Lender subject to the Bridge Loan Agreement between Borrower and Bridge Lender (the “Bridge Loan Agreement”) to guarantee the prompt payment of all indebtedness under the Bridge Loan Agreement and the prompt performance of all other covenants, obligations and agreements of Borrower under the Bridge Loan Agreement, including but not limited to, construction of the improvements and completion before the completion date and material compliance with all environmental covenants and indemnities set forth in the Bridge Loan Agreement.

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

At September 30, 2025, we determined that there are no VIEs to be consolidated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2025, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed. Additionally, refer to Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on risks we face.

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

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At September 30, 2025, 63% of the par value of our CRE loan portfolio had interest rate caps or debt service reserves in place with a weighted-average maturity of six months.

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

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At September 30, 2025, 97.3% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 2.7% of our CRE loan portfolio by par value has a contractual fixed rate of interest. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.4 billion had a weighted-average benchmark floor of 1.25% at September 30, 2025.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended September 30, 2025
	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share
$326,566	$(2,849)	$(0.09)	$3,271	$0.11

(1)
Includes our floating-rate CRE loans at September 30, 2025.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1. LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. We are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock. From November 2023 through April 2025, our Board authorized and approved the repurchase of an additional $25.0 million of outstanding shares of both common and preferred stock. At September 30, 2025, $2.5 million remained available under this repurchase program. In October 2025, our Board authorized and approved the repurchase of an additional $7.5 million of outstanding shares of both common and preferred stock.

The following table presents information about our common and preferred stock repurchases made during the nine months ended September 30, 2025 in accordance with our repurchase program (dollars in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 2, 2025 - January 31, 2025	44,306	$17.38	44,306	$4,030
February 3, 2025 - February 28, 2025	72,858	19.31	72,858	2,624
March 3, 2025 - March 31, 2025	103,024	21.35	103,024	426
April 1, 2025 - April 30, 2025	19,622	21.70	19,622	-
May 1, 2025 - May 30, 2025	111,192	18.88	111,192	7,903
June 2, 2025 - June 30, 2025	140,747	18.10	140,747	5,359
July 1, 2025 - July 31, 2025	106,874	18.10	106,874	3,427
August 1, 2025 - August 29, 2025	6,290	20.79	6,290	3,296
September 2, 2025 - September 30, 2025	39,930	21.10	39,930	2,454

(1)
The average price paid per share as reflected above includes broker fees and commissions.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Morgan Stanley Amendments

On November 3, 2025, we entered into the Third Amendment to the Master Repurchase and Securities Contract Agreement (the “3rd Morgan Stanley Amendment”) by and between us and Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), which makes certain amendments and modifications to the Master Repurchase and Securities Contract Agreement, dated November 3,

(Back to Index)

(Back to Index)

2021 between us and Morgan Stanley (as amended the “MS MRA”) including but not limited to extending the agreement to November 2026.

On November 5, 2025, we entered into the Fourth Amendment to the Master Repurchase and Securities Contract Agreement (the “4th Morgan Stanley Amendment”) by and between us and Morgan Stanley, which makes certain amendments and modifications to the MS MRA including but not limited to increasing the facility amount to $400 million, as increased from time to time, provided the amount shall be automatically reduced to $250 million on the earlier of May 2026 or when we send a request for a reduction in the facility amount. Provided certain conditions are met, prior to May 2026, we can request that the facility amount be increased to $500 million.

The foregoing descriptions of the 3rd Morgan Stanley Amendment and the 4th Morgan Stanley Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the 3rd Morgan Stanley Amendment and the 4th Morgan Stanley Amendment, which have been filed with this Quarterly Report on Form 10-Q as Exhibits 99.2(h) and 99.(i).

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

10.10(a)

Guaranty of Completion, executed September 12, 2025 by Adam Friedberg, Anthony Hrusovsky, Peter Koch and ACRES Commercial Realty Corp. for the benefit of DL RCF I Loan Holdings, LLC (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 18, 2025.)

10.10(b)

Guaranty of Retail Space, executed September 12, 2025 by Adam Friedberg, Anthony Hrusovsky, Peter Koch and ACRES Commercial Realty Corp. for the benefit of DL RCF I Loan Holdings, LLC (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 18, 2025.)

10.10(c)

Guaranty of Recourse Obligations, executed September 12, 2025 by Adam Friedberg, Anthony Hrusovsky, Peter Koch and ACRES Commercial Realty Corp. for the benefit of DL RCF I Loan Holdings, LLC (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 18, 2025.)

10.10(d)

Guaranty of Interest and Carry Costs, executed September 12, 2025 by Adam Friedberg, Anthony Hrusovsky, Peter Koch and ACRES Commercial Realty Corp. for the benefit of DL RCF I Loan Holdings, LLC (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 18, 2025.)

10.10(e)

Environmental Indemnity Agreement, dated September 12, 2025 by 65 E. Wacker Holdings II, LLC, Adam Friedberg, Anthony Hrusovsky, Peter Koch and ACRES Commercial Realty Corp. in favor of DL RCF I Loan Holdings, LLC (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 18, 2025.)

10.10(f)

Repayment and Completion Guaranty, dated September 12, 2025 by ACRES Commercial Realty Corp. in favor of Hoyne Savings Bank (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 18, 2025.)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(Back to Index)

(Back to Index)

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

99.1(l)

Amendment No. 7 to Guarantee Agreement, dated August 1, 2025, between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025)

99.2(a)

Master Repurchase and Securities Contract Agreement between ACRES Real Estate SPE 10, LLC, as Seller, and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent, dated November 3, 2021. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

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

99.2(h)

Third Amendment to Master Repurchase and Securities Contract Agreement, dated November 3, 2025, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent.

99.2(i)

Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated November 5, 2025, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent.

(Back to Index)

(Back to Index)

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

99.3(c)	Amendment No. 1 to Master Repurchase Agreement, dated October 31, 2025 between ACRES SPE 2025-1, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer,
99.4	Federal Income Tax Consequences of our Qualification as a REIT. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File.

* Indicates management contracts and compensatory plan arrangements.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

November 6, 2025	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

November 6, 2025	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Senior Vice President
Chief Financial Officer

November 6, 2025	By:	/s/ Linda M. Kilpatrick
Linda M. Kilpatrick
Vice President
Chief Accounting Officer and Controller

(Back to Index)