Form 10-K
period 2025-12-31
ACRES Commercial Realty Corp.
filed 2026-03-10
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter June 30, 2025 was $105,608,385.

The number of outstanding shares of the registrant’s common stock on March 6, 2026 was 7,131,101 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

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

We typically target transitional floating-rate CRE loans between $10.0 million and $100.0 million. During the year ended December 31, 2025, we originated 15 CRE loans with total commitments of $757.3 million. At December 31, 2025, our CRE loan portfolio at par comprised $1.8 billion of CRE whole loans with a weighted average spread of 3.35% over the one-month benchmark interest rates utilized, which have a weighted average floor of 1.78%.

Our Business Strategy

The core components of our business strategy are:

Investment in CRE assets. We are currently invested in CRE whole loans and CRE equity investments. Our goal is to allocate 90% to 100% of our equity to our CRE assets.

Managing our investment portfolio. At December 31, 2025, we managed $2.2 billion of assets. The core of our management process is credit analysis, which our Manager, with the assistance of ACRES, uses to actively monitor our existing investments and as a basis for evaluating new investments. Senior management of ACRES has extensive experience in underwriting the credit risk associated with our targeted asset classes and conducts detailed due diligence on all investments. After we make investments, our Manager actively monitors them for early detection of trouble or deterioration. If a default occurs, we use our senior management team’s asset management experience in seeking to mitigate the severity of any loss and to optimize the recovery from assets collateralizing the investment.

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

At December 31, 2025, our financing arrangements were as follows (in thousands):

	Outstanding Borrowings (1)	Value of Collateral	Equity at Risk (2)
At December 31, 2025:
CRE - Term Reinvestment Financing Facility
JPMorgan Chase Bank, N.A.	$728,167	$1,009,622	$295,734
Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company	$61,645	$166,526	$104,091
CRE -Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A.	$116,488	$149,000	$32,570
Morgan Stanley Mortgage Capital Holdings LLC	$417,374	$544,937	$130,295
Mortgage Payable
ReadyCap Commercial, LLC	$20,185	$26,964	$6,695
Total	$1,343,859	$1,897,049
(1)
Includes deferred debt issuance costs.
(2)
The term reinvestment financing facility, senior secured financing facility and term warehouse financing facilities include accrued interest receivable and accrued interest payable, which are excluded from the value of collateral.

Our financing arrangements charge a floating rate of interest. For more information concerning our financing arrangements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Note 11 contained in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” of this report. We continuously monitor our compliance with all of the financial covenants. We were in compliance with all financial covenants, as defined in the respective agreements, at December 31, 2025.

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

We use borrowing and securitization strategies to accomplish our long-term match funding financing strategy. Based upon current conditions in the credit markets for collateralized loan obligations (sometimes, collectively, referred to as CLOs), we expect to modestly increase leverage through new CRE debt securitizations and the continued use of our senior secured financing facility and term financing facilities. We may also seek other credit arrangements to finance new investments that we believe can generate attractive risk-adjusted returns, subject to availability.

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

Floating-Rate Loan Portfolio and Borrowings

As discussed in the “Managing our interest rate, pricing and liquidity risk” section above, our investments in floating-rate assets and utilization of floating-rate borrowings expose us to interest rate risk. In a business environment where benchmark interest rates are increasing, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. The sponsors may need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At December 31, 2025, 76.5% of the par value of our CRE loan portfolio had interest rate caps with a weighted-average maturity of 15 months or funded debt service reserves in place.

Investment Portfolio

The table below summarizes the amortized costs and net carrying amounts of our investments at December 31, 2025, classified by asset type (dollars in thousands, except amounts in footnotes):

At December 31, 2025	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$1,820,942	$1,800,784	91.74%	7.32%
CRE preferred equity investment	9,425	9,185	0.47%	10.00%
	1,830,367	1,809,969	92.21%
Other investments:
Investments in unconsolidated entities	29,237	29,237	1.49%	N/A(4)
Investments in real estate(2)	56,277	56,277	2.86%	N/A(4)
Properties held for sale(3)	67,509	67,509	3.44%	N/A(4)
	153,023	153,023	7.79%

Total investment portfolio	$1,983,390	$1,962,992	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $20.4 million.
(2)
Includes real estate-related right of use assets of $19.0 million, intangible assets of $6.2 million and lease liabilities of $45.3 million.
(3)
Includes property held for sale-related liabilities of $3.1 million, related right of use assets of $5.4 million, intangible assets of $2.7 million and mortgages payable of $20.2 million.
(4)
There are no stated rates associated with these investments.

The negative impact of COVID-19 on our commercial mortgage-backed securities, or CMBS, investments and 2020 results created net operating loss (“NOL”) carryforwards and net capital loss carryforwards (“CLCFs”). We have $32.1 million of NOL carryforwards, which was reported on our tax return filed in October 2025 for the 2024 tax year. Additionally, in our taxable REIT subsidiaries ("TRS"), we have NOL carryforwards of $62.0 million, of which $22.2 million have an indefinite carryforward period and $39.8 million begin to expire in 2044. We also have $20.8 million of CLCFs from prior years, which are set to expire on December 31, 2029.

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

(Back to Index)

(Back to Index)

CRE Debt Investments

Floating-rate whole loans. We predominantly originate floating-rate first mortgage loans, or whole loans, directly to borrowers. The direct origination of whole loans enables us to better control the structure of the loans and to maintain direct lending relationships with borrowers. Additionally, we may acquire whole loans from third parties that conform to our investment strategy. We may create tranches of a loan we originate, consisting of an A-note (described below) and a B-note (described below), as well as mezzanine loans or other participations, which we may hold or sell to third parties. We do not obtain ratings on these investments. With respect to our portfolio at December 31, 2025, our whole loan investments had loan-to-collateral value, or LTV, ratios that typically do not exceed 85%. Typically, our whole loans are structured with an original term of up to three years, with two one-year extensions that bring the loan to a maximum term of five years. Substantially all of our CRE loans held at December 31, 2025 were whole loans. We expect to hold most of our whole loans to maturity.

Whole Loan Participations. We may opportunistically invest in participations of whole loans with third-parties or with related parties, whereby we purchase or otherwise share in the ownership interests of a whole loan made by another financial institution (the lead financial institution) to a borrower with whom we do not have a direct lending relationship on a pari passu basis. In this arrangement the lead financial institution fully maintains the lending relationship and all communications with the borrower; however, we re-underwrite the investment subject to our underwriting standards for whole loans prior to investing. This type of investment allows us to strategically diversify risk, share in the profits of the lead financial institution and further diversify our asset holdings. We expect our investments in participation loans to have LTV ratios not to exceed 85%. At December 31, 2025, our loan portfolio included two related-party whole loan participations with a par value of $45.2 million.

Whole Loan Syndications. We may also opportunistically invest in the syndications of whole loans with third-parties or with related parties, whereby we co-originate a whole loan to a borrower with another financial institution on a pari passu basis, as well as maintain a direct lending relationship with the borrower. In this arrangement each lender in the syndicate has a separate promissory note with the borrower, subject to a co-lender agreement. This type of investment allows us to strategically diversify risk, as well as further diversify our asset holdings and borrower base. We expect our investments in whole loan syndications to have LTV ratios not to exceed 85%. At December 31, 2025, our loan portfolio included two related-party whole loan syndications with a par value of $88.7 million.

Senior interests in whole loans (A-notes). We may invest in senior interests in whole loans, referred to as A-notes, either directly originated or purchased from third parties. We do not intend to obtain ratings on these investments. We expect our typical A-note investments to have LTV ratios not exceeding 70% and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any A-note investments to maturity. We did not hold any A-note investments at December 31, 2025.

Subordinate interests in whole loans (B-notes). To a lesser extent, we may invest in subordinate interests in whole loans, referred to as B-notes, which we will either directly originate or purchase from third parties. B-notes are loans secured by a first mortgage but are subordinated to an A-note. The subordination of a B-note is generally evidenced by an intercreditor or participation agreement between the holders of the A-note and the B-note. In some instances, the B-note lender may require a security interest in the stock or other equity interests of the borrower as part of the transaction. B-note lenders have the same obligations, collateral and borrower as the A-note lender, but typically are subordinated in recovery upon a default to the A-note lender. B-notes share certain credit characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A-note. We do not intend to obtain ratings on these investments. We expect our typical B-note investments to have LTV ratios between 55% and 80% and will generally be structured with an original term of up to three years, with one-year extensions that bring the loan to a maximum term of five years. We expect to hold any B-note investments to maturity. We did not hold any B-note investments at December 31, 2025.

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

(Back to Index)

(Back to Index)

Mezzanine financing. Historically, we have invested in mezzanine loans that are senior to the borrower’s equity in, and subordinate to the mortgage loan on, a property. A mezzanine loan is typically secured by a pledge of the ownership interests in the entity that directly owns the real property or by a second lien mortgage loan on the property. In addition, mezzanine loans typically include credit enhancements such as letters of credit, personal guarantees of the principals of the borrower, or collateral unrelated to the property. A mezzanine loan may be structured so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment. At December 31, 2025, our loan portfolio did not hold any mezzanine loans.

Preferred equity investments. Historically, we have invested in preferred equity investments in entities that own or acquire CRE properties. These investments are subordinate to first mortgage loans and mezzanine debt and are typically structured to provide some credit enhancement differentiating it from the common equity. We expect our preferred equity investments to have LTV ratios between 65% and 90% with stated maturities from three to eight years. We expect to hold preferred equity investments to maturity. At December 31, 2025, our loan portfolio included one preferred equity investment with a par value of $9.5 million.

(Back to Index)

(Back to Index)

The following charts describe the property type and the geographic breakdown, by National Council of Real Estate Investment Fiduciaries (“NCREIF”) region of our CRE loan portfolio at December 31, 2025 (based on carrying value):

PROPERTY TYPE AT DECEMBER 31, 2025

Office
12.7%
Hotel
3.2%
Mixed-Use, 1.4%
Self-Storage,
0.8%
Multifamily,
81.9%

GEOGRAPHIC AREA AT DECEMBER 31, 2025

Pacific 14.0%
Mountain 12.3%
West North Central 3.5%
East North Central 4.0%
Southwest 24.2%
Southeast 20.6%
Northeast 9.1%
Mid Atlantic 12.3%

The total CRE loan portfolio, at carrying value, was $1.8 billion at December 31, 2025. The Southwest region constituted 24.2% of our portfolio, of which 90.2% was in Texas, and its collateral comprised 100.0% multifamily properties. The Southeast region constituted 20.6% of our portfolio, of which 60.1% was in Florida, and its collateral comprised 89.1% multifamily properties. The Pacific region constituted 14.0% of our portfolio, of which 79.8% was in California, and its collateral comprised 73.0% multifamily properties. We view our investment and credit strategies as being adequately diversified across property types in the Southwest, Southeast and Pacific regions.

(Back to Index)

(Back to Index)

Investments in Real Estate

We may invest directly in the ownership of CRE equity investments and we may acquire CRE equity investments through a joint venture or wholly-owned subsidiary and may classify these investments in real estate as held for investment or held for sale. At December 31, 2025, we held three investments in real estate acquired through direct equity investments and three investments in real estate acquired from lending activities (i.e. through the receipt of the deeds-in-lieu of foreclosure on the properties that collateralized former non-performing loans). At December 31, 2025, three of these investments were classified as held for sale.

The following table summarizes the investments in real estate at December 31, 2025 (in thousands, except amounts in footnotes):

	December 31, 2025
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$74,468	$(7,797)	$66,671
Right of use assets (2)(3)	19,665	(1,024)	18,641
Intangible assets (4)	9,469	(3,342)	6,127
Subtotal	103,602	(12,163)	91,439

Investments in real estate from lending activities:
Investments in real estate (1)	$10,025	$(281)	$9,744
Right of use assets (2)(3)	399	(63)	336
Intangible assets (4)	364	(270)	94
Subtotal	10,788	(614)	10,174

Properties held for sale (5)	90,825	—	90,825
Total	205,215	(12,777)	192,438

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	19,565	620	20,185
Other liabilities	—	—	—
Lease liabilities (3)(6)	44,958	—	44,958
Subtotal	64,523	620	65,143

Investments in real estate from lending activities:
Other liabilities	41	(41)	—
Lease liabilities (3)(6)	378	—	378
Subtotal	419	(41)	378

Liabilities held for sale (7)	3,131	—	3,131
Total	68,073	579	68,652

Total net investments in real estate and properties held for sale (8)	$137,142		$123,786

(1)
Investments in real estate includes $15.2 million of land, which is not depreciable. Also includes $3.7 million of construction in progress, which is also not depreciable until placed in service.
(2)
Primarily comprises a $18.4 million right of use asset, associated with a ground lease referenced in footnote (6). Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally in December 2024, we entered into an operating lease associated with a parking lease at a newly acquired property. The associated right of use asset has a value of $322,000 at December 31, 2025.
(3)
Refer to Note 9 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.
(4)
Primarily comprises a franchise intangible of $3.5 million, a management contract intangible of $2.6 million, in-place lease intangible of $7,000 and a customer list intangible of $87,000.

(Back to Index)

(Back to Index)

(5)
Properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, an office property acquired via deed-in-lieu of foreclosure in June 2023 and one student housing property acquired in April 2022.
(6)
Primarily comprises a $44.7 million ground lease with a remaining term of 91 years. Lease expenses for the year ended December 31, 2025 were $2.8 million.
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

The Management Agreement’s current contract term ends on July 31, 2026, and the agreement provides for automatic one-year renewals on such date and on each July 31 thereafter until terminated. Our Board reviews our Manager’s performance annually. The Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. Our Board must provide 180 days’ prior notice of any such termination. If we terminate the Management Agreement, our Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by our Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

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

(Back to Index)

(Back to Index)

We believe that ACRES Realty Funding, Inc., (“ACRES RF”), the subsidiary that at December 31, 2025 held substantially all of our CRE loan assets, is excluded from Investment Company Act regulation under Section 3(c)(5)(C), a provision designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, at least 55% of ACRES RF’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act and interests in real properties, which we refer to as Qualifying Interests. Moreover, 80% of ACRES RF’s assets must consist of Qualifying Interests and other real estate-related assets. ACRES RF has not issued, and does not intend to issue, redeemable securities.

We treat our investments in CRE whole loans, A-notes, specific types of B-notes and specific types of mezzanine loans as Qualifying Interests for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C) to the extent such treatment is consistent with guidance provided by the Securities and Exchange Commission, or SEC, or its staff. We believe that SEC staff guidance allows us to treat B-notes as Qualifying Interests where we have unilateral rights to instruct the servicer to foreclose upon a defaulted mortgage loan, replace the servicer in the event the servicer, in its discretion, elects not to foreclose on such a loan, and purchase the A-note in the event of a default on the mortgage loan. We believe, based upon an analysis of existing SEC staff guidance, that we may treat mezzanine loans as Qualifying Interests where (i) the borrower is a special purpose bankruptcy-remote entity whose sole purpose is to hold all of the ownership interests in another special purpose entity that owns commercial real property, (ii) both entities are organized as limited liability companies or limited partnerships, (iii) under their organizational documents and the loan documents, neither entity may engage in any other business, (iv) the ownership interests of either entity have no value apart from the underlying real property which is essentially the only asset held by the property-owning entity, (v) the value of the underlying property in excess of the amount of senior obligations is in excess of the amount of the mezzanine loan, (vi) the borrower pledges its entire interest in the property-owning entity to the lender which obtains a perfected security interest in the collateral and (vii) the relative rights and priorities between the mezzanine lender and the senior lenders with respect to claims on the underlying property are set forth in an intercreditor agreement between the parties which gives the mezzanine lender certain cure and purchase rights in case there is a default on the senior loan. If the SEC staff provides future guidance that these investments are not Qualifying Interests, then we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as real estate-related assets or miscellaneous assets, as appropriate. Historically, we have held “whole pool certificates” in mortgage loans, although, at December 31, 2025 and 2024, we had no whole pool certificates in our portfolios. Pursuant to existing SEC staff guidance, we consider whole pool certificates to be Qualifying Interests. A whole pool certificate is a certificate that represents the entire beneficial interest in an underlying pool of mortgage loans. By contrast, a certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a Qualifying Interest for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test.

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

RCC TRS, LLC, 2901 Renaissance Holdings 1, LLC or 2901 Renaissance Holdings 2, LLC do not qualify for the Section 3(c)(5)(C) exclusion. However, we believe they qualify for exclusion under either Section 3(c)(1) or 3(c)(7). As required by these exclusions, we will not allow any of these entities to make, or propose to make, a public offering of its securities. In addition, with respect to those subsidiaries for which we rely upon the Section 3(c)(1) exclusion, and as required thereby, we limit the number of holders of their securities to not more than 100 persons calculated in accordance with the attribution rules of Section 3(c)(1), and with respect to those subsidiaries for which we rely on the Section 3(c)(7) exclusion, and as required thereby, we limit ownership of their securities to “qualified purchasers.” If we form other subsidiaries, we must ensure that they qualify for an exemption or exclusion from regulation under the Investment Company Act.

Moreover, we must ensure that ACRES Commercial Realty Corp. itself qualifies for an exclusion from regulation under the Investment Company Act. We do so by monitoring the value of our interests in our subsidiaries so that we can ensure that ACRES Commercial Realty Corp. satisfies the 40% test. Our interest in ACRES RF does not constitute an “investment security” for purposes of the 40% test, but our investments in the common shares of Resource Capital Trust I and RCC Trust II, both of which are held directly by ACRES Commercial Realty Corp., do. Accordingly, we must monitor the value of our interests in that subsidiary and those investments to ensure that the value of our interests in them does not exceed 40% of the value of our total assets.

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

Our equity holdings and, when we acquire debt interests in CRE debt securitizations, our debt interests, if any, generally are subordinate in right of payment to the other classes of debt securities issued by the CRE debt securitization entity. Accordingly, if over-collateralization tests are not met, distributions on the subordinated debt and equity we hold in these CRE debt securitizations will cease, resulting in a substantial reduction in our cash flow. Other tests (based on delinquency levels, interest coverage or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the CRE debt securitization entity. Although at December 31, 2025, all of our CRE debt securitizations met their performance tests, we cannot assure you that our CRE debt securitizations will satisfy the performance tests in the future. For information concerning compliance by our CRE debt securitizations with their over-collateralization tests and interest coverage tests, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

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

Increased consumer demand, along with tight labor markets and supply chain imbalances, have created inflationary pressure on the U.S. economy. Our ownership of commercial real estate can act as an effective hedge against inflation, since in an inflationary environment, increases in the cost of construction and higher mortgage rates are likely to make new supply more expensive, leading to a limited supply of buildings, which in turn increases both rental rates and property values. Further, the Federal Reserve may raise interest rates in an effort to combat inflation, and so the interest payable on our existing fixed rate debt on our real estate portfolio becomes relatively cheaper, and the rates on our floating rate loans and financing adjust accordingly.

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

(Back to Index)

(Back to Index)

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

We maintain an allowance for credit losses to provide for loan defaults and non-performance by borrowers of their obligations. Our allowance for credit losses may not be adequate to cover actual future loan losses and future provisions for credit losses could materially reduce our income. We base our allowance for credit losses on historical loss experience, current portfolio and market conditions and reasonable and supportable forecasts for the duration of each respective loan. However, losses have in the past, and may in the future, exceed our current estimates, and the difference could be substantial. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control and difficult to estimate, including changes in interest rates, changes in borrowers’ creditworthiness and the value of collateral securing loans. Additionally, if we seek to expand our loan portfolios, we may need to make additional provisions for credit losses to ensure that the allowance remains at levels deemed appropriate by our management for the size and quality of our portfolios. While we believe that our allowance for credit losses at December 31, 2025 is adequate to cover our anticipated losses, we cannot assure you that it will not increase in the future. Any increase in our allowance for credit losses will reduce our income and, if sufficiently large, could cause us to incur significant losses.

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

(Back to Index)

(Back to Index)

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

The statute permits exemptions from its provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder or the issuance of stock that resulted in the interested stockholder becoming subject to the statute if such issuance was approved by the board of directors or a committee of such board.

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

A REIT may own up to 100% of the securities of one or more TRSs. A TRS may earn types of income or hold assets that would not be qualifying income or assets if earned or held directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns, whether or not it distributes that income to us. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Exantas Real Estate TRS, Inc. (“XAN RE TRS”) will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. Income that is not distributed to us by XAN RE TRS will not be subject to the REIT 90% distribution requirement and therefore will not be available for distributions to our stockholders. We anticipate that the aggregate value of the securities we hold in our TRS will be less than 25% of the value of our total assets, including our TRS securities. We will monitor the compliance of our investments in TRSs with the rules relating to value of assets and transactions not on an arm’s-length basis. We cannot assure you, however, that we will be able to comply with such rules.

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

Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals (20% for those with taxable income above certain thresholds that are adjusted annually under current law). The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs. However, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. Dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) or $250,000 (if married and filing jointly).

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

(Back to Index)

(Back to Index)

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

Our Company’s Board and the audit committee are jointly responsible for overseeing our overall risk assessment and risk management program as well as our Manager’s policies and practices related to our information technology systems, information security and cybersecurity risks. The Company’s Board and the audit committee review at least annually our enterprise risks and related risk management program. In addition, the Company’s Board receives periodic reports from our cybersecurity compliance firm on the primary cybersecurity risks that we and our Manager face and the measures we are taking to mitigate such risks. The chair of the audit committee would be notified following any cybersecurity incident meeting specified severity levels, and the Company’s Board would also be expected to review the Manager’s materiality assessment regarding any cybersecurity incident requiring disclosure to the SEC.

ITEM 2. PROPERTIES

We maintain offices in Uniondale, New York; New York City, New York and Philadelphia, Pennsylvania. Our principal office is located in leased space at 390 RXR Plaza, Uniondale, New York 11556. We do not own any material principal real property, other than certain investments in real estate properties.

ITEM 3. LEGAL PROCEEDINGS

Refer to “Part II - Item 8. Financial Statements and Supplementary Data – Note 21 - Commitments and Contingencies” for the applicable disclosures.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “ACR”.

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) which requires that we distribute at least 90% of our REIT taxable income. During the year ended December 31, 2025, all taxable income was distributed to our preferred shareholders, and therefore, no common share distribution was required. Our board of directors, (our "Board"), is responsible for the establishment and evaluation of a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

At December 31, 2025, we had $32.1 million of cumulative NOL to carry forward to future years. NOLs can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act (“TCJA”) along with revisions made by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act reduced the deduction for NOLs to 80% of taxable income and granted an indefinite carryforward period. Additionally, we have cumulative total net capital losses of $115.9 million, which expired on December 31, 2025, if not utilized on our tax return to be filed in October 2026.

We also have tax assets in our taxable REIT subsidiaries (“TRS”). These tax assets are analyzed and disclosed quarterly in our financial statements. At December 31, 2025, our TRS had $62.0 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $22.2 million of NOLs with an indefinite carryforward period. We also have $20.8 million of CLCFs from prior years, which are set to expire on December 31, 2029.

At March 6, 2026, there were 7,131,101 shares of common stock outstanding held by 180 holders of record. The 180 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

The following table summarizes certain information about our 2005 Stock Incentive Plan, Third Amended and Restated Omnibus Equity Compensation Plan and ACRES Commercial Realty Corp. Manager Incentive Plan at December 31, 2025:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation approved by security holders:
Restricted stock (1)	328,586	N/A
Equity compensation plans not approved by security holders	N/A	N/A
Total	328,586		700,822

(Back to Index)

(Back to Index)

(1)
All restricted stock awards consist of unvested shares.

Our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, is listed on the NYSE and trades under the symbol “ACRPrC.” We have declared and paid dividends through January 2026. No dividends are currently in arrears on the Series C Preferred Stock.

Our 7.875% Series D Cumulative Redeemable Preferred Stock, or Series D Preferred Stock, is listed on the NYSE and trades under the symbol “ACRPrD.” In October 2021, we and our Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent, pursuant to which we may issue and sell from time to time up to 2.2 million shares of the Series D Preferred Stock. We have declared and paid dividends through January 2026. No dividends are currently in arrears on the Series D Preferred Stock.

Issuer Purchases of Equity Securities

In March 2016, our Board approved a securities repurchase program. In November 2020, our Board authorized and approved the continued use of our existing share repurchase program in order to repurchase up to $20.0 million of our outstanding shares of common stock. In July 2021, the authorized amount was fully utilized.

In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase an additional $20.0 million of our outstanding common stock. From November 2023 through October 2025, our Board authorized and approved the repurchase of an additional $32.5 million of outstanding shares of both common and preferred stock. In December 2025, the authorized amount was fully utilized.

The following table presents information about our common stock repurchases made during the year ended December 31, 2025 in accordance with our repurchase program (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 2, 2025 - January 31, 2025	44,306	$17.38	44,306	$4,030
February 3, 2025 - February 28, 2025	72,858	19.31	72,858	2,624
March 3, 2025 - March 31, 2025	103,024	21.35	103,024	426
April 1, 2025 - April 30, 2025	19,622	21.70	19,622	-
May 1, 2025 - May 30, 2025	111,192	18.88	111,192	7,903
June 2, 2025 - June 30, 2025	140,747	18.10	140,747	5,359
July 1, 2025 - July 31, 2025	106,874	18.10	106,874	3,427
August 1, 2025 - August 29, 2025	6,290	20.79	6,290	3,296
September 2, 2025 - September 30, 2025	39,930	21.10	39,930	2,454
October 1, 2025 - October 31, 2025	88,359	20.23	88,359	8,169
November 3, 2025 - November 28, 2025	404,281	20.20	404,281	12
December 1, 2025 - December 31, 2025	450	23.97	450	-

(1)
The average price paid per share as reflected above includes broker fees and commissions.

(Back to Index)

(Back to Index)

Performance Graph

The following line graph presentation compares cumulative total shareholder returns on our common stock with the Russell 2000 Index and the FTSE NAREIT All REIT Index for the period from December 31, 2020 to December 31, 2025. The graph and table assume that $100 was invested in each of our common stock, the Russell 2000 Index and the FTSE NAREIT All REIT Index on December 31, 2020, and that all dividends were reinvested. This data is furnished by the Research Data Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ACRES Commercial Realty Corp., the Russell 2000 Index
and the FTSE Nareit All REITs Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
ACRES Commercial Realty Corp.
Russell 2000
FTSE Nareit All REITs

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.

ITEM 6. [RESERVED]

(Back to Index)

(Back to Index)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report as that disclosure is included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission ("SEC") on March 17, 2025. You are encouraged to reference the discussion and analysis of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2024 in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" within that report.

Overview

We are a Maryland corporation and an externally-managed real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate ("CRE") mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. Our manager is ACRES Capital, LLC (our "Manager"), a subsidiary of ACRES Capital Corp. (collectively, "ACRES"), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial properties in top United States ("U.S.") markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our longer-term objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies, as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio.

Currently, markets are grappling with trade tensions, geopolitical tensions, the risk of increased tariffs, inflation and labor volatility. These market pressures have caused continued disruption in many market segments, including the financial services, real estate and credit markets and these disruptions have affected the availability and the cost of capital. The increase in the cost of capital is expected to cause dislocations in various investment and financing markets in which we participate as we and other market participants adjust to the new financing environment.

Since September 2024, the U.S. Federal Reserve lowered the Federal Funds rate by 1.75% in six rate cuts reaching its lowest levels since 2022. Lowering rates and decreasing costs may encourage consumer spending and accelerate corporate profit growth, which may positively impact the credit profile of the collateral underlying our loans and positively impact our borrowers' ability to sell or refinance in the current market; however, lower rates would also correlate to decreases in our net income. There is also no certainty with respect to the timing and pace of potential future decreases or if such decreases will continue to occur.

The multifamily real estate market continues to be a competitive market, and as a result of investors' continued confidence in that asset class, the market for those assets continues to experience spread compression on newly originated deals. Furthermore, the office property market continues to experience high vacancies, slower leasing activity and current tenants reevaluating their needs for physical office space due to remote-work trends across the country. These factors, coupled with inflation, higher interest rates and dislocations in market liquidity, have converged to create higher levels of uncertainty surrounding property values, which in turn, also negatively impact borrowers' ability and willingness to financially support and standby their investments in their office properties, their abilities to sell or refinance their positions in the current market and ultimately our financial results.

In response, we continue to manage corporate liquidity actively and responsibly, manage our CRE assets through a solutions-based approach with our borrowers and manage our daily operations in light of changing macroeconomic circumstances. Our Manager also continuously monitors for new capital opportunities and selectively executes on agreements that are expected to enhance our returns.

We originate transitional floating-rate CRE loans with a target size between $10.0 million and $100.0 million. During the year ended December 31, 2025, we originated 14 new CRE floating-rate whole loans, with total commitments of $733.0 million, one new $15.0 million CRE mezzanine loan, one new $9.3 million CRE preferred equity investment and net funded commitments of $3.1 million. Loan payoffs and sales during the year ended December 31, 2025 were $418.9 million, producing a net increase to the portfolio of $341.5 million. During the year ended December 31, 2024, we selectively originated one floating-rate CRE loan, with a total commitment of $47.9 million. Loan payoffs during the year ended December 31, 2024 were $377.6 million, along with loan foreclosures of $37.7 million, partially offset by net funded commitments of $5.9 million, producing a net decrease to the portfolio of $361.5 million.

Our CRE loan portfolio, which had carrying values of $1.8 billion and $1.5 billion at December 31, 2025 and 2024, respectively, comprised:

(Back to Index)

(Back to Index)

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, student housing, hospitality, office, self-storage, mixed-use and retail. All but three of our CRE whole loans were current on contractual payments at December 31, 2025.
•
Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At December 31, 2025, no individual mezzanine loans were included in CRE loans held for investment on our consolidated balance sheet. At December 31, 2024, we had one individual mezzanine loan included in CRE loans held for investment on our consolidated balance sheet that had no carrying value.
•
Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments. At December 31, 2025, we had one preferred equity investment included in CRE loans held for investment with a carrying value of $9.2 million. We also hold the first mortgage CRE whole loan on the underlying collateral for this investment. At December 31, 2024, we had no preferred equity investments included in CRE loans held for investment.

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

In a business environment where benchmark rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In certain cases, the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At December 31, 2025, 76.5% of the par value of our CRE loan portfolio had interest rate caps or funded debt service reserves in place. Our interest rate caps have a weighted-average maturity of 15 months.

At December 31, 2025, our par-value $1.8 billion floating rate CRE loan portfolio had a weighted average benchmark floor of 1.78%. At December 31, 2024, our par-value $1.5 billion floating rate CRE loan portfolio, which included one whole loan without a benchmark floor, had a weighted average benchmark floor of 0.97%. With the current trend of decreasing benchmark rates, we have seen the coupons on all of our floating-rate assets and debt decrease accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark interest rates are above our loan floors, the decrease in interest rates resulted in a decrease in our net interest income. See "Interest Rate Risk" in "Item 7A: Quantitative and Qualitative Disclosures About Market Risk."

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types and locations. Multifamily continues to comprise the majority of our portfolio, with 81.9% of our portfolio allocated to multifamily at December 31, 2025 and 77.4% at December 31, 2024. The following charts show our portfolio allocation at carrying value by property type at December 31, 2025 and 2024:

PROPERTY TYPE AT DECEMBER 31, 2025

Hotel, 3.2%
Office, 12.7%
Mixed-Use, 1.4%
Self-Storage, 0.8%
Multifamily, 81.9%

PROPERTY TYPE AT DECEMBER 31, 2024

Office
16.2%
Hotel 3.9%
Self-Storage
2.5%
Multifamily
77.4%

(Back to Index)

(Back to Index)

Our properties are located throughout the U.S., with two and one National Council of Real Estate Investment Fiduciaries (“NCREIF”) regions, the Southwest and Southeast at December 31, 2025 and Southwest at December 31, 2024, in excess of 20% of the total portfolio carrying value. The following charts shows our portfolio allocation by property type at December 31, 2025 and 2024:

GEOGRAPHIC AREA AT DECEMBER 31, 2024

Pacific
10.1%
Mountain
19.2%
West North
Central 2.7%
East North Central
3.2%
Southwest
25.0%
Southeast
16.5%
Northeast
10.7%
Mid Atlantic
12.6%

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. During the year ended December 31, 2025, we acquired one property via foreclosure valued at $75.8 million that was contributed to a joint venture with an unrelated third-party. During the year ended December 31, 2024, we acquired one property via deed-in-lieu of foreclosure and one property via foreclosure, valued at $20.3 million and $30.9 million, respectively, each of which was immediately contributed to joint ventures with unrelated third-parties. Each of these investments is reported as investments in an unconsolidated entity on our consolidated balance sheet at December 31, 2025.

Additionally, we acquired two properties via foreclosure during the year ended December 31, 2024 that are held as investments in real estate. These properties had values of $17.5 million and $9.4 million, at the time of foreclosure. In December 2024, we sold an office property located in the Northeast region for $20.0 million and generated a net gain on the sale of $7.5 million. During the year

(Back to Index)

(Back to Index)

ended December 31, 2025, we sold two properties consisting of one student housing project in the Southeast region for $106.8 million that generated a net gain of $13.1 million and an office complex located in the Southwest region for $16.5 million that generated a net loss of $1.5 million.

At December 31, 2025, the net carrying value of our net real estate-related assets and liabilities was $123.8 million on six properties owned, three of which are included in investments in real estate and three of which are included in properties held for sale on our consolidated balance sheets.

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

At December 31, 2025 and 2024, our financing arrangements were as follows (dollars in thousands):

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2025:
CRE - term reinvestment financing facility (1)(2)	$728,167	47.1%
CRE - term warehouse financing facilities(1)	533,862	34.6%
Senior secured financing facility(1)	61,645	4.0%
Mortgage payable(1)	20,185	1.3%
5.75% Senior Unsecured Notes	149,531	9.7%
Unsecured junior subordinated debentures	51,548	3.3%
Total	$1,544,938	100.0%

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2024:
CRE debt securitizations(1)(3)	$862,804	63.4%
CRE - term warehouse financing facilities(1)	156,739	11.6%
Senior secured financing facility(1)	60,910	4.5%
Mortgages payable(1)	79,556	5.8%
5.75% Senior Unsecured Notes	148,814	10.9%
Unsecured junior subordinated debentures	51,548	3.8%
Total	$1,360,371	100.0%
(1)
Represents an asset-specific borrowing.
(2)
Our CRE - term reinvestment financing facility provides for a two-year reinvestment period that allows us to reinvest CRE loan payoffs and principal paydown proceeds into the reinvestment facility and pending certain eligibility criteria are met.
(3)
In March 2025, we exercised the optional redemption on ACR 2021-FL1 and ACR 2021-FL2 in conjunction with the closing of the CRE term reinvestment facility.

We reevaluate our current expected credit losses ("CECL") allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At December 31, 2025, the CECL allowance on our CRE loan portfolio was $20.4 million, or 1.1% of our $1.8 billion loan portfolio. During the year ended December 31, 2025, we recorded a reversal of credit losses primarily driven by net improvements in the modeled credit risk of our loan portfolio as well as loan payoffs. These reversals were offset by a general decline in projected macroeconomic factors. We also recorded a charge-off of $4.7 million for one mezzanine loan that was fully reserved for in 2022.

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

Additionally, the decline in our CECL reserves from our highest reserve balance at June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at December 31, 2025 of $20.4 million, or 1.1% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, the overall newer vintage of our CRE loan portfolio (with only 4.1% of the portfolio, at December 31, 2025, being originated prior to the fourth quarter of 2020) as well as the increased percentage allocation of our CRE loan portfolio to multifamily

(Back to Index)

(Back to Index)

loans over time. Multifamily loans have historically had the lowest credit losses of any asset class, and our percentage allocation of our CRE loan portfolio to multifamily at carrying value has grown from 58.4% at June 30, 2020 to 81.9% at December 31, 2025.

Common stock book value was $30.01 per share at December 31, 2025, an increase of $1.14 per share or 4% from December 31, 2024.

Results of Operations

Our net income allocable to common shares for the year ended December 31, 2025 was $239,000, or $0.03 per share-basic ($0.03 per share-diluted), as compared to net income allocable to common shares of $9.1 million, or $1.19 per share-basic ($1.15 per share-diluted), for the year ended December 31, 2024.

Net Interest Income

The following table analyzes the change in interest income and interest expense for the comparative years ended December 31, 2025 and 2024 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
(Decrease) increase in interest income:
CRE whole loans (2)	$(38,665)	(25)%	$(22,297)	$(16,368)
CRE mezzanine loans	1,679	100%	1,679	—
CRE preferred equity loan	249	100%	249	—
Other	(1,376)	(57)%	(935)	(441)
Total decrease in interest income	(38,113)	(24)%	(21,304)	(16,809)

(Decrease) increase in interest expense:
Securitized borrowings:
ACR 2021-FL1 Senior Notes	(36,206)	(85)%	(35,058)	(1,148)
ACR 2021-FL2 Senior Notes	(29,845)	(82)%	(28,919)	(926)
Senior secured financing facility	(651)	(10)%	(56)	(595)
CRE - term warehouse financing facilities	(3,908)	(27)%	(357)	(3,551)
CRE - term reinvestment financing facility	40,907	100%	40,907	—
5.75% Senior Unsecured Notes (3)	43	—%	43	—
Unsecured junior subordinated debentures	(499)	(10)%	—	(499)
Hedging	3	—%	—	3
Other	6	100%	6	—
Total decrease in interest expense	(30,150)	(26)%	(23,434)	(6,716)
Net (decrease) increase in net interest income	$(7,963)		$2,130	$(10,093)

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the year ended December 31, 2024.
(2)
Includes a decrease in fee income of $2.4 million recognized on our CRE whole loans that was due to changes in volume.
(3)
Net change pertains to amortization expense and is reflected in the change in volume.

Net Change in Interest Income for the Comparative Years Ended December 31, 2025 and 2024:

Aggregate interest income decreased by $38.1 million for the comparative years ended December 31, 2025 and 2024. We attribute the change to the following:

CRE whole loans. The decrease of $38.7 million for the comparative years ended December 31, 2025 and 2024 was primarily attributable to a decrease in (i) the daily average par value of our CRE portfolio resulting from loan payoffs and foreclosures and (ii) the benchmark rate over the comparative periods.

(Back to Index)

(Back to Index)

CRE mezzanine loans. The increase of $1.7 million for the comparative years ended December 31, 2025 and 2024 was primarily attributable to the origination of a mezzanine loan in March 2025.

CRE preferred equity loan. The increase of $249,000 for the comparative years ended December 31, 2025 and 2024 was primarily attributable to the origination of a preferred equity loan in September 2025.

Other. The decrease of $1.4 million for the comparative years ended December 31, 2025 and 2024 was primarily attributable to a decrease in (i) restricted cash in our CRE securitizations and (ii) yields on our interest earning money market accounts.

Net Change in Interest Expense for the Comparative Years Ended December 31, 2025 and 2024:

Aggregate interest expense decreased by $30.2 million for the comparative years ended December 31, 2025 and 2024. We attribute the change to the following:

Securitized borrowings. The net decrease of $66.1 million for the comparative years ended December 31, 2025 and 2024 was primarily attributable to the redemptions of our ACR 2021-FL1 and ACR 2021-FL2 securitizations and a decrease in the benchmark rate over the comparative periods.

Senior secured financing facility. The decrease of $651,000 for the comparative years ended December 31, 2025 and 2024 was primarily attributable to a decrease in the benchmark rate over the comparative periods.

CRE - term warehouse financing facilities. The decrease of $3.9 million for the comparative years ended December 31, 2025 and 2024 was primarily attributable to a decrease in the benchmark rate over the comparative periods and paydowns on our borrowings.

CRE - term reinvestment financing facility. The increase of $40.9 million for the comparative years ended December 31, 2025 and 2024 was primarily attributable to the formation of our new CRE term reinvestment financing facility.

Unsecured junior subordinated debentures. The decrease of $499,000 for the comparative years ended December 31, 2025 and 2024 was attributable to a decrease in benchmark rates over the comparative periods.

Average Net Yield and Average Cost of Funds:

The following table presents the average net yield and average cost of funds for the years ended December 31, 2025 and 2024 (dollars in thousands, except amounts in footnotes):

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,514,177	$116,198	7.67%	$1,674,824	$154,862	9.22%
CRE mezzanine loans	12,573	1,678	13.17%	4,700	—	—%
CRE preferred equity loan	2,356	249	10.58%	—	—	—%
Other	33,942	1,024	3.02%	60,760	2,400	3.94%
Total interest income/average net yield	1,563,048	119,149	7.62%	1,740,284	157,262	9.01%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,042,208	(70,580)	(6.77)%	1,291,633	(100,283)	(7.74)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	149,171	(9,342)	(6.26)%	148,475	(9,299)	(6.25)%
Unsecured junior subordinated debentures	51,548	(4,414)	(8.45)%	51,548	(4,913)	(9.37)%
Hedging (5)	—	(1,600)	—%	—	(1,597)	—%
Other	—	(6)	—%	—	—	—%
Total interest expense/average cost of funds	1,242,927	(85,942)	(6.78)%	1,491,656	(116,092)	(7.65)%
Total net interest income		$33,207			$41,170

(Back to Index)

(Back to Index)

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $4.2 million and $6.6 million recognized on our floating-rate CRE whole loans for the years ended December 31, 2025 and 2024, respectively.
(3)
Includes amortization expense of $4.8 million and $5.3 million for the years ended December 31, 2025 and 2024, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $717,000 and $674,000 for the years ended December 31, 2025 and 2024, respectively.
(5)
Includes net amortization expense of $1.6 million for each of the years ended December 31, 2025 and 2024 on 20 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the comparative years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$46,606	$42,170	$4,436	11%
Other revenue	133	148	(15)	(10)%
Total	$46,739	$42,318	$4,421	10%

Aggregate real estate income and other revenue increased by $4.4 million for the comparative years ended December 31, 2025 and 2024. The increase year over year is attributed to: (i) incremental increase in revenues from the asset acquisitions in the third quarter of 2024 of a multifamily property and an office property through foreclosures, (ii) increased revenues from a hotel property that had increased average daily rates for the comparative periods and (iii) an increase in revenue related to a student housing property that completed construction and became operational in August 2024. This was partially offset by a decrease in revenues from a hotel property that had decreased average daily rates for the comparative periods.

Operating Expenses

Year Ended December 31, 2025 as compared to the Year Ended December 31, 2024

The following table sets forth information relating to our operating expenses for the years presented (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Operating expenses:
General and administrative	$11,304	$10,691	$613	6%
Real estate expenses	51,325	46,896	4,429	9%
Management fees - related party	6,411	6,498	(87)	(1)%
Equity compensation - related party	2,147	2,957	(810)	(27)%
Corporate depreciation and amortization	78	57	21	37%
(Reversal of) provision for credit losses, net	(7,749)	4,790	(12,539)	(262)%
Total	$63,516	$71,889	$(8,373)	(12)%

Aggregate operating expenses decreased by $8.4 million for the comparative years ended December 31, 2025 and 2024. We attribute the changes to the following:

(Back to Index)

(Back to Index)

General and administrative. General and administrative expenses increased by $613,000 for the comparative years ended December 31, 2025 and 2024. The following table summarizes the information relating to our general and administrative expenses for the years presented (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
General and administrative
Professional services	$5,882	$5,572	$310	6%
Wages and benefits	1,383	1,341	42	3%
D&O insurance	983	992	(9)	(1)%
Operating expenses	1,305	919	386	42%
Dues and subscriptions	740	832	(92)	(11)%
Director fees	815	863	(48)	(6)%
Tax penalties, interest & franchise tax	84	94	(10)	(11)%
Travel	112	78	34	44%
Total	$11,304	$10,691	$613	6%

The increase in general and administrative expense for the comparative years ended December 31, 2025 and 2024 was primarily attributable to (i) increased professional services related to construction consulting fees paid to third parties and legal expenses related to an amendment to our term reinvestment financing facility, partially offset by a decline in trustee fees related to our securitizations and (ii) an increase in operating expenses related to new office space, partially offset by a decrease in dues and subscriptions related to a decrease in total costs relating to ratings fees.

Real estate expenses. The increase of $4.4 million for the comparative years ended December 31, 2025 and 2024 was primarily related to (i) an increase in expenses related to a student housing property that completed construction and became operational in August 2024, (ii) asset acquisitions in the third quarter of 2024 of a multifamily property and an office property each through deed-in-lieu of foreclosure and (iii) an increase in expenses at a hotel property that had an incremental increase in operating expenses. This was partially offset by (i) a sale of an office property in December 2024 that had no operations in 2025 and (ii) an incremental decrease in operating expenses related to a hotel property with lower occupancy.

Equity compensation - related party. The decrease of $810,000 for the comparative years ended December 31, 2025 and 2024 was primarily related to the vesting of restricted shares, which decreased the monthly equity compensation expense.

(Reversal of) provision for credit losses, net. The decrease of $12.5 million for the comparative years ended December 31, 2025 and 2024 was primarily driven by net improvements in the modeled credit risk of our CRE loan portfolio as well as payoffs, offset by a general decline in projected macroeconomic factors during the periods. We also recorded a $4.7 million charge-off as of December 31, 2025. Please refer to the "Financing Receivables" section for more information on our provision for credit losses.

Other Income (Expense)

Year Ended December 31, 2025 as compared to Year Ended December 31, 2024

The following table sets forth information relating to our other income (expense) incurred for the years presented (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Other income (expense):
Equity in losses of unconsolidated subsidiaries	$(1,727)	$(912)	$(815)	89%
Gain on conversion of real estate	—	8,637	(8,637)	(100)%
Gain on sale of investment in real estate	11,674	7,506	4,168	56%
Other income	1,516	1,991	(475)	(24)%
Total	$11,463	$17,222	$(5,759)	(33)%

(Back to Index)

(Back to Index)

Aggregate other income (expense) decreased $5.8 million for the comparative years ended December 31, 2025 and 2024. We attribute the change to the following:

Equity in losses of unconsolidated subsidiaries. The decrease of $815,000 for the comparative years ended December 31, 2025 and 2024 was primarily related to two unconsolidated entity formations after June 30, 2024, and an additional unconsolidated entity formation in March 2025. These unconsolidated entities had losses for the year ended December 31, 2025.

Gain on conversion of real estate. The decrease of $8.6 million for the comparative years ended December 31, 2025 and 2024 was primarily attributed to the completion of two foreclosures that generated non-recurring unrealized gains of $5.8 million, in the first quarter of 2024, and $2.8 million, in the third quarter of 2024, as the fair value of both properties exceeded the amortized cost basis of the loans at the time of foreclosure. There were no gains on conversion of real estate during the year ended December 31, 2025.

Gain on sale of real estate. The increase of $4.2 million for the comparative years ended December 31, 2025 and 2024 was primarily attributed to the sale of a property generating a one time gain of $13.1 million which was offset by a one time loss of $1.5 million on a sale of a property in December 2025, compared to the sale of an office property in the Northeast region during the year ended December 31, 2024 that generated a non-recurring gain of $7.5 million.

Other Income. The decrease of $475,000 during the comparative years ended December 31, 2025 and 2024 is primarily attributed to the reversal of a representations and warranty reserve related to a discontinued residential lending business that occurred in 2024.

Financial Condition

Summary

Our total assets were $2.2 billion at December 31, 2025 as compared to $1.9 billion at December 31, 2024.

(Back to Index)

(Back to Index)

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at December 31, 2025 and 2024 as follows (dollars in thousands, except amounts in footnotes):

At December 31, 2025	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$1,820,942	$1,800,784	91.74%	7.32%
CRE preferred equity investment	9,425	9,185	0.47%	10.00%
	1,830,367	1,809,969	92.21%
Other investments:
Investments in unconsolidated entities	29,237	29,237	1.49%	N/A(5)
Investments in real estate(2)	56,277	56,277	2.86%	N/A(5)
Properties held for sale(3)	67,509	67,509	3.44%	N/A(5)
	153,023	153,023	7.79%

Total investment portfolio	$1,983,390	$1,962,992	100.00%

At December 31, 2024	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$1,482,692	$1,454,545	87.41%	8.31%
CRE mezzanine loans(4)	4,700	—	0.00%	10.00%
	1,487,392	1,454,545	87.41%
Loans held for sale:
CRE whole loan	11,100	11,100	0.67%	13.14%
	11,100	11,100	0.67%
Other investments:
Investments in unconsolidated entities	21,857	21,857	1.31%	N/A(5)
Investments in real estate(2)	58,283	58,283	3.50%	N/A(5)
Properties held for sale(3)	118,344	118,344	7.11%	N/A(5)
	198,484	198,484	11.92%

Total investment portfolio	$1,696,976	$1,664,129	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $20.4 million and $32.8 million at December 31, 2025 and 2024, respectively.
(2)
Includes real estate related right of use assets of $19.0 million and $19.3 million, intangible assets of $6.2 million and $7.0 million and lease liabilities of $45.3 million and $44.6 million at December 31, 2025 and 2024, respectively. Also includes other liabilities of $12,000 at December 31, 2024.
(3)
Includes properties held for sale-related liabilities of $3.1 million and $3.2 million at December 31, 2025 and 2024, respectively. Additionally, includes real estate related right of use assets of $5.4 million, intangible assets of $2.7 million, and mortgages payable of $20.2 million and $79.6 million at December 31, 2025 and 2024, respectively.
(4)
Includes one mezzanine loan with a coupon rate of 10% that is non-accrual at December 31, 2024.
(5)
There are no stated rates associated with these investments.

CRE loans. During the year ended December 31, 2025, we originated 14 CRE floating-rate whole loans, with total commitments of $733.0 million, one $15.0 CRE mezzanine loan, one new $9.3 million CRE preferred equity investment and net funded commitments of $3.1 million. We received $418.9 million in proceeds from loan payoffs and sales, producing a net increase of $336.8 million in the par balance of the portfolio.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At December 31, 2025:
Whole loans (5)(6)(7)	53	$1,828,299	$(7,357)	$1,820,942	$(20,158)	$1,800,784	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2026 to May 2030
Preferred equity investment (see Note 3) (8)		9,511	(86)	9,425	(240)	9,185	10.00%	October 2028
Total		$1,837,810	$(7,443)	$1,830,367	$(20,398)	$1,809,969

At December 31, 2024:
Whole loans (5)(6)(7)	52	$1,484,997	$(2,305)	$1,482,692	$(28,147)	$1,454,545	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2025 to January 2030
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,489,697	$(2,305)	$1,487,392	$(32,847)	$1,454,545

(1)
Amounts include unamortized loan origination fees of $6.6 million and $1.3 million and deferred amendment fees of $852,000 and $985,000 at December 31, 2025 and 2024, respectively.
(2)
References to ("1M Term SOFR") are one-month Term SOFR. Weighted-average one-month benchmark rates were 3.83% and 4.58% at December 31, 2025 and 2024, respectively. Additionally, weighted-average benchmark rate floors were 1.78% and 0.97% at December 31, 2025 and 2024, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude two and one whole loans, with amortized costs of $37.9 million and $5.6 million, in maturity default at December 31, 2025 and 2024, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at December 31, 2025 and 2024.
(6)
CRE whole loans had $88.6 million and $94.0 million in unfunded loan commitments at December 31, 2025 and 2024, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.
(7)
Includes four mezzanine loans of $17.8 million, at amortized cost, with three having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at December 31, 2025. Includes two mezzanine loans of $3.5 million, at amortized cost, that have fixed interest rates of 15.0% at December 31, 2024. Because we are also the first mortgage lender on these loans, we consider the first mortgage and mezzanine loans together as one whole loan.
(8)
We had one preferred equity investment associated with a CRE whole loan at December 31, 2025. We had no preferred equity investments associated with CRE whole loans at December 31, 2024. Our preferred equity investment has a fixed interest rate of 10%, of which 4.0% interest is deferred until maturity.

At December 31, 2025, 24.2%, 20.6% and 14.0% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Southeast and Pacific regions, respectively, as defined by NCREIF. At December 31, 2024, 25.0%, 19.2% and 16.5% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Mountain and Southeast regions, respectively. At December 31, 2025 and 2024, no single loan or investment represented more than 10% of our total assets. For the year ended December 31, 2025, one investment group generated 14.0% of our revenue, while for the year ended December 31, 2024, no single investment group generated over 10% of our total revenue.

Investments in unconsolidated entities. Our investments in unconsolidated entities at December 31, 2025 comprised a 100% interest in the common shares of Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), with a carrying value of $1.5 million in the aggregate, or 3.0% of each trust, our investment in 65 E. Wacker Joint Venture, LLC (the "Wacker JV"), representing a 90% interest in a joint venture formed for the purpose of converting an office property in the East North Central region to multifamily units with a carrying value of $27.7 million, our investment in 7720 McCallum JV, LLC (the "McCallum JV"), representing a 50% interest in a joint venture for a multifamily unit property in the Southwest region with no carrying value, and our investment in Pacmulti Affiliates, LLC (the "Pacmulti JV"), representing a 50% interest in a joint venture for a multifamily unit property in the Mid-Atlantic region with no carrying value. Our investments in unconsolidated entities at December 31, 2024 comprised our investments in RCT I and RCT II, Wacker JV and the McCallum JV.

We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method. We record our investment in the Wacker JV, the McCallum JV and the Pacmulti JV as equity method investments.

(Back to Index)

(Back to Index)

Investments in real estate and properties held for sale. At December 31, 2025, we held investments in six real estate properties, three of which are included in investments in real estate and three of which are included in properties held for sale on the consolidated balance sheets.

During the year ended December 31, 2025, we sold our interest in a student housing project for $106.8 million and generated a one-time gain on the sale of real estate for $13.1 million. Additionally, we sold an office complex for $16.5 million and generated a one time loss on the sale of real estate for $1.5 million.

The following table summarizes the book value of our investments in real estate and related intangible assets at December 31, 2025 (in thousands, except amounts in the footnotes):

	December 31, 2025
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$74,468	$(7,797)	$66,671
Right of use assets (2)(3)	19,665	(1,024)	18,641
Intangible assets (4)	9,469	(3,342)	6,127
Subtotal	103,602	(12,163)	91,439

Investments in real estate from lending activities:
Investments in real estate (1)	$10,025	$(281)	$9,744
Right of use assets (2)(3)	399	(63)	336
Intangible assets (4)	364	(270)	94
Subtotal	10,788	(614)	10,174

Properties held for sale (5)	90,825	—	90,825
Total	205,215	(12,777)	192,438

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	19,565	620	20,185
Other liabilities	—	—	—
Lease liabilities (3)(6)	44,958	—	44,958
Subtotal	64,523	620	65,143

Investments in real estate from lending activities:
Other liabilities	41	(41)	—
Lease liabilities (3)(6)	378	—	378
Subtotal	419	(41)	378

Liabilities held for sale (7)	3,131	—	3,131
Total	68,073	579	68,652

Total net investments in real estate and properties held for sale (8)	$137,142		$123,786
(1)
Investments in real estate includes $15.2 million of land, which is not depreciable. Also includes $3.7 million of construction in progress, which is also not depreciable until placed in service.
(2)
Primarily comprised of an $18.4 million right of use asset, associated with the ground lease disclosed in footnote (6) below accounted for as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally we have an operating lease with a value of $322,000 at December 31, 2025 associated with a parking lease.
(3)
Refer to Note 9 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.
(4)
Primarily comprised of a franchise intangible of $3.5 million, a management contract intangible of $2.6 million, in-place lease intangible of $7,000 and a customer list intangible of $87,000.

(Back to Index)

(Back to Index)

(5)
At December 31, 2025, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, an office property acquired via deed-in-lieu of foreclosure in June 2023 and a student housing property acquired in April 2022.
(6)
Primarily comprised of a $44.7 million ground lease with a remaining term of 91 years. Lease expense for the year ended December 31, 2025 was $2.8 million.
(7)
Comprised an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

Financing Receivables

The following table shows the activity in the allowance for credit losses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Allowance for credit losses at beginning of period	$32,847	$28,757
(Reversal of) provision for credit losses	(7,749)	4,790
Charge-offs	(4,700)	(700)
Allowance for credit losses at end of period	$20,398	$32,847

During the year ended December 31, 2025, we recorded reversals of expected credit losses of $7.7 million, primarily attributable to net improvements in the modeled credit risk of our loan portfolio as well as loan payoffs. These reversals were offset by a general decline in projected macroeconomic factors. We also recorded a charge-off of $4.7 million for one mezzanine loan that was previously fully reserved.

During the year ended December 31, 2024, we recorded a net provision for expected credit losses of $4.8 million, primarily driven by a general decline of macroeconomic factors over the year as well as an increase in modeled credit risk in our portfolio offset by loan payoffs. We also recorded a charge-off of $700,000 for one CRE whole loan held for sale.

At December 31, 2025, we did not individually evaluate any loans.

During fiscal year 2025 and at December 31, 2024, we individually evaluated the following loan for which a resolution was reached:

•
One office mezzanine loan in the Northeast region with a principal balance of $4.7 million at December 31, 2024. We fully reserved this loan in the fourth quarter of 2022. The loan entered payment default in February 2023 and was placed on nonaccrual status. In December 2025, the third party lender of the related senior loan foreclosed on the asset. We charged off the $4.7 million specific reserve.

During fiscal year 2024, we individually evaluated one additional loan for which a resolution was reached:

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At December 31, 2025:
Whole loans	$28,137	$938,416	$470,871	$377,904	$5,614	$1,820,942
Preferred equity investment	—	9,425	—	—	—	9,425
Total	$28,137	$947,841	$470,871	$377,904	$5,614	$1,830,367

At December 31, 2024:
Whole loans	$27,869	$565,968	$503,125	$380,116	$5,614	$1,482,692
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$27,869	$565,968	$503,125	$380,116	$10,314	$1,487,392

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $27.2 million and $14.6 million at December 31, 2025 and 2024, respectively.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2025 (1)	2024 (2)	2023	2022	2021	Prior	Total (3)
At December 31, 2025:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	$28,137	$—	$28,137
Rating 2	649,712	22,249	49,376	—	203,263	13,816	938,416
Rating 3	10,283	—	—	235,271	214,356	10,961	470,871
Rating 4	137,906	87,370	15,991	91,675	—	44,962	377,904
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	797,901	109,619	65,367	326,946	445,756	75,353	1,820,942
Preferred equity investment (rating 2)	9,425	—	—	—	—	—	9,425
Total loans	$807,326	$109,619	$65,367	$326,946	$445,756	$75,353	$1,830,367
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$(4,700)	$(4,700)

	2024 (2)	2023	2022	2021	2020	Prior	Total (3)
At December 31, 2024:
Whole loans: (4)
Rating 1	$—	$—	$—	$27,869	$—	$—	$27,869
Rating 2	19,023	48,106	46,416	382,195	56,284	13,944	565,968
Rating 3	—	—	249,907	242,155	—	11,063	503,125
Rating 4	80,672	15,811	85,004	153,740	—	44,889	380,116
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	99,695	63,917	381,327	805,959	56,284	75,510	1,482,692
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$99,695	$63,917	$381,327	$805,959	$56,284	$80,210	$1,487,392
Current Period Gross Write-Offs	$—	$—	$—	$(700)	$—	$—	$(700)

(1)
Includes two novated CRE whole loans that resulted from loan workouts.
(2)
Includes two novated CRE whole loans that resulted from loan workouts.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $27.2 million and $14.6 million at December 31, 2025 and 2024, respectively.
(4)
Acquired CRE whole loans are grouped within each loan’s year of origination.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current (1)	Total Loans Receivable (2)	Total Loans > 90 Days and Accruing
At December 31, 2025:
Whole loans	$—	$—	$26,834	$26,834	$1,794,108	$1,820,942	$—
Preferred equity investment	—	—	—	—	9,425	9,425	—
Total	$—	$—	$26,834	$26,834	$1,803,533	$1,830,367	$—

At December 31, 2024:
Whole loans	$—	$70,760	$5,614	$76,374	$1,406,318	$1,482,692	$—
Mezzanine loan (3)	—	—	4,700	4,700	—	4,700	—
Total	$—	$70,760	$10,314	$81,074	$1,406,318	$1,487,392	$—

(1)
Includes one CRE loan with an amortized cost of $32.3 million in maturity default at December 31, 2025.
(2)
The total amortized cost of CRE loans excluded accrued interest receivable of $27.2 million and $14.6 million at December 31, 2025 and 2024, respectively.
(3)
Fully reserved at December 31, 2024.

At December 31, 2025 and 2024, we had three and two CRE whole loans, with total amortized costs of $59.1 million and $76.4 million, respectively, in payment default. At December 31, 2024, we had one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

During the year ended December 31, 2025, we did not recognize interest income on CRE whole loans that were placed on nonaccrual status. During the year ended December 31, 2024, we recognized interest income of $472,000 on two CRE whole loans that were placed on nonaccrual status. During the year ended December 31, 2024, we recognized interest income of $389,000 on one CRE whole loan that was placed on nonaccrual status as part of a modification that took place during the year ended December 31, 2023. We recognize interest income on a cash basis from the net operating cash flows from the underlying property.

Loan Modifications

We are required to disclose modifications where we determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the year ended December 31, 2025, we did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

During the year ended December 31, 2024, we entered into the following three loan modifications that required disclosure:

•
A multifamily whole loan with an amortized cost of $54.9 million, representing 3.0% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.70% to one-month Term SOFR plus a spread of 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service. In October 2025, the loan was novated and replaced with a new obligor. In connection with the novation, the new loan: (i) matures November 2028, (ii) pays a current pay rate of one-month Term SOFR plus a spread of 0.70%, (iii) defers interest of 3.00% that will be due at payoff, and (iv) has a mezzanine commitment up to $1.9 million, of which $86,000 was funded at December 31, 2025. The loan has a fixed rate of 15.00% that accrues and will be due at payoff in November 2028.
•
A multifamily whole loan with an amortized cost of $45.5 million, representing 2.5% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service. At December 31, 2025, the loan was in maturity default.

(Back to Index)

(Back to Index)

•
A multifamily whole loan with an amortized cost of $70.8 million, representing 3.9% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from January 2025 to January 2026 and (ii) provide for 2.00% per annum of the interest rate to be deferred until payoff. We also entered into a mezzanine loan with a total commitment of $6.0 million. The mezzanine loan has a fixed rate of 15.00% that accrues and will be due at payoff. In connection with the modification, the borrower renewed the interest rate cap. In March 2025, the loan was novated when we foreclosed on the mezzanine loan. In connection with the novation, the new loan: (i) matures May 2030, (ii) pays a current pay fixed rate of 5.00%, and (iii) has a mezzanine loan commitment of up to $13.5 million, of which $12.1 million was funded at December 31, 2025.

These loans were performing in accordance with the modified contractual terms as of December 31, 2025. At December 31, 2025, two of these loans, with a total amortized cost of $125.7 million, had a risk rating of "4" and the other loan, with an amortized cost of $45.5 million, had a risk rating of "3".

Restricted Cash

At December 31, 2025 and 2024, we had restricted cash of $2.2 million and $890,000, respectively, held in escrow for deposits or tax payments at our real estate properties or pledged with minimum reserve balance requirements. The increase of $1.3 million was primarily attributable to an increase in restricted cash held in escrow for tax payments and security deposits.

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024	Net Change
Accrued interest receivable from loans	$27,232	$14,642	$12,590
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	27	13	14
Total	$27,259	$14,655	$12,604

The increase of $12.6 million in accrued interest receivable was primarily attributable to net production in our CRE loan portfolio and accrued deferred interest on modified loans, offset by loan payoffs.

Other Assets

The following table summarizes our other assets at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024	Net Change
Tax receivables and prepaid taxes	$376	$201	$175
Other receivables	2,987	2,087	900
Prepaid expenses	1,890	3,027	(1,137)
Fixed assets - non real estate	325	232	93
Other assets, miscellaneous	982	853	129
Total	$6,560	$6,400	$160

The increase of $160,000 in other assets was primarily attributable to increases in other receivables, other assets and various prepaid assets held at our real estate properties.

Deferred Tax Assets

At both December 31, 2025 and 2024, our net deferred tax asset was zero, resulting from a full valuation allowance of $20.3 million and $20.6 million, respectively, on our gross deferred tax assets as we believed it was more likely than not that some or all of the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

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

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At December 31, 2025 and 2024, we had losses of $1.6 million and $3.3 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the years ended December 31, 2025 and 2024, we recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $1.7 million in each year.

At December 31, 2025, we had realized all of the gain attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets. At December 31, 2024, $73,000 was attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. During the years ended December 31, 2025 and 2024, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $73,000 and $92,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following table presents the effect of derivative instruments on our consolidated statements of operations for the years presented (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest rate swap contracts, hedging	Interest expense	$(1,600)	$(1,598)	$(1,593)
(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

Financing Arrangements

Borrowings under our financing arrangements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands, except amounts in footnotes):

	December 31, 2025				December 31, 2024
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Reinvestment Financing Facility
JPMorgan Chase Bank, N.A. (1)	$728,167	$1,009,622	34	5.50%	$—	$—	—	—%

Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	61,645	166,526	5	7.53%	60,910	162,578	6	8.22%

CRE - Term Warehouse Financing Facilities (3)
JPMorgan Chase Bank, N.A. (4)	116,488	149,000	3	5.50%	90,995	158,639	5	6.87%
Morgan Stanley Mortgage Capital Holdings LLC (5)	417,374	544,937	12	5.55%	65,744	98,373	5	7.22%

Mortgages Payable
ReadyCap Commercial, LLC (6)	20,185	26,964	1	7.57%	20,240	26,960	1	8.28%
Oceanview Life and Annuity Company (7)(8)	—	—	—	—%	44,211	92,549	1	10.40%
Florida Pace Funding Agency (7)(9)	—	—	—	—%	15,105	—	—	7.26%
Total	$1,343,859	$1,897,049			$297,205	$539,099

(Back to Index)

(Back to Index)

(1)
Includes $2.8 million of deferred debt issuance costs at December 31, 2025.
(2)
Includes $1.5 million and $2.2 million of deferred debt issuance costs at December 31, 2025 and 2024, respectively.
(3)
Outstanding borrowings include accrued interest payable at December 31, 2024.
(4)
Includes $352,000 and $988,000 of deferred debt issuance costs at December 31, 2025 and 2024, respectively.
(5)
Includes $546,000 and $539,000 of deferred debt issuance costs at December 31, 2025 and 2024, respectively.
(6)
There were no deferred debt issuance costs at December 31, 2025. Includes $52,000 of deferred debt issuance costs at December 31, 2024.
(7)
Outstanding borrowings are collateralized by a student housing construction project. Value of collateral and number of positions as collateral related to Oceanview Life and Annuity Company also applies to Florida Pace Funding Agency.
(8)
Includes $101,000 of deferred debt issuance costs at December 31, 2024.
(9)
Includes $405,000 of deferred debt issuance costs at December 31, 2024.

We were in compliance with all covenants in the respective agreements at December 31, 2025 and 2024.

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

The JPMorgan Chase 2025 Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of the ACRES SPE 2025-1, LLC, ("Seller SPE") or of us; breaches of covenants and/or certain representations and warranties; and a judgment in an amount greater than $250,000 against the Seller SPE or ACRES RF or $10.0 million against us. The remedies for such events of default are also customary for this type of financing arrangement and include the acceleration of the principal amount outstanding under the JPMorgan Chase 2025 Facility and the liquidation by JPMorgan Chase of purchased assets then subject to the JPMorgan Chase 2025 Facility. In October 2025, the JPMorgan Chase 2025 Facility was amended to allow ACRES Mortgage Fund Levered II, LLC ("AMF Levered II, LLC"), a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., to purchase a non-controlling interest in the Seller SPE. At December 31, 2025, AMF Levered II, LLC owned a $125.0 million non-controlling interest, or 43.2%, of the Seller SPE and assumed a proportionate share of risk in the portfolio.

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

In December 2022, Holdings, the Borrower and the Lenders entered into an Amended and Restated Loan and Servicing Agreement (the "Amended and Restated Loan and Servicing Agreement"), which amends and restates the MassMutual Loan Agreement, and reflects a senior secured term loan facility, not to exceed $500.0 million, composed of individual loan series issued upon mutual agreement of the Borrower and Lenders. Each loan series will be available for three months after the closing date agreed upon by the Borrower and Lenders (“Commitment Period”), subject to the maximum dollar amount agreed upon for that series. The Commitment Period is subject to immediate termination upon the occurrence of an event of default. Each loan series will have a final maturity of five years from the issuance date for the loan series unless an additional time is mutually agreed upon by the Lenders and Borrower. The advance rate on portfolio assets will be mutually agreed upon by the Lenders and Borrower. Each loan series will have its own mutually agreed upon interest rate equal to one-month Term SOFR plus the applicable spread.

(Back to Index)

(Back to Index)

In connection with the Amended and Restated Loan and Servicing Agreement, several indirect, wholly owned subsidiaries of ours entered into a Guaranty (the "MassMutual Guaranty") in favor of the secured parties under the Amended and Restated Loan and Servicing Agreement. Pursuant to the MassMutual Guaranty, we fully guaranteed all payments and performance of Holdings and the Borrower under the Amended and Restated Loan and Servicing Agreement.

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

(Back to Index)

(Back to Index)

In November 2021, an indirect, wholly-owned subsidiary of ours entered into a Master Repurchase and Securities Contract Agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. Each repurchase transaction will specify its own terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate. In January 2022, such subsidiary entered into the First Amendment to Master Repurchase and Securities Contract Agreement (the "Morgan Stanley Amendment") with Morgan Stanley, which amended the Morgan Stanley Facility to add market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In November 2022, the Morgan Stanley Facility was amended for the following (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity, and (iii) minimum unencumbered liquidity requirement, each through March 2024. In November 2023, the Morgan Stanley Facility was amended to extend the amendments to (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity and (iii) minimum unencumbered liquidity requirement, each through the quarter ending December 2024. In November 2024, this facility was amended to, among other things, amend the EBITDA to Interest Expense ratio through the quarter ending December 2025 and extend the Morgan Stanley Facility to November 2025. The Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month benchmark plus market spreads and matures in November 2025. We also have the right to request an extension for an additional one-year period. In March 2025, we entered into Amendment No. 4 to Guaranty, by and between the Company and Morgan Stanley, which makes certain amendments and modifications to the Guaranty, dated November 3, 2021 between the Company and Morgan Stanley, as amended (the "MS Guaranty") including but not limited to (capitalized terms each as defined in the MS Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. In November 2025, we entered into Amendment No. 3 to the Morgan Stanley Facility extending its maturity to November 2026 and entered into Amendment No.4 to the Morgan Stanley Facility to increase the facility amount to $400.0 million, as increased from time to time, provided the amount shall be automatically reduced to $250.0 million on the earlier of May 2026 or when we send a request for a reduction in the facility amount. Provided certain conditions are met, prior to May 2026, we can request that the facility amount be increased to $500.0 million. As of December 31, 2025, we have exercised our right to increase the Morgan Stanley Facility amount to its full capacity.

Mortgage Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of CS – ACRES FSU Student Venture, LLC (the "FSU Student Venture") entered into a Loan Agreement (the "Mortgage") with Readycap Commercial, LLC ("Readycap") to finance the acquisition of a student housing complex. The Mortgage is interest only and had a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. The Mortgage charges interest of one-month Term SOFR plus a spread of 3.80%. The Mortgage was amended to mature in April 2026, subject to a one-year extension option.

The Mortgage contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

In January 2023, Chapel Drive East, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a loan agreement (the "Construction Loan Agreement") with Oceanview Life and Annuity Company ("Oceanview") to finance the construction of a student housing complex (the "Construction Loan"). The Construction Loan was interest only and has a maximum principal balance of $48.0 million. The Construction Loan charged one-month Term SOFR plus a spread of 6.00%. In February 2025, the Construction Loan was amended to bifurcate the first one-year extension option into two separate extension options and periods: a seven month extension period ended September 2025 and a five month extension ending February 2026. The Construction Loan had a maturity of September 2025.

In addition to the Construction Loan, Chapel Drive East, LLC entered into a financing agreement with Florida Pace Funding Agency to fund energy efficient building improvements and had a maximum principal balance of $15.5 million. This agreement charged fixed interest of 7.26% and matured in July 2053.

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

ACR 2026-FL4

In February 2026, we closed ACRES Commercial Realty 2026-FL4 Issuer, LLC ("ACR 2026-FL4"), a CRE debt securitization transaction that can finance up to $1.0 billion of CRE loans. ACR 2026-FL4 issued a total of $879.5 million of non-recourse, floating-rate notes to third parties at par. Additionally, we retained 100% of the Class F notes, Class G notes and Income notes. ACR 2026-FL4 includes a 180-day ramp up acquisition period that allows it to acquire CRE loans using unused proceeds from the issuance of the non-recourse floating-rate notes. Additionally, ACR 2026-FL4 includes a reinvestment period, which ends in August 2028, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds.

At closing, the offered notes issued to investors consisted of the following classes: (i) $589.7.0 million of Class A notes bearing interest at one-month SOFR plus 1.45%, increasing to 1.70% in August 2031; (ii) $104.2 million of Class A-S notes bearing interest at one-month SOFR plus 1.70%, increasing to 1.95% in August 2031; (iii) $72.4 million of Class B notes bearing interest at one-month SOFR plus 1.95%, increasing to 2.45% in August 2031; (iv) $58.5 million of Class C notes bearing interest at one-month SOFR plus 2.25%, increasing to 2.75% in August 2031; (v) $36.9 million of Class D notes bearing interest at one-month SOFR plus 2.85%, increasing to 3.35% in August 2031 and (vi) $17.8 million of Class E notes bearing interest at one-month SOFR plus 3.60%, increasing to 4.10% in August 2031.

All of the notes issued mature in August 2044, although we have the right to call the notes beginning on the payment date in August 2028 and thereafter.

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

The Indenture contains restrictive covenants that, among other things, require us to maintain certain financial ratios. The foregoing limitations are subject to exceptions as set forth in the Supplemental Indenture. At December 31, 2025, we were in compliance with these covenants. The Indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) non-payment of principal or interest, (ii) breach of certain covenants contained in the Indenture or the 5.75% Senior Unsecured Notes, (iii) an event of default or acceleration of certain other indebtedness of ours or a subsidiary in which we have invested at least $75.0 million in capital within the applicable grace period and (iv) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), CTC or the holders of at least 25% in aggregate principal amount of the then outstanding 5.75% Senior Unsecured Notes may declare all of the notes to be due and payable.

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

(Back to Index)

(Back to Index)

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2025 and 2024. The interest rates for RCT I and RCT II, at December 31, 2025, were 7.90% and 8.05%, respectively. The interest rates for RCT I and RCT II, at December 31, 2024, were 8.54% and 8.80%, respectively.

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

Equity

Total equity as of December 31, 2025 was $550.6 million compared to total equity of $449.7 million as of December 31, 2024. The increase in equity was primarily attributable to an increase in non-controlling interests in the year ended December 31, 2025.

Our preferred equity is composed of the following at December 31, 2025:

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

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months and year ended December 31, 2025 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended December 31, 2025		Year Ended December 31, 2025
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$208,937	$29.63	$215,137	$28.87
Net (loss) income allocable to common shares (2)	(2,952)	(0.45)	239	0.04
Change in other comprehensive income on derivatives	409	0.06	1,600	0.24
Repurchase of common stock (3)	(9,963)	0.71	(22,319)	1.66
Impact to equity of share-based compensation	373	0.06	2,147	(0.80)
Total net increase (decrease)	(12,133)	0.38	(18,333)	1.14
Common stock book value at end of period (1)(4)	$196,804	$30.01	$196,804	$30.01

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 328,586 shares at both December 31, 2025 and September 30, 2025, and 574,538 shares at December 31, 2024, and include warrants to purchase up to 391,995 shares of common stock at December 31, 2024. In July 2025, the warrants were exercised in exchange for shares, which resulted in 391,380 being added to the outstanding share count. The denominators for the calculation were 6,558,865, 7,051,955 and 7,451,461 at December 31, 2025, September 30, 2025, and December 31, 2024, respectively.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at December 31, 2025. We calculated net (loss) income per common share-diluted of $(0.43) and $0.03 using the weighted average diluted shares outstanding during the three and twelve months ended December 31, 2025, respectively.
(3)
In November 2021, our Board authorized and approved the continued use of our existing share repurchase program to repurchase up to $20.0 million of our outstanding common stock. From November 2023 through October 2025, our Board authorized and approved the repurchase of an additional $32.5 million of outstanding shares of both common and preferred stock. Because we repurchased our common stock at significant discounts to book value, these repurchases were accretive to per share book value since the inception of the program. In December 2025, the authorized amount was fully utilized.
(4)
We calculated common stock book value as total stockholders’ equity of $420.8 million less preferred stock equity of $224.0 million at December 31, 2025.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to 1/12th of the amount of our equity multiplied by 1.50% and is calculated and paid monthly in arrears.

(Back to Index)

(Back to Index)

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At December 31, 2025:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(631,544)
Payments for repurchases of capital stock	(279,667)
Total	$419,261

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

The following table provides a reconciliation from GAAP net (loss) income allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data):

	For the Year Ended December 31,
	2025	Per Share Data	2024	Per Share Data
Net income allocable to common shares - GAAP	$239	$0.03	$9,123	$1.15
Adjustment for gain on sale of investment in real estate(1)	(8,010)	(1.12)	(7,506)	(0.95)
Net income (loss) allocable to common shares - GAAP, adjusted	$(7,771)	$(1.09)	$1,617	$0.20

Reconciling Items from Continuing Operations:
Non-cash equity compensation expense	2,147	0.30	2,957	0.37
Non-cash (reversal of) provision for CRE loan losses	(6,443)	(0.90)	4,790	0.60
Realized net gain on core activities(1)	5,412	0.76	5,261	0.66
Unrealized gain on core activities	—	—	(8,637)	(1.09)
Real estate depreciation and amortization	4,786	0.67	6,056	0.77
Net income from non-core assets (2)	—	—	(1,103)	(0.13)
Earnings (Loss) Available for Distribution allocable to common shares	$(1,869)	$(0.26)	$10,941	$1.38

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	7,129		7,925

Earnings (Loss) Available for Distribution per common share - diluted	$(0.26)		$1.38

(1)
Amount presented is net of the amount allocable to the non-controlling interest.

(Back to Index)

(Back to Index)

(2)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) residential mortgage lending, (iii) legacy CRE loans designated as held for sale and (iv) other non-CRE assets included in assets held for sale.

For the year ended December 31, 2025, EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was a loss of $1.9 million, or a loss of $0.26 per common share outstanding. There was no incentive compensation payable incurred by us for the year ended December 31, 2025.

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended December 31, 2025 (dollars in thousands, except per share data):

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at September 30, 2022	$216,026
Total amount of net proceeds from any issuance of common stock after October 1, 2022	4,645
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	35,855
Amount paid to repurchase common stock after October 1, 2022 (1)	(25,415)
Incentive Compensation paid after October 1, 2022 (1)	(1,235)
Book value equity at December 31, 2025	$229,876
Incentive Compensation Hurdle (2)(3)	$16,091
(1)
Calculated on a daily weighted average basis for the 12-month period ended December 31, 2025.
(2)
Calculated as book value equity at December 31, 2025 multiplied by 1.75% (7% per annum).
(3)
The amount by which EAD (as defined in the Management Agreement) exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

For the year ended December 31, 2025, there was no incentive compensation payable to the Manager.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities, which was a net source of $4.1 million for the year ended December 31, 2025, and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

(Back to Index)

(Back to Index)

At December 31, 2025, our liquidity consisted of $83.8 million of unrestricted cash and cash equivalents, and $24.1 million of potential proceeds from unlevered, financeable CRE loans.

During the year ended December 31, 2025, our principal sources of liquidity were: (i) gross financing proceeds of $907.6 million from the initiation of our term reinvestment financing facility; (ii) warehouse financing proceeds of $551.8 million on loan originations; (iii) $125.0 million in proceeds from an investment made by a non-controlling interest in our SPE 2025-1 entity; (iv) gross proceeds of $106.8 million from the sale of an investment in real estate; (v) proceeds of $77.5 million on CRE loan sales; (vi) net proceeds of $53.1 million from repayments on our CRE portfolio; and (vii) gross proceeds of $16.5 million on the sale of a property held for sale.

These sources of liquidity were offset by the liquidation of our two CRE securitizations, paydowns on our term warehouse facilities, deployments in CRE loan portfolio and real estate investments, repurchases of common stock, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $83.8 million of unrestricted cash we held at December 31, 2025.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $10.4 million and $10.7 million at December 31, 2025 and 2024, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

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

At December 31, 2025, $9.7 million of interest receivable is current and the remaining $17.5 million of interest receivable is deferred, which we deem fully collectible.

Cash Flows

For the year ended December 31, 2025, our restricted and unrestricted cash and cash equivalents balance increased $28.4 million, to $86.0 million. The cash movements can be summarized by the following:

Cash flows from operating activities. For the year ended December 31, 2025, operating activities increased our cash balances by $4.1 million. Though positive, cash inflows from operating activities are down as we work with our borrowers to structure loan repayment terms that allow our borrowers to successfully complete their underwritten plans and that allow us to ultimately maximize our investment. Some of these structures have deferred loan components that impact our current cash position. We expect to be repaid these deferred amounts as our borrowers create value in the underlying collateral through the execution and completion of their project plans and exit our loans through sales or refinance transactions.

Cash flows from investing activities. For the year ended December 31, 2025, investing activities decreased our cash balances by $224.2 million, primarily driven by deployments in CRE whole loans, CRE mezzanine loan, CRE preferred equity, funding of existing commitments on CRE whole loans, deployments in our investment in real estate and investments in unconsolidated entities with underlying real estate collateral, partially offset by repayments of CRE loans and proceeds from sales of CRE loans and proceeds from the sales of investments in real estate.

Cash flows from financing activities. For the year ended December 31, 2025, financing activities increased our cash balances by $248.5 million, primarily driven by proceeds from our CRE term reinvestment financing facility, CRE term warehouse financing facilities and proceeds from the sale of equity interests in our consolidated subsidiary, partially offset by repayments on our CRE securitization notes, CRE term warehouse financing facilities and CRE term reinvestment financing facility, mortgages payable, distributions on our preferred stock, and repurchases of our common stock.

Financing Availability

We utilize a variety of financing arrangements to finance certain assets. We generally utilize the following types of financing arrangements:

(Back to Index)

(Back to Index)

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
2.
Senior Secured Financing Facility: Our senior secured financing facility allows us to borrow against loans and real estate investments that we own. This facility has an individual floating rate loan series structure that has a three month commitment period after the financing is approved by the lender, subject to the maximum dollar amount agreed upon for the series. Each floating rate loan series will have mutually agreed upon terms including (i) total commitment, including the capacity to fund future funding commitments, where applicable; (ii) advance rate on portfolio assets; (iii) interest rate composed of one-month Term SOFR plus a market rate spread; and (iv) maturity date of five years from the issuance date for the loan series unless an additional time is mutually agreed upon by the parties. The facility has a maximum portfolio LTV of 85% and contains customary events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement.
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

We were in compliance with all of our covenants at December 31, 2025 in accordance with the terms provided in agreements with our lenders.

(Back to Index)

(Back to Index)

At December 31, 2025, we had financing arrangements as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
CRE - term reinvestment financing facility (1)
JPMorgan Chase Bank, N.A.	March 2025	November 2030	$763,303	$731,002	$32,301
Senior secured financing facility (2)
Massachusetts Mutual Life Insurance Company	July 2020	June 2028	500,000	63,099	436,901
CRE - term warehouse financing facilities (3)
JPMorgan Chase Bank, N.A.	October 2018	July 2026	250,000	116,840	133,160
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2026	500,000	417,920	82,080
Mortgage payable
ReadyCap Commercial, LLC	April 2022	April 2026	20,185	20,185	-
Total				$1,349,046

(1)
Excludes deferred debt issuance costs of $2.8 million.
(2)
Excludes deferred debt issuance costs of $1.5 million.
(3)
Excludes deferred debt issuance costs of $898,000.

The following table summarizes the average principal outstanding during the three months ended December 31, 2025 and 2024 and the principal outstanding on our financing arrangements at December 31, 2025 and 2024 (in thousands, except amounts in footnotes):

	Three Months Ended December 31, 2025	December 31, 2025	Three Months Ended December 31, 2024	December 31, 2024
	Average Principal Outstanding	Principal Outstanding	Average Principal Outstanding	Principal Outstanding
Financing Arrangement
CRE - term reinvestment financing facility (1)	$784,225	$731,002	$—	$—
Senior secured financing facility (2)	63,099	63,099	63,099	63,099
CRE - term warehouse financing facilities (3)	361,988	534,760	158,126	157,832
Total	$1,209,312	$1,328,861	$221,225	$220,931

(1)
Principal outstanding excludes deferred debt issuance costs of $2.8 million at December 31, 2025.
(2)
Principal outstanding excludes deferred debt issuance costs of $1.5 million and $2.2 million at December 31, 2025 and 2024, respectively.
(3)
Principal outstanding excludes accrued interest payable of $435,000 at December 31, 2024 and deferred debt issuance costs of $898,000 and $1.5 million at December 31, 2025 and 2024, respectively.

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Years Ended December 31,
	2025	2024
Financing Arrangement
CRE - term reinvestment financing facility	$891,098	$—
Senior secured financing facility	63,099	64,495
CRE - term warehouse financing facilities	534,760	189,563

(Back to Index)

(Back to Index)

Historically, we have financed the acquisition of our investments through collateralized loan obligations ("CLO") and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CLOs and securitizations, which will cease if the CLOs and securitizations fail to meet certain tests. Through the time of the optional redemption of our securitizations in March 2025, we did not experience difficulty in maintaining our existing CLO and securitization financing and passed all of the critical tests required by these financings. Our securitizations collectively had a balance of $865.1 million at December 31, 2024.

The following table sets forth the coverage test summary for our financing facility for the periods presented (in thousands):

	Look Through LTV Cushion (1)	Annualized Interest Coverage Cushion (2)(3)
Name	At December 31, 2025	At December 31, 2025
CRE - term reinvestment financing facility	$40,986	$25,454

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

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At December 31, 2025 and 2024, our leverage ratio under GAAP was 2.8 and 3.0 times, respectively. The leverage ratio decreased during the period primarily due to the increase in total equity, offset by an increase in borrowings.

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At December 31, 2025:
CRE - term reinvestment financing facility (1)	$731,002	$—	$—	$731,002	$—
Senior secured financing facility (2)	63,099	—	63,099	—	—
CRE - term warehouse financing facilities (3)	534,760	534,760	—	—	—
Mortgage payable (4)	20,185	20,185	—	—	—
5.75% Senior Unsecured Notes (5)	150,000	150,000	—	—	—
Unsecured junior subordinated debentures (6)	51,548	—	—	—	51,548
Lease liabilities (7)	858,286	1,753	6,094	6,656	843,783
Unfunded commitments on CRE loans (8)	88,649	27,035	61,614	—	—
Base management fees (9)	6,289	6,289	—	—	—
Total	$2,503,818	$740,022	$130,807	$737,658	$895,331

(1)
Excludes $1.8 million of accrued interest payable.
(2)
Excludes $224,000 of accrued interest payable.
(3)
Excludes $1.1 million of accrued interest payable.
(4)
Excludes $84,000 of accrued interest payable.
(5)
Excludes $8.6 million of interest expense payable through maturity in August 2026.
(6)
Excludes $21.0 million and $22.1 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(7)
Lease liabilities include a ground rent lease for a hotel property with a remaining term of 91 years and an annual growth rate of 3%.
(8)
These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained. At December 31, 2025, we had unfunded commitments on 29 CRE whole loans.
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

At December 31, 2025, we had $32.1 million of cumulative net operating losses ("NOL") to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act ("TCJA") along with revisions made by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act reduced the deduction for NOLs generated post 2017 to 80% of taxable income and granted an indefinite carryforward period. Additionally, we have cumulative total net capital losses of $115.9 million, which expired at December 31, 2025, if not utilized on our tax return to be filed in October 2026.

We also have tax assets in our taxable REIT subsidiaries ("TRS"). These tax assets are analyzed and disclosed quarterly in our financial statements. At December 31, 2025, our TRSs had $62.0 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $22.2 million of NOLs with an indefinite carryforward period. Additionally, our TRS had cumulative total net capital losses of $20.8 million, which are set to expire at December 31, 2029.

Distributions

We did not pay distributions on our common shares during the year ended December 31, 2025, as we were able to utilize NOL carryforwards and net capital loss carryforwards to offset our REIT taxable income. This enabled us to grow book value and our investable equity base. Our Board is responsible for the establishment and evaluation of a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

Off-Balance Sheet Arrangements

General

At December 31, 2025, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities that were not established for those purposes. At December 31, 2025, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities, other than those discussed in the "Guarantees and Indemnifications" section below.

(Back to Index)

(Back to Index)

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $88.6 million and $94.0 million in unfunded loan commitments at December 31, 2025 and 2024, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

In September 2025, we entered into guaranties related to a $62 million construction loan and an $11 million bridge loan made to a borrower that is held by a joint venture in which we have a 90% membership interest. Pursuant to the Guaranty of Completion, executed September 2025, by the individual principals of the partnership and us (collectively, the “Guarantors”) for the benefit of DL RCF I Loan Holdings, LLC and DL RCF I Loan Holdings (Evergreen), LLC (collectively, the “Lender”), the Guarantors guarantee to the Lender, the Borrower’s obligation to commence, construct, develop and complete the construction project in a good and workmanlike manner in accordance with the terms and conditions of the Loan Agreement, dated September 12, 2025 by and among the Borrower, DL RCF I Loan Holdings, LLC (the “Agent”) and the Lender (the “Loan Agreement”) and to perform all other work contemplated or required to be completed pursuant to the loan documentation through final completion.

In September 2025, the Guarantors also entered into a Guaranty of Retail Space to guarantee the payment and performance of all of the obligations for the payment of debt and the performance of the obligations under the Loan Agreement and a Guaranty of Recourse Obligations to guarantee the payment and performance of certain liabilities (“bad boy”) and payment obligations set forth in the Loan Agreement and agree to be liable for the guaranteed obligations as a primary obligor. Also in September 2025, the Guarantors entered into the Guaranty of Interest and Carry Costs to guarantee the payment and performance of the Borrower’s obligation to timely pay all Carry Costs and Debt Service and its obligation to make deposits into the Carry Cost Account (each as defined in the agreement) in accordance with the Loan Agreement, and all interest due to the Bridge Lender (defined below) and/or preferred return due pursuant to the Master Tenant Operating Agreement. The Guarantors also unconditionally covenant and agree to be liable for these guaranteed obligations as a primary obligor. Additionally, the Guarantors with the Borrower also entered into an Environmental Indemnity Agreement jointly and severally in favor of the Lender and Agent whereby the Guarantors serving as Indemnitors provided environmental representations and warranties, covenants and indemnification.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that may affect the value of our assets or liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain. The critical policies summarized below relate to allowance for credit losses, investments in real estate, revenue recognition and variable interest entities (“VIEs”). We have reviewed these accounting policies with our Board and believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at the time.

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

(Back to Index)

(Back to Index)

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

At December 31, 2025, we determined that there are no VIEs to be consolidated.

Recent Accounting Standards

Accounting Standards Adopted in 2025

In December 2023, the Financial Accounting Standards Board ("FASB") issued guidance to improve the transparency of income tax disclosures. This guidance is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We have adopted this guidance, which did not have a material impact to our consolidated financial statements or financial statement disclosures. See Note 20 - Income Taxes for further information.

Accounting Standards to be Adopted in Future Periods

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

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions are determined by our Board based primarily on our maintaining our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2025, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed.

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

(Back to Index)

(Back to Index)

In addition, we are exposed to the risks generally associated with the commercial real estate ("CRE") market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At December 31, 2025, 76.5% of the par value of our CRE loan portfolio had interest rate caps with a weighted-average maturity of 15 months or debt service reserves in place.

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

Financing Risk

We finance our target assets using our CRE debt securitizations, a CRE-term reinvestment financing facility, a senior secured financing facility, warehouse financing facilities, and mortgage payable. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing, or to increase the costs of that financing.

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At December 31, 2025, 98.6% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 1.4% of our CRE loan portfolio by par value has a contractual fixed rate of interest. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $1.8 billion had a weighted-average benchmark floor of 1.78% at December 31, 2025.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Year Ended December 31, 2025
	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share
$430,069	$(2,891)	$(0.41)	$4,222	$0.60

(Back to Index)

(Back to Index)

(1)
Includes our floating-rate CRE loans at December 31, 2025.
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

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ACRES Commercial Realty Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ACRES Commercial Realty Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the years then ended, and the related notes and financial statement schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2026 expressed an unqualified opinion thereon.

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

Allowance for Current Expected Credit Losses (CECL)

Description of the Matter

As described in Note 2 and Note 7 to the consolidated financial statements, the Company determines an allowance for credit losses on its commercial real estate (CRE) loans by estimating the current expected credit losses (CECL) over the expected life of the CRE loans. The Company reassesses its estimate at each balance sheet date and recognizes changes in earnings. The allowance for credit losses includes a general estimate of credit losses. The general estimate of credit losses reflects the expected credit losses for all CRE loans that are not individually evaluated and specifically reserved. The general estimate of credit losses was $20.4 million as of December 31, 2025.

To estimate the general credit losses, the Company utilizes a probability of default and loss given default methodology, which incorporates individual loan- and collateral-specific data and projects expected credit losses over a reasonable and supportable forecast period using historical loss data and macroeconomic forecast

(Back to Index)

(Back to Index)

scenarios. This methodology requires the Company to make significant judgments about certain significant assumptions, specifically the fair value of collateral securing each CRE loan.

Auditing the Company’s general estimate of credit losses was especially challenging and required the involvement of specialists due to the complexity of the methodology and the significant estimation uncertainty of the assumptions used in the model, specifically the fair value of collateral securing each CRE loan.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the allowance for credit losses, including controls over the significant assumptions and the data inputs used in the model to develop the general estimate of credit losses.

To test the general estimate of credit losses, we performed audit procedures that included, among others, evaluating the appropriateness of the methodology, model, and significant assumptions and testing the completeness and accuracy of the data inputs. We involved our credit risk valuation specialists to evaluate the conceptual soundness and performance of the model used in estimating the probability of defaults, and losses given default by comparing to independently obtained data and market observations. With the assistance of our real estate valuation specialists, for a sample of collateral-dependent loans, we assessed the reasonableness of current and as-stabilized fair values, including testing certain key assumptions used in the fair value measurements, such as capitalization rates and net operating income of the underlying collateral by comparing to independently obtained observable market data. We also evaluated the Company’s disclosures in its consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2024.

Philadelphia, Pennsylvania

March 9, 2026

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ACRES Commercial Realty Corp.

Opinion on the financial statements

We have audited the consolidated balance sheet of ACRES Commercial Realty Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023 (not presented herein), and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We served as the Company’s auditor from 2005 to 2024.

San Francisco, California

March 6, 2024 (except for Note 22, as to which the date is March 14, 2025).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024

ASSETS (1)
Cash and cash equivalents	$83,768	$56,713
Restricted cash	2,190	890
Accrued interest receivable	27,259	14,655
CRE loans	1,830,367	1,487,392
Less: allowance for credit losses	(20,398)	(32,847)
CRE loans, net	1,809,969	1,454,545
Loan receivable - due from Manager	10,375	10,675
Loan held for sale	—	11,100
Investments in unconsolidated entities	29,237	21,857
Properties held for sale	90,825	201,125
Investments in real estate	76,415	76,608
Right of use assets	19,545	19,911
Intangible assets	6,221	6,988
Other assets	6,560	6,400
Total assets	$2,162,364	$1,881,467
LIABILITIES (2)
Accounts payable and other liabilities	$7,482	$11,817
Management fee payable - related party	—	540
Accrued interest payable	6,814	6,958
Borrowings	1,544,938	1,360,371
Lease liabilities	45,942	45,259
Distributions payable	3,457	3,607
Accrued tax liability	8	27
Liabilities held for sale	3,131	3,226
Total liabilities	1,611,772	1,431,805
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,507,857 and 4,507,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 6,887,451 and 7,634,004 shares issued and outstanding (including 328,586 and 574,538 unvested restricted shares)	7	8
Additional paid-in capital	1,142,410	1,162,581
Accumulated other comprehensive loss	(1,603)	(3,203)
Distributions in excess of earnings	(720,028)	(720,268)
Total stockholders’ equity	420,796	439,128
Non-controlling interests	129,796	10,534
Total equity	550,592	449,662
TOTAL LIABILITIES AND EQUITY	$2,162,364	$1,881,467

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	December 31, 2025(3)	December 31, 2024

(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$—	$190
Accrued interest receivable	—	10,733
CRE loans, pledged as collateral (4)	—	1,115,163
Loan held for sale	—	9,469
Other assets	—	117
Total assets of consolidated VIEs	$—	$1,135,672
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$—	$73
Accrued interest payable	—	2,111
Borrowings	—	862,804
Total liabilities of consolidated VIEs	$—	$864,988

(3)
There were no consolidated VIEs at December 31, 2025.
(4)
Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
REVENUES
Interest income:
CRE loans	$118,125	$154,862	$184,334
Other	1,024	2,400	3,132
Total interest income	119,149	157,262	187,466
Interest expense	85,942	116,092	130,791
Net interest income	33,207	41,170	56,675
Real estate income	46,606	42,170	34,311
Other revenue	133	148	145
Total revenues	79,946	83,488	91,131
OPERATING EXPENSES
General and administrative	11,304	10,691	10,512
Real estate expenses	51,325	46,896	38,913
Management fees - related party	6,411	6,498	7,462
Equity compensation - related party	2,147	2,957	2,578
Corporate depreciation and amortization	78	57	91
(Reversal of) provision for credit losses, net	(7,749)	4,790	10,902
Total operating expenses	63,516	71,889	70,458
	16,430	11,599	20,673
OTHER INCOME (EXPENSE)
Equity in losses of unconsolidated subsidiaries	(1,727)	(912)	—
Gain on conversion of real estate	—	8,637	—
Gain on sale of investment in real estate	11,674	7,506	745
Other income	1,516	1,991	527
Total other income	11,463	17,222	1,272
INCOME BEFORE TAXES	27,893	28,821	21,945
Income tax benefit (expense)	83	(126)	(97)
NET INCOME	27,976	28,695	21,848
Net income allocated to preferred shares	(21,077)	(20,386)	(19,422)
Carrying value in excess of consideration paid for preferred shares	—	242	—
Net (income) loss allocable to non-controlling interests, net of taxes	(6,660)	572	542
NET INCOME ALLOCABLE TO COMMON SHARES	$239	$9,123	$2,968
NET INCOME PER COMMON SHARE - BASIC	$0.03	$1.19	$0.35
NET INCOME PER COMMON SHARE - DILUTED	$0.03	$1.15	$0.35
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	7,129,163	7,653,630	8,416,290
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	7,412,911	7,924,903	8,566,058

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$27,976	$28,695	$21,848
Other comprehensive income:
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in interest expense	1,600	1,598	1,593
Total other comprehensive income	1,600	1,598	1,593
Comprehensive income before allocation to preferred shares	29,576	30,293	23,441
Net (income) loss allocated to non-controlling interests	(6,660)	572	542
Carrying value in excess of consideration paid for preferred shares	—	242	—
Net income allocated to preferred shares	(21,077)	(20,386)	(19,422)
Comprehensive income allocable to common shares	$1,839	$10,721	$4,561

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2025	7,634,004	$8	$5	$5	$1,162,581	$(3,203)	$(720,268)	$439,128	$10,534	$449,662
Exercise of warrants at $0.03 per share	391,380	—	—	—	—	—	—	—	—	—
Purchase and retirement of common stock	(1,137,933)	(1)	—	—	(22,318)	—	—	(22,319)	—	(22,319)
Amortization of stock-based compensation	—	—	—	—	2,147	—	—	2,147	—	2,147
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	125,000	125,000
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(12,398)	(12,398)
Net income	—	—	—	—	—	—	21,317	21,317	6,660	27,977
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(21,077)	(21,077)	—	(21,077)
Amortization of terminated derivatives	—	—	—	—	—	1,600	—	1,600	—	1,600
Balance, December 31, 2025	6,887,451	$7	$5	$5	$1,142,410	$(1,603)	$(720,028)	$420,796	$129,796	$550,592

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023 - (Continued)

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

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023 - (Continued)

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

The accompanying notes are an integral part of these statements

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,976	$28,695	$21,848
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses, net	(7,749)	4,790	10,902
Depreciation, amortization and accretion	10,253	9,691	5,191
Amortization of stock-based compensation	2,147	2,957	2,578
Gain on conversion of real estate	—	(8,637)	—
Gain on sale of investment in real estate	(11,674)	(7,506)	(745)
Equity in losses of unconsolidated subsidiaries	1,727	698	—
Changes in operating assets and liabilities
(Increase) decrease in accrued interest receivable, net of purchased interest	(12,959)	(2,949)	187
(Decrease) increase in management fee payable	(540)	(26)	284
Increase (decrease) in accounts payable and other liabilities	(197)	(3,455)	3,652
Decrease in lease liabilities	(2,325)	(2,081)	(151)
(Decrease) increase in accrued interest payable	(173)	(1,377)	885
(Increase) decrease in other assets	(2,384)	(1,415)	978
Net cash provided by operating activities	4,102	19,385	45,609
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal fundings of CRE loans	(753,231)	(53,164)	(108,260)
Principal payments received on CRE loans	341,405	377,583	215,955
Investments in real estate	(2,573)	(44,744)	(38,192)
Proceeds from sale of investments in real estate	121,613	19,985	14,309
Investments in unconsolidated entities	(9,107)	(884)	—
Purchases of furniture and fixtures	(165)	(8)	—
Proceeds from sale of CRE loans	77,530	—	77,203
Principal payments received on loan - due from Manager	300	300	300
Net cash (used in) provided by investing activities	(224,228)	299,068	161,315
CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	—	(82)	—
Repurchase of common stock	(22,319)	(7,884)	(7,410)
Repurchase of preferred stock	—	(2,157)	—
Proceeds from borrowings:
Senior secured financing facility	—	—	13,500
CRE - term warehouse financing facilities	551,774	19,151	11,755
Mortgages payable	1,001	36,334	25,069
CRE - term reinvestment financing facility	913,781	—	—
Payments on borrowings:
Securitizations	(865,078)	(344,962)	(32,183)
Senior secured financing facility	—	(1,397)	(40,554)
CRE - term warehouse financing facilities	(174,900)	(31,745)	(171,742)
Mortgages payable	(60,929)	—	—
CRE - term reinvestment financing facility	(182,725)	—	—
Payment of debt issuance costs	(4,015)	(640)	(3,977)
Distributions to non-controlling interests	(11,882)	—	—
Proceeds received from non-controlling interests	125,000	687	5,115
Distributions paid on preferred stock	(21,227)	(20,041)	(19,422)
Net cash provided by (used in) financing activities	248,481	(352,736)	(219,849)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	28,355	(34,283)	(12,925)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	57,603	91,886	104,811
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$85,958	$57,603	$91,886

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 - ORGANIZATION

ACRES Commercial Realty Corp., a Maryland corporation, along with its subsidiaries (collectively, the "Company"), is a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate ("CRE") mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. The Company's manager is ACRES Capital, LLC (the "Manager"), a subsidiary of ACRES Capital Corp. (collectively, "ACRES"), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial property in top United States ("U.S.") markets.

The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.

The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company’s core assets are consolidated through its investments in ACRES Realty Funding, Inc. ("ACRES RF"), a wholly-owned subsidiary, that holds CRE loans and CRE-related securities as well as special purpose subsidiaries established for securitization purposes, which were consolidated as variable interest entities ("VIEs") as discussed in Note 3.

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

DECEMBER 31, 2025

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

Restricted cash includes required account balance minimums for the Company’s CRE debt securitizations and cash held in various escrow and deposit accounts.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$83,768	$56,713
Restricted cash	2,190	890
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$85,958	$57,603

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

The Company accounts for investments that do not qualify for equity method accounting using the cost method. Under the cost method, the Company records dividend income when declared to the extent it is not considered a return of capital, which is recorded as a reduction of the cost of the investment.

Loans

The Company acquires loans through direct origination and occasionally through purchases from third-parties. Loans are typically held for investment; therefore, the Company initially records loans at the amount funded for originated loans or at the acquisition price for loans purchased, and subsequently, accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts. The Company may sell a loan held for investment where the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company identifies these loans as loans held for sale. Any credit-related write-off considerations prior to the transfer of the loan to loans held for sale are accounted for through the allowance for credit losses on the Company’s consolidated balance sheets.

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

The Company’s rental operating revenue consists of fixed contractual base rent arising from tenant leases at the Company’s multifamily, office and student housing properties under operating leases. Revenue is recognized on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the Company’s consolidated balance sheets. The Company moves to cash basis operating lease income recognition in the period in which collectability of all lease payments is no longer considered probable. At such time, any uncollectible receivable balance will be written off.

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

DECEMBER 31, 2025

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

The Company evaluates whether property owned should be identified as held for sale. If a property is determined to be held for sale, all of the acquired capital assets are recorded in property held for sale and lease liabilities are recorded in liabilities held for sale on the consolidated balance sheets and recorded at the lower of cost or fair value, see the “Assets and Liabilities Held for Sale” section below. While a property is classified as held for sale, depreciation expense is no longer recorded.

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

DECEMBER 31, 2025

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

Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income (loss) and the change in net unrealized gains (losses) on derivative instruments that were used to hedge exposure to interest rate fluctuations.

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

Taxable income, from non-REIT activities managed through the Company’s taxable REIT subsidiaries (“TRSs”), is subject to federal, state and local income taxes. The Company’s TRS’ income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of assets and liabilities. The Company evaluates the realizability of its deferred tax assets and liabilities and recognizes a valuation allowance if, based on available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the realizability of the deferred tax asset or liability, the Company will consider the expected future taxable income, impact of any permitted carrybacks, existing and projected book to tax differences as well as tax planning strategies. This analysis is inherently subjective, as it is based on forecasted earning and business and economic activity. Changes in estimates of deferred tax asset realizability, if any, are included in income tax (expense) benefit on the consolidated statements of operations.

The Company accounts for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction (e.g., sales, use, value added) on a net (excluded from revenue) basis.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

The Company established a full valuation allowance against its net deferred tax asset that was tax effected at $20.3 million and $20.6 million, at December 31, 2025 and 2024, respectively, as the Company believed it was more likely than not that all of the deferred tax assets would not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company's taxable REIT subsidiaries.

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

Stock Based Compensation

Issuances of restricted stock and options are initially measured at fair value on the grant date based on the Company's common stock price and expensed monthly on a straight-line basis over the service period to equity compensation expense on the consolidated statements of operations, with a corresponding entry to additional paid-in capital on the consolidated balance sheets. In accordance with GAAP, the fair value of all unvested issuances of restricted stock and options is not remeasured after the initial grant date. The Company accounts for forfeitures as they occur.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

Recent Accounting Pronouncements

Accounting Standards Adopted in 2025

In December 2023, the Financial Accounting Standards Board ("FASB") issued guidance to improve the transparency of income tax disclosures. This guidance is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted this guidance, which did not have a material impact to its consolidated financial statements or financial statement disclosures. See Note 20 - Income Taxes for further information.

Accounting Standards to be Adopted in Future Periods

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

The Consolidated VIEs were CRE securitizations that were formed on behalf of the Company to invest in CRE whole loans that were financed by the issuance of debt securities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed. The Consolidated VIEs were accounted for as secured borrowings in accordance with GAAP.

The Company had exposure to losses on its securitizations to the extent of its investments in the subordinated debt and preferred equity of each securitization. The Company was entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the securitizations, distributions with respect to its preferred equity interests. As a result of consolidation, the debt and equity interests the Company held in these securitizations had been eliminated; and the Company’s consolidated balance sheets reflect the assets held, debt issued by the securitizations to third parties and any accrued payables to third parties. The Company’s operating results and cash flows included the gross amounts related to the securitizations’ assets and liabilities as opposed to the Company’s net economic interests in the securitizations. Assets and liabilities related to the securitizations were disclosed, in the aggregate, on the Company’s consolidated balance sheets. For a discussion of the debt issued through the securitizations, see Note 11.

Creditors of the Company’s Consolidated VIEs had no recourse to the general credit of the Company, nor to each other. During the years ended December 31, 2025, 2024 and 2023, the Company did not provide any financial support to either of its Consolidated VIEs. There were no explicit arrangements that obligate the Company to provide financial support to either of its Consolidated VIEs.

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

DECEMBER 31, 2025

the Company consolidated the FSU Student Venture due to its 72.1% interest that provides the Company with control over all major decisions of the joint venture. The portion of the joint venture that the Company does not own is presented as non-controlling interest at and for the periods presented in the Company’s consolidated financial statements.

In September 2025, the Company distributed one of the underlying properties to a newly formed joint venture, CS-ACRES Osceola Student Joint Venture, LLC (the "FSU Osceola Student Venture"). See additional details below. Subsequent to this distribution, the Company sold its interest in the FSU Student Venture for $106.8 million, which resulted in a gain on the sale of investment in real estate.

As part of the transaction, the Company provided seller financing in the form of a $90.0 million CRE whole loan commitment and a $9.3 million preferred equity loan (the "FSU Preferred Equity Loan") to the new FSU Student Venture partners. The Company determined that although its investment in the FSU Preferred Equity Loan represented a variable interest, it did not provide the Company with a controlling financial interest. The Company accounts for its investment in the FSU Preferred Equity Loan as a CRE loan on its consolidated financial statements.

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

ACRES SPE 2025-1, LLC

ACRES SPE 2025-1, LLC ("SPE 2025-1") was formed in March 2025, to acquire, originate and finance purchased assets. Subsequently, SPE 2025-1 entered into a master repurchase agreement with JPMorgan Chase ("JPMorgan Chase 2025 Facility") to finance existing vintage CRE loans and to potentially finance the origination of new CRE loans held by the Company. In the quarter ended December 31, 2025, AMF Levered II, LLC, a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., purchased a $125.0 million, or 43.2%, non-controlling interest in SPE 2025-1 (See Note 17). SPE 2025-1 was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members all have the following characteristics: (1) the power to direct activities, (2) the obligation to absorb losses and (3) the right to receive residual returns. The Company consolidated SPE 2025-1 due to its 56.8% interest that provides the Company with control over all major decisions. AMF Levered II, LLC assumed its proportionate share of risk in the underlying assets and the liabilities, including the JPMorgan Chase 2025 Facility. The portion of SPE 2025-1 that the Company does not own is presented as non-controlling interest at and for the periods presented in the Company’s consolidated financial statements.

Investments in Unconsolidated Entities (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIEs' economic performance and (ii) the obligation to absorb the losses of the VIEs or the right to receive the benefits from the VIEs, which could be significant to the VIEs. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at December 31, 2025 and 2024. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of both Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), with a value of $1.5 million in the aggregate, or 3.0% of each trust, at December 31, 2025 and 2024. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

In September 2025, the Wacker JV completed a re-capitalization that included entering into a $62 million construction loan, $11 million bridge loan and converting part of the Company's common equity into preferred equity. Also, in connection with the re-capitalization, the Company entered into guarantees related to the construction loan and bridge loan. The guarantees include a Guaranty of Completion, a Guaranty of Retail Space, a Guaranty of Recourse Obligations, a Guarantee of Interest and Carry Costs and an Environmental Indemnity Agreement (collectively the "Guaranties").

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

Upon formation of the McCallum JV, the McCallum JV took ownership of the multifamily property subject to a related CRE loan payable to the Company which was novated to allow the McCallum JV to replace the original obligor who was experiencing financial difficulty. The $31.5 million CRE loan has an initial maturity date of September 5, 2027 and bears interest at a rate of one-month Term Secured Overnight Financing Rate ("Term SOFR") and a spread of 2.75%. There were no other changes to the terms of the loan. The McCallum JV also entered into a $1.5 million mezzanine loan commitment with the Company, of which $1.4 million was funded at December 31, 2025.

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

DECEMBER 31, 2025

investment in the Pacmulti JV as an equity method investment within investments in unconsolidated entities in its consolidated financial statements.

Upon formation of the Pacmulti JV, the Pacmulti JV took ownership of the multifamily property subject to a related CRE loan payable to the Company which was novated to allow the Pacmulti JV to replace the original obligor who was experiencing financial difficulty. The $70.8 million CRE loan has an initial maturity date of May 5, 2030 and bears interest at a rate of one-month Term SOFR and a spread of 3.41%. There were no other changes to the terms of the loan. The Pacmulti JV also entered into a $13.5 million mezzanine loan commitment with the Company, of which $12.1 million was funded at December 31, 2025.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at December 31, 2025 (in thousands):

	Unsecured Junior Subordinated Debentures	65 E Wacker Joint Venture, LLC	7720 McCallum JV, LLC	Pacmulti Affiliates, LLC	FSU Preferred Equity Loan	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$11	$—	$—	$—	$—	$11	$—
CRE loans(1)	—	—	—	—	9,425	9,425	9,425
Investments in unconsolidated entities	1,548	27,689	—	—	—	29,237	29,237
Total assets	1,559	27,689	—	—	9,425	38,673

LIABILITIES
Accrued interest payable	364	—	—	—	—	364	N/A
Borrowings	51,548	—	—	—	—	51,548	N/A
Total liabilities	51,912	—	—	—	—	51,912
Net (liability) asset	$(50,353)	$27,689	$—	$—	$9,425	$(13,239)

(1)
The carrying values exclude the allowance for credit losses.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands, except amounts in footnotes):

	Years Ended December 31,
	2025	2024	2023
Supplemental cash flows:
Interest expense paid in cash	$85,114	$115,425	$124,047
Income taxes paid in cash(1)	190	83	101
Non-cash investing activities include the following:
Transfer of whole loans to investments in real estate	$—	$43,827	$20,900
Properties held for sale assets related to the receipt of foreclosure or deed-in-lieu of foreclosure	—	(14,398)	(20,900)
Transfer of investment in real estate to investment in unconsolidated entities	—	(20,123)	—
Investments in real estate related to the receipt of foreclosure	—	(9,307)	—
Non-cash financing activities include the following:
Incentive compensation paid in common stock	$—	$19	$598
Distributions on preferred stock accrued but not paid	3,457	3,607	3,262
Distributions to non-controlling interests accrued but not paid	516	—	—
Capitalized amortization of deferred debt issuance costs	—	717	1,127
Capitalized interest	—	1,722	1,160
Cashless exercise of warrants	12	—	—
(1)
For the year ended December 31, 2025, the Company made net payments of $75,000 for federal income taxes and $115,000 for state and local income taxes. Of this amount $75,000 was paid to South Carolina, $21,000 was paid to Tennessee and $19,000 was paid to other state and local jurisdictions.

NOTE 5 - RESTRICTED CASH

The following table summarizes the Company’s restricted cash (in thousands):

	December 31,
	2025	2024
Restricted cash:
Cash held by consolidated CRE securitizations	$—	$190
Restricted cash held in various escrow accounts	1,277	380
Restricted cash held in deposit accounts	913	320
Total	$2,190	$890

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

NOTE 6 - LOANS

The following is a summary of the Company’s CRE loans held for investment by asset type (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At December 31, 2025:
Whole loans (5)(6)(7)	53	$1,828,299	$(7,357)	$1,820,942	$(20,158)	$1,800,784	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2026 to May 2030
Preferred equity investment (see Note 3) (8)		9,511	(86)	9,425	(240)	9,185	10.00%	October 2028
Total		$1,837,810	$(7,443)	$1,830,367	$(20,398)	$1,809,969

At December 31, 2024:
Whole loans (5)(6)(7)	52	$1,484,997	$(2,305)	$1,482,692	$(28,147)	$1,454,545	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2025 to January 2030
Mezzanine loan (5)	1	4,700	—	4,700	(4,700)	—	10.00%	June 2028
Total		$1,489,697	$(2,305)	$1,487,392	$(32,847)	$1,454,545

(1)
Amounts include unamortized loan origination fees of $6.6 million and $1.3 million and deferred amendment fees of $852,000 and $985,000 at December 31, 2025 and 2024, respectively.
(2)
References to ("1M Term SOFR") are one-month Term SOFR. Weighted-average one-month Term SOFR were 3.83% and 4.58% at December 31, 2025 and 2024, respectively. Additionally, weighted-average benchmark rate floors were 1.78% and 0.97% at December 31, 2025 and 2024, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude two and one whole loans, with amortized costs of $37.9 million and $5.6 million, in maturity default at December 31, 2025 and 2024, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at December 31, 2025 and 2024.
(6)
CRE whole loans had $88.6 million and $94.0 million in unfunded loan commitments at December 31, 2025 and 2024, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained.
(7)
Includes four mezzanine loans of $17.8 million, at amortized cost, with three having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at December 31, 2025. Includes two mezzanine loans of $3.5 million, at amortized cost, that both have fixed interest rates of 15.0% at December 31, 2024. Because the Company is also the first mortgage lender on these loans, it considers the first mortgage and mezzanine loans together as one whole loan.
(8)
The Company had one preferred equity investment associated with a CRE whole loan at December 31, 2025. The Company had no preferred equity investments associated with CRE whole loans at December 31, 2024. The preferred equity investment has a fixed interest rate of 10%, of which 4.0% interest is deferred until maturity.

The following is a summary of the Company’s CRE loans held for investment by property type and geographic location (dollars in thousands):

	December 31, 2025		December 31, 2024
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Multifamily	$1,482,268	81.9%	$1,125,564	77.4%
Office	230,385	12.7%	236,409	16.2%
Hotel	57,426	3.2%	56,384	3.9%
Mixed-Use	24,614	1.4%	—	—
Self-Storage	15,276	0.8%	36,188	2.5%
Total	$1,809,969	100%	$1,454,545	100%

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

	December 31, 2025		December 31, 2024
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Southwest	$437,113	24.2%	$364,544	25.0%
Southeast	373,256	20.6%	239,986	16.5%
Pacific	253,558	14.0%	146,652	10.1%
Mountain	223,247	12.3%	278,654	19.2%
Mid Atlantic	222,958	12.3%	183,075	12.6%
Northeast	163,724	9.1%	155,352	10.7%
East North Central	72,720	4.0%	46,459	3.2%
West North Central	63,393	3.5%	39,823	2.7%
Total	$1,809,969	100%	$1,454,545	100%

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2026	2027	2028 and Thereafter	Total
At December 31, 2025:
Whole loans (1)(2)	$592,949	$498,541	$691,589	$1,783,079
Preferred equity investment	—	—	9,425	9,425
Total CRE loans	$592,949	$498,541	$701,014	$1,792,504

Description	2025	2026	2027 and Thereafter	Total
At December 31, 2024:
Whole loans (1)(2)	$1,080,501	$198,982	$197,595	$1,477,078
Mezzanine loan	—	—	4,700	4,700
Total CRE loans	$1,080,501	$198,982	$202,295	$1,481,778
(1)
Maturity dates exclude two and one whole loans with amortized costs of $37.9 million and $5.6 million in maturity default at December 31, 2025 and 2024, respectively.
(2)
At December 31, 2025, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $397.1 million, $384.7 million and $1.0 billion in 2026, 2027 and 2028 and thereafter, respectively. At December 31, 2024, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $101.2 million, $555.5 million and $820.4 million in 2025, 2026 and 2027 and thereafter, respectively.

At December 31, 2025 and 2024, no single loan or investment represented more than 10% of the Company’s total assets. For the year ended December 31, 2025, one investment group generated 14.0% of the Company's revenue, while for the year ended December 31, 2024, no single investment group generated over 10% of the Company's revenue.

NOTE 7 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Allowance for credit losses at beginning of period	$32,847	$28,757
(Reversal of) provision for credit losses	(7,749)	4,790
Charge-offs	(4,700)	(700)
Allowance for credit losses at end of period	$20,398	$32,847

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

During the year ended December 31, 2025, the Company recorded reversals of expected credit losses of $7.7 million, primarily attributable to net improvements in the modeled credit risk of the Company's loan portfolio as well as loan payoffs. These reversals were offset by a general decline in projected macroeconomic factors. The Company also recorded a charge-off of $4.7 million for one mezzanine loan that was previously fully reserved.

During the year ended December 31, 2024, the Company recorded a net provision for expected credit losses of $4.8 million, primarily driven by a general decline of macroeconomic factors over the year as well as an increase in modeled credit risk in the Company's portfolio offset by loan payoffs. The Company also recorded a charge-off of $700,000 for one CRE whole loan held for sale.

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

In addition to the Company’s general estimate of credit losses, the Company may also be required to individually evaluate collateral-dependent loans for credit losses if it has determined that foreclosure or sale of the loan or the underlying collateral is probable. At December 31, 2025, the Company did not individually evaluate any CRE loans for impairment.

In fiscal year 2025 and at December 31, 2024, the Company individually evaluated the following loan for impairment:

•
One mezzanine loan in the Northeast region, collateralized by an office building and a principal balance of $4.7 million at December 31, 2024. The Company fully reserved this loan in the fourth quarter of 2022. The loan entered payment default in February 2023 and was placed on nonaccrual status. During the year ended December 31, 2025, the Company charged-off this loan.

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

DECEMBER 31, 2025

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At December 31, 2025:
Whole loans	$28,137	$938,416	$470,871	$377,904	$5,614	$1,820,942
Preferred equity investment	—	9,425	—	—	—	9,425
Total	$28,137	$947,841	$470,871	$377,904	$5,614	$1,830,367

At December 31, 2024:
Whole loans	$27,869	$565,968	$503,125	$380,116	$5,614	$1,482,692
Mezzanine loan	—	—	—	—	4,700	4,700
Total	$27,869	$565,968	$503,125	$380,116	$10,314	$1,487,392
(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $27.2 million and $14.6 million at December 31, 2025 and 2024, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2025 (1)	2024 (2)	2023	2022	2021	Prior	Total (3)
At December 31, 2025:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	$28,137	$—	$28,137
Rating 2	649,712	22,249	49,376	—	203,263	13,816	938,416
Rating 3	10,283	—	—	235,271	214,356	10,961	470,871
Rating 4	137,906	87,370	15,991	91,675	—	44,962	377,904
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	797,901	109,619	65,367	326,946	445,756	75,353	1,820,942
Preferred equity investment (rating 2)	9,425	—	—	—	—	—	9,425
Total loans	$807,326	$109,619	$65,367	$326,946	$445,756	$75,353	$1,830,367
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$(4,700)	$(4,700)

	2024 (2)	2023	2022	2021	2020	Prior	Total (3)
At December 31, 2024:
Whole loans: (4)
Rating 1	$—	$—	$—	$27,869	$—	$—	$27,869
Rating 2	19,023	48,106	46,416	382,195	56,284	13,944	565,968
Rating 3	—	—	249,907	242,155	—	11,063	503,125
Rating 4	80,672	15,811	85,004	153,740	—	44,889	380,116
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	99,695	63,917	381,327	805,959	56,284	75,510	1,482,692
Mezzanine loan (rating 5)	—	—	—	—	—	4,700	4,700
Total	$99,695	$63,917	$381,327	$805,959	$56,284	$80,210	$1,487,392
Current Period Gross Write-Offs	$—	$—	$—	$(700)	$—	$—	$(700)

(1)
Includes two novated CRE whole loans that resulted from loan workouts.
(2)
Includes two novated CRE whole loans that resulted from loan workouts.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $27.2 million and $14.6 million at December 31, 2025 and 2024, respectively.
(4)
Acquired CRE whole loans are grouped within each loan’s year of origination.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis at the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current (1)	Total Loans Receivable (2)	Total Loans > 90 Days and Accruing
At December 31, 2025:
Whole loans	$—	$—	$26,834	$26,834	$1,794,108	$1,820,942	$—
Preferred equity investment	—	—	—	—	9,425	9,425	—
Total	$—	$—	$26,834	$26,834	$1,803,533	$1,830,367	$—

At December 31, 2024:
Whole loans	$—	$70,760	$5,614	$76,374	$1,406,318	$1,482,692	$—
Mezzanine loan (3)	—	—	4,700	4,700	—	4,700	—
Total	$—	$70,760	$10,314	$81,074	$1,406,318	$1,487,392	$—

(1)
Includes one CRE loan with an amortized cost of $32.3 million in maturity default at December 31, 2025.
(2)
The total amortized cost of CRE loans excluded accrued interest receivable of $27.2 million and $14.6 million at December 31, 2025 and 2024, respectively.
(3)
Fully reserved at December 31, 2024.

At December 31, 2025 and 2024, the Company had three and two CRE whole loans, with total amortized costs of $59.1 million and $76.4 million, respectively, in payment default. Additionally at December 31, 2024, the Company had one mezzanine loan, with a total amortized cost of $4.7 million, in payment default.

During the year ended December 31, 2025, the Company did not recognize interest income on CRE whole loans that were placed on nonaccrual status. During the years ended December 31, 2024 and 2023, the Company recognized interest income of $472,000 and $437,000, respectively, on two CRE whole loans that were placed on nonaccrual status. During the years ended December 31, 2024 and 2023, the Company recognized interest income of $389,000 and $295,000, respectively, on one CRE whole loan that was placed on nonaccrual status as part of a modification that took place during the year ended December 31, 2023. The Company recognizes interest income on a cash basis from the net operating cash flows from the underlying property.

Loan Modifications

The Company is required to disclose modifications where it determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term or (v) any combination thereof.

During the year ended December 31, 2025, the Company did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

During the year ended December 31, 2024, the Company entered into the following three loan modifications that required disclosure:

•
A multifamily whole loan with an amortized cost of $54.9 million, representing 3.0% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from June 2025 to June 2026, (ii) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.70% to one-month Term SOFR plus a spread of 1.70%, and (iii) defer interest of 2.00% that will be due at payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service. In October 2025, the loan was novated and replaced with a new obligor. In connection with the novation, the new loan: (i) matures November 2028, (ii) pays a current pay rate of one-month Term SOFR plus a spread of 0.70%, (iii) defers interest of 3.00% that will be due at payoff, and (iv) has a mezzanine commitment up to $1.9 million, of which $86,000 was funded at December 31, 2025. The mezzanine loan has a fixed rate of 15.00% that accrues and will be due at payoff in November 2028.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

•
A multifamily whole loan with an amortized cost of $45.5 million, representing 2.5% of the total amortized cost of the portfolio, was modified to: (i) reduce its current pay interest rate from one-month Term SOFR plus a spread of 3.31% to a 5.00% fixed rate and (ii) defer the unpaid interest that will be due at loan payoff. In connection with the modification, the borrower funded additional capital into the project for interest reserves to cover debt service. At December 31, 2025, the loan was in maturity default.
•
A multifamily whole loan with an amortized cost of $70.8 million, representing 3.9% of the total amortized cost of the portfolio, was modified to: (i) extend its maturity from January 2025 to January 2026 and (ii) provide for 2.00% per annum of the interest rate to be deferred until payoff. The Company also entered into a mezzanine loan with a total commitment of $6.0 million. The mezzanine loan has a fixed rate of 15.00% that accrues and will be due at payoff. In connection with the modification, the borrower renewed the interest rate cap. In March 2025, the loan was novated when the Company foreclosed on the mezzanine loan. In connection with the novation, the new loan: (i) matures May 2030, (ii) pays a current pay fixed rate of 5.00%, and (iii) has a mezzanine loan commitment of up to $13.5 million, of which $12.1 million was funded at December 31, 2025.

These loans were performing in accordance with the modified contractual terms as of December 31, 2025. At December 31, 2025, two of these loans, with a total amortized cost of $125.7 million, had a risk rating of "4" and the other loan, with an amortized cost of $45.5 million, had a risk rating of "3".

NOTE 8 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

At December 31, 2025, the Company held investments in six real estate properties, three of which are included in investments in real estate, and three of which are included in properties held for sale on the consolidated balance sheets.

In September 2025, the Company sold its interest in a student housing project for $106.8 million and generated a one-time gain on the sale of real estate for $13.1 million. See Note 3 for further details about the sale transaction that occurred in September 2025. In December 2025, the Company sold an office complex for $16.5 million and generated a one-time loss on the sale of real estate for $1.5 million.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

The following table summarizes the book value of the Company’s acquired assets and assumed liabilities (in thousands, except amounts in the footnotes):

	December 31, 2025			December 31, 2024
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$74,468	$(7,797)	$66,671	$82,265	$(5,657)	$76,608
Right of use assets (2)(3)	19,665	(1,024)	18,641	20,064	(759)	19,305
Intangible assets (4)	9,469	(3,342)	6,127	9,833	(2,845)	6,988
Subtotal	103,602	(12,163)	91,439	112,162	(9,261)	102,901

Investments in real estate from lending activities:
Investments in real estate (1)	$10,025	$(281)	$9,744	$—	$—	$—
Right of use assets (2)(3)	399	(63)	336	—	—	—
Intangible assets (4)	364	(270)	94	—	—	—
Subtotal	10,788	(614)	10,174	—	—	—

Properties held for sale (5)	90,825	—	90,825	201,125	—	201,125
Total	205,215	(12,777)	192,438	313,287	(9,261)	304,026

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	19,565	620	20,185	76,631	2,925	79,556
Other liabilities	—	—	—	41	(29)	12
Lease liabilities (3)(6)	44,958	—	44,958	44,606	—	44,606
Subtotal	64,523	620	65,143	121,278	2,896	124,174

Investments in real estate from lending activities:
Other liabilities	41	(41)	—	—	—	—
Lease liabilities (3)(6)	378	—	378	—	—	—
Subtotal	419	(41)	378	—	—	—

Liabilities held for sale (7)	3,131	—	3,131	3,226	—	3,226
Total	68,073	579	68,652	124,504	2,896	127,400

Total net investments in real estate and properties held for sale (8)	$137,142		$123,786	$188,783		$176,626

(1)
Investments in real estate includes $15.2 million of land, which is not depreciable, at each of December 31, 2025 and 2024. Also includes $3.7 million and $3.2 million of construction in progress, which is also not depreciable until placed in service, at December 31, 2025 and 2024, respectively. Depreciation expense for the years ended December 31, 2025, 2024 and 2023, were $2.4 million, $2.7 million and $2.8 million, respectively.
(2)
Primarily comprises a $18.4 million and $18.6 million right of use asset, at December 31, 2025 and 2024, respectively, associated with an acquired ground lease disclosed in footnote (6) below accounted for as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally in December 2024, the Company entered into an operating lease associated with a parking lease at a newly acquired property. The associated right of use asset has a value of $322,000 and $367,000 at December 31, 2025 and 2024, respectively.
(3)
Refer to Note 9 for additional information on the Company’s remaining operating leases.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

(4)
Primarily comprises a franchise intangible of $3.5 million and $4.1 million, a management contract intangible of $2.6 million and $2.8 million, a customer list intangible of $87,000 and $371,000 and an in-place lease intangible of $7,000 and $68,000 at December 31, 2025 and 2024, respectively.
(5)
At December 31, 2025, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, an office property acquired via deed-in-lieu of foreclosure in June 2023 and one student housing property acquired in April 2022. At December 31, 2024, properties held for sale included a newly constructed multifamily property placed in service in September 2024 and an office complex acquired in July 2024.
(6)
Primarily comprised of a $44.7 million ground lease with a remaining term of 91 years at December 31, 2025. Lease expenses for the years ended December 31, 2025, 2024 and 2023 were $2.8 million, $2.8 million and $2.7 million, respectively.
(7)
Comprised of an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers to the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining. At December 31, 2025, 91 years remain in its term.

In December 2024, the Company entered into a parking lease at an asset acquired in August 2024. The parking lease allows the Company to have access to a designated amount of parking spots adjacent to the building which the Company operates. The lease payments increase 2.00% per year until 2123, or a 99-year lease. At December 31, 2025, 98 years remain in its term.

The following table summarizes the expenses of intangible assets, right of use assets and leases related to investments in real estate and other acquired assets and assumed liabilities (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Assets:
Amortization related to intangible assets	$767	$1,257	$998
Amortization related to right of use assets	328	207	203
Liabilities:
Accretion related to ground lease liability	$2,634	$2,548	$2,469
Lease payments	1,859	1,783	1,729

The following table summarizes the Company's expected fiscal year amortization expense on its intangible lease assets (in thousands):

Amortization Expense
2026	$835
2027	756
2028	748
2029	748
2030	748
2031	748
Total	$4,583

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

The following table summarizes the Company’s operating leases (in thousands):

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

	December 31, 2025	December 31, 2024
Operating Leases:
Right of use assets	$499	$606
Lease liabilities	$(544)	$(653)

Weighted average remaining lease term:	3.7 years	4.7 years
Weighted average discount rate (1):	8.70%	8.70%
(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

The following table summarizes the Company’s operating lease costs and cash payments during the periods indicated (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Lease Cost:
Operating lease cost	$160	$160	$194

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$159	$155	$151

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2026	$166
2027	170
2028	174
2029	132
Subtotal	642
Less: impact of discount	(98)
Total	$544

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at December 31, 2025 and December 31, 2024 and equity in earnings (losses) of unconsolidated entities for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands, except in the footnotes):

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

				Earnings (Losses) of Unconsolidated Entities
	Ownership %	December 31,		For the Year Ended December 31,
	at December 31, 2025	2025	2024	2025	2024	2023
'Unsecured Junior Subordinated Debentures(1)	3%	$1,548	$1,548	$—	$—	$—
65 E. Wacker Joint Venture, LLC (2)	90%	27,689	20,157	(517)	(490)	—
7720 McCallum JV, LLC (3)	50%	—	152	(339)	(422)	—
Pacmulti Affiliates JV, LLC (4)	50%	—	—	(871)	—	—
Total		$29,237	$21,857	$(1,727)	$(912)	$—
(1)
During the years ended December 31, 2025, 2024 and 2023, dividends from the investments in RCT I's and RCT II's common shares in the amounts of $133,000, $148,000 and $145,000, respectively, are recorded in other revenue on the Company's consolidated statements of operations.
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

NOTE 11 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2025:
CRE - term reinvestment financing facility	$731,002	$2,835	$728,167	5.50%	4.8 years	$1,009,622
Senior secured financing facility	63,099	1,454	61,645	7.53%	2.1 years	166,526
CRE - term warehouse financing facilities	534,760	898	533,862	5.54%	0.8 years	693,937
Mortgage payable	20,185	—	20,185	7.57%	0.3 years	26,964
5.75% Senior unsecured notes	150,000	469	149,531	5.75%	0.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	7.97%	10.7 years	—
Total	$1,550,594	$5,656	$1,544,938	5.73%	3.1 years	$1,897,049

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2024
ACR 2021-FL1 Senior Notes	$472,507	$660	$471,847	6.11%	11.5 years	$599,927
ACR 2021-FL2 Senior Notes	392,571	1,614	390,957	6.47%	12.1 years	525,571
Senior secured financing facility	63,099	2,189	60,910	8.22%	3.1 years	162,578
CRE - term warehouse financing facilities (1)	158,266	1,527	156,739	7.02%	1.3 years	257,012
Mortgages payable	80,113	557	79,556	9.25%	5.7 years	119,509
5.75% Senior unsecured notes	150,000	1,186	148,814	5.75%	1.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.67%	11.7 years	—
Total	$1,368,104	$7,733	$1,360,371	6.66%	8.7 years	$1,664,597

(1)
Principal outstanding includes accrued interest payable of $435,000 at December 31, 2024, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

Securitizations

The investments held by the Company’s securitizations collateralized the securitizations’ borrowings and, as a result, were not available to the Company, its creditors, or stockholders. All senior notes of the securitizations held by the Company at December 31, 2024 were eliminated in consolidation. In March 2025, the Company exercised the optional redemption on ACR 2021-FL1 and ACR 2021-FL2 in conjunction with the closing of the CRE term reinvestment facility (see below).

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

ACR 2026-FL4

In February 2026, the Company closed ACRES Commercial Realty 2026-FL4 Issuer, LLC ("ACR 2026-FL4"), a CRE debt securitization transaction that can finance up to $1.0 billion of CRE loans. ACR 2026-FL4 issued a total of $879.5 million of non-recourse, floating-rate notes to third parties at par. Additionally, the Company retained 100% of the Class F notes, Class G notes and Income notes. ACR 2026-FL4 includes a 180-day ramp up acquisition period that allows it to acquire CRE loans using unused proceeds from the issuance of the non-recourse floating-rate notes. Additionally, ACR 2026-FL4 includes a reinvestment period, which ends in August 2028, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds.

At closing, the offered notes issued to investors consisted of the following classes: (i) $589.7 million of Class A notes bearing interest at one-month SOFR plus 1.45%, increasing to 1.70% in August 2031; (ii) $104.2 million of Class A-S notes bearing interest at one-month SOFR plus 1.70%, increasing to 1.95% in August 2031; (iii) $72.4 million of Class B notes bearing interest at one-month SOFR plus 1.95%, increasing to 2.45% in August 2031; (iv) $58.5 million of Class C notes bearing interest at one-month SOFR plus 2.25%, increasing to 2.75% in August 2031; (v) $36.9 million of Class D notes bearing interest at one-month SOFR plus 2.85%, increasing to 3.35% in August 2031; and (vi) $17.8 million of Class E notes bearing interest at one-month SOFR plus 3.60%, increasing to 4.10% in August 2031.

All of the notes issued mature in August 2044, although the Company has the right to call the notes beginning on the payment date in August 2028 and thereafter.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

Financing Arrangements

Borrowings under the Company’s financing arrangements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to these arrangements (dollars in thousands, except amounts in the footnotes):

	December 31, 2025				December 31, 2024
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Reinvestment Financing Facility
JPMorgan Chase Bank, N.A. (1)	$728,167	$1,009,622	34	5.50%	$—	$—	—	—%

Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	61,645	166,526	5	7.53%	60,910	162,578	6	8.22%

CRE - Term Warehouse Financing Facilities (3)
JPMorgan Chase Bank, N.A. (4)	116,488	149,000	3	5.50%	90,995	158,639	5	6.87%
Morgan Stanley Mortgage Capital Holdings LLC (5)	417,374	544,937	12	5.55%	65,744	98,373	5	7.22%

Mortgages Payable
ReadyCap Commercial, LLC (6)	20,185	26,964	1	7.57%	20,240	26,960	1	8.28%
Oceanview Life and Annuity Company (7)(8)	—	—	—	—%	44,211	92,549	1	10.40%
Florida Pace Funding Agency (7)(9)	—	—	—	—%	15,105	—	—	7.26%
Total	$1,343,859	$1,897,049			$297,205	$539,099

(1)
Includes $2.8 million of deferred debt issuance costs at December 31, 2025.
(2)
Includes $1.5 million and $2.2 million of deferred debt issuance costs at December 31, 2025 and 2024, respectively.
(3)
Outstanding borrowings include accrued interest payable at December 31, 2024.
(4)
Includes $352,000 and $988,000 of deferred debt issuance costs at December 31, 2025 and 2024, respectively.
(5)
Includes $546,000 and $539,000 of deferred debt issuance costs at December 31, 2025 and 2024, respectively.
(6)
There were no deferred debt issuance costs at December 31, 2025. Includes $52,000 of deferred debt issuance costs at December 31, 2024.
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

DECEMBER 31, 2025

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands, except amounts in footnotes):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At December 31, 2025:
CRE - Term Reinvestment Financing Facility (1)(2)
JPMorgan Chase Bank, N. A.	$295,734	4.8 years	5.50%
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$104,091	2.1 years	7.53%
CRE - Term Warehouse Financing Facilities (1)(2)
JPMorgan Chase Bank, N. A.	$32,570	0.6 years	5.50%
Morgan Stanley Mortgage Capital Holdings LLC	$130,295	0.8 years	5.55%
Mortgage Payable
ReadyCap Commercial, LLC (3)	$6,695	0.3 years	7.57%

(1)
Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the financing agreement liabilities and accrued interest payable.
(2)
The Company is required to maintain a total minimum unencumbered liquidity balance of $20.9 million.
(3)
Equal to the total of the estimated fair value of real estate property investment financed, minus the total of the construction loans agreement liabilities and accrued interest payable.

The Company was in compliance with all financial covenants in each of the respective agreements at December 31, 2025 and 2024.

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

The JPMorgan Chase 2025 Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of the ACRES SPE 2025-1, LLC, ("Seller SPE") or the Company; breaches of covenants and/or certain representations and warranties; and a judgment in an amount greater than $250,000 against the Seller SPE or ACRES RF or $10.0 million against the Company. The remedies for such events of default are also customary for this type of financing arrangement and include the acceleration of the principal amount outstanding under the JPMorgan Chase 2025 Facility and the liquidation by JPMorgan Chase of purchased assets then subject to the JPMorgan Chase 2025 Facility. In October 2025, the JPMorgan Chase 2025 Facility was amended to allow ACRES Mortgage Fund Levered II, LLC ("AMF Levered II, LLC"), a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., to purchase a non-controlling interest in the Seller SPE. At December 31, 2025, AMF Levered II, LLC owned a $125.0 million non-controlling interest, or 43.2%, of the Seller SPE and assumed a proportionate share of risk in the portfolio.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

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

In December 2022, Holdings, the Borrower and the Lenders entered into an Amended and Restated Loan and Servicing Agreement (the "Amended and Restated Loan and Servicing Agreement"), which amends and restates the MassMutual Loan Agreement, and reflects a senior secured term loan facility, not to exceed $500.0 million, composed of individual loan series issued upon mutual agreement of the Borrower and Lenders. Each loan series will be available for three months after the closing date agreed upon by the Borrower and Lenders (“Commitment Period”), subject to the maximum dollar amount agreed upon for that series. The Commitment Period is subject to immediate termination upon the occurrence of an event of default. Each loan series will have a final maturity of five years from the issuance date for the loan series unless an additional time is mutually agreed upon by the Lenders and Borrower. The advance rate on portfolio assets will be mutually agreed upon by the Lenders and Borrower. Each loan series will have its own mutually agreed upon interest rate equal to one-month Term SOFR plus the applicable spread.

In connection with the Amended and Restated Loan and Servicing Agreement, several indirect, wholly owned subsidiaries of the Company entered into a Guaranty (the "MassMutual Guaranty") in favor of the secured parties under the Amended and Restated Loan and Servicing Agreement. Pursuant to the MassMutual Guaranty, the Company fully guaranteed all payments and performance of Holdings and the Borrower under the Amended and Restated Loan and Servicing Agreement.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

In May 2020, the Company entered into an amendment to the JP Morgan Chase Guarantee that revised its minimum equity financial covenant as of February 29, 2020. In October 2020, the Company entered into an amendment to the JPMorgan Chase Guarantee that revised a covenant definition so that credit losses are determined in accordance with a risk rating-based methodology. In September and October 2021, the JPMorgan Chase Facility was amended twice, resulting in (i) the extension of the JPMorgan Chase Facility’s maturity date to October 2024, (ii) an update to the Company’s tangible net worth requirement and minimum liquidity covenant as set forth in the guarantee agreement and (iii) a modification of market terms regarding the replacement of LIBOR upon determination of a benchmark transition event. In November 2022, the JPMorgan Chase Facility was amended for the following: (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity, and (iii) minimum unencumbered liquidity requirement, each through September 2023. In July 2023, the JPMorgan Chase Facility was amended to extend the maturity date to July 2026, as well as to extend the amendments to (i) EBITDA to interest expense ratio, (ii) maximum ratio of total indebtedness to its total equity and (iii) minimum unencumbered liquidity requirement, each through December 2024. In March 2025, the Company entered into Amendment No. 6 to Guarantee, by and between the Company and JPMorgan Chase, which makes certain amendments and modifications to the Guarantee, dated October 26, 2018 between the Company and JPMorgan Chase, as amended (the "JPM Guarantee") including but not limited to amending (capitalized terms each as defined in the JPM Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. In August 2025, the Company entered into Amendment No. 7 to Guarantee, by and between the Company and JPMorgan Chase, which makes certain amendments and modifications to the Guarantee, dated October 26, 2018 between the Company and JPMorgan Chase, as amended the JPM Guarantee, to amend the terms of the debt service coverage period.

The JPMorgan Chase Facility contains margin call provisions that provide JPMorgan Chase with certain rights if the value of purchased assets declines. Under these circumstances, JPMorgan Chase may require the Company to transfer cash in an amount necessary to eliminate such margin deficit or repurchase the asset(s) that resulted in the margin call.

In connection with the JPMorgan Chase Facility, the Company guaranteed the payment and performance under the JPMorgan Chase Facility pursuant to the JPMorgan Chase Guarantee subject to a limit of 25% of the currently unpaid aggregate repurchase price of all purchased assets. The JPMorgan Chase Guarantee includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. Also, ACRES RF, the direct owner of the wholly-owned subsidiary borrower, executed a pledge agreement with JPMorgan Chase pursuant to which it pledged and granted to JPMorgan Chase a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.

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

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a Master Repurchase and Securities Contract Agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. As amended, the Morgan Stanley Facility had a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and was scheduled to mature in November 2025. The Company also has the right to request a one-year extension. In March 2025, the Company entered into Amendment No. 4 to Guaranty by and between the Company and Morgan Stanley, which makes certain amendments and modifications to the amended Guaranty between the Company and Morgan Stanley (the "MS Guaranty"), including but not limited to (capitalized terms each as defined in the MS Guaranty) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. In November 2025, the Company entered into Amendment No. 3 to the Morgan Stanley Facility extending its maturity to November 2026 and entered into Amendment No.4 to the Morgan Stanley Facility to increase the facility amount to $400.0 million, as increased from time to time, provided the amount shall be automatically reduced to $250.0 million on the earlier of May 2026 or when the Company sends a request for a reduction in the facility amount. Provided certain conditions are met, prior to May 2026, the Company can request that the facility amount be increased to $500.0 million.

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

DECEMBER 31, 2025

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

In January 2023, Chapel Drive East, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a loan agreement (the "Construction Loan Agreement") with Oceanview Life and Annuity Company ("Oceanview") to finance the construction of a student housing complex (the "Construction Loan"). The Construction Loan was interest only and had a maximum principal balance of $48.0 million. The Construction Loan charged one-month Term SOFR plus a spread of 6.00%. In February 2025, the Construction Loan was amended to bifurcate the first one-year extension option into two separate extension options and periods: a seven-month extension period ended September 2025 and a five-month extension ended February 2026. The Construction Loan had a maturity of September 2025.

In addition to the Construction Loan, Chapel Drive East, LLC, entered into a financing agreement with Florida Pace Funding Agency to fund energy efficient building improvements and had a maximum principal balance of $15.5 million. This agreement charged fixed interest of 7.26% and matured in July 2053.

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

DECEMBER 31, 2025

a redemption price equal to 100% of the principal amount of the 5.75% Senior Unsecured Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

The Indenture contains restrictive covenants that, among other things, require the Company to maintain certain financial ratios. The foregoing limitations are subject to exceptions as set forth in the Supplemental Indenture. At December 31, 2025, the Company was in compliance with these covenants. The Indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) non-payment of principal or interest, (ii) breach of certain covenants contained in the Indenture or the 5.75% Senior Unsecured Notes, (iii) an event of default or acceleration of certain other indebtedness of the Company or a subsidiary in which the Company has invested at least $75.0 million in capital within the applicable grace period and (iv) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), CTC or the holders of at least 25% in aggregate principal amount of the then outstanding 5.75% Senior Unsecured Notes may declare all of the notes to be due and payable.

Unsecured Junior Subordinated Debentures

During 2006, the Company formed RCT I and RCT II for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. RCT I and RCT II are not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, the Company issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing the Company’s maximum exposure to loss. The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II were included in borrowings and were amortized into interest expense on the consolidated statements of operations using the effective yield method over a ten-year period.

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at December 31, 2025 and 2024. The interest rates for RCT I and RCT II, at December 31, 2025, were 7.90% and 8.05%, respectively. The interest rates for RCT I and RCT II, at December 31, 2024, were 8.54% and 8.80%, respectively.

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

Contractual maturity dates of the Company’s borrowings principal outstanding by category and year are presented in the table below (in thousands):

	Total	2026	2027	2028	2029(1)	2030 and Thereafter
At December 31, 2025:
CRE - term reinvestment financing facility	$731,002	$—	$—	$—	$—	$731,002
Senior secured financing facility	63,099	—	50,996	12,103	—	—
CRE - term warehouse financing facilities	534,760	534,760	—	—	—	—
Mortgage payable	20,185	20,185	—	—	—	—
5.75% Senior unsecured notes	150,000	150,000	—	—	—	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,550,594	$704,945	$50,996	$12,103	$—	$782,550

(1)
There are no contractual maturities due in 2029.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

NOTE 12 - SHARE ISSUANCE AND REPURCHASE

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent ("JonesTrading"), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the 7.875% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"). Sales of the Series D Preferred Stock may be made in transactions that are deemed to be "at the market" offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the years ended December 31, 2025, 2024 and 2023, the Company did not issue any Series D Preferred Stock through this agreement.

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

At December 31, 2025, the Company had 4.8 million shares of Series C Preferred Stock and 4.5 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

In November 2021, the board of directors, (the "Board"), authorized and approved the continued use of its existing share repurchase program to repurchase an additional $20.0 million of the outstanding shares of the Company's common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. From November 2023 through October 2025, the Board authorized and approved the repurchase of an additional $32.5 million of outstanding shares of both common and preferred stock. In December 2025, the authorized amount was fully utilized.

During the years ended December 31, 2025, 2024 and 2023, the Company repurchased $22.3 million, $7.9 million and $7.4 million of its common stock, representing 1,137,933, 579,456 and 899,085 shares, respectively. Additionally, during the year ended December 31, 2024, the Company repurchased $2.2 million, or 100,000 shares, of its Series D Preferred Stock. In December 2025, the authorized amount was fully utilized.

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

DECEMBER 31, 2025

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

The Omnibus Plan and the Manager Plan are administered by the compensation committee of the Company’s Board (the "Compensation Committee"). In 2020, the Compensation Committee and the Board created parameters for equity awards, whereby they are no longer discretionary but are now based upon the Company’s achievement of performance parameters using book value of the common stock as the appropriate benchmark. See Note 17 for a description of awards made under the Manager Plan.

The Company recognized stock-based compensation expense of $2.1 million, $3.0 million and $2.6 million during the years ended December 31, 2025, 2024 and 2023, respectively, related to restricted stock.

In May 2024, the Company issued 295,237 shares of common stock to the Manager and 38,096 shares of common stock to the Company’s directors (with the exception of Messrs. Fentress and Fogel) under the Plans after the Company reached the established per share book value target of $27.00 per share. Each grant vests 25% per year over four years. No shares of common stock were issued to the Manager or the Company’s directors during the year ended December 31, 2025.

On March 5, 2026, the Company issued a total of 243,650 shares of common stock under its Manager Incentive Plan to ACRES Share Holdings, LLC, a subsidiary of the Manager and under its Third Amended and Restated Omnibus Equity Compensation Plan to the Company’s directors (with the exception of Messrs. Fentress and Fogel), after the Company reached the established per share book value target of $30.00 per share. Each grant vests 25% over four years. Of this amount, ACRES Share Holdings, LLC was granted 204,765 shares of common stock and now holds approximately 16% of the Company’s outstanding common stock. Additionally, on March 5, 2026, the Company granted ACRES Share Holdings, LLC a stock ownership waiver allowing it to exceed the 9.8% ownership limitations set forth in the Company's charter. The stock ownership waiver allows ACRES Share Holdings, LLC to hold up to 18% of the Company's outstanding shares of common stock.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation may be paid in cash and at least 25% must be paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the years ended December 31, 2025 and 2024, the Company incurred no incentive compensation payable to the Manager. At December 31, 2025 and 2024, there was no incentive compensation payable within Management fee payable - related party on the consolidated balance sheets. During the year ended December 31, 2023, the Company incurred incentive compensation expense payable to the Manager of $895,000, of which 50% was payable in cash and 50% was payable in common stock.

The Company did not issue shares of common stock to the Manager during the year ended December 31, 2025. The Company issued 1,911 shares of common stock to the Manager during the year ended December 31, 2024, pertaining to the portion of the fourth quarter 2023 incentive compensation that was payable in shares. Shares of common stock issued under the Management Agreement for incentive compensation vest immediately upon issuance.

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2025	520,240	54,298	574,538	$13.83
Issued	—	—	—	—
Vested	(223,810)	(22,142)	(245,952)	14.39
Unvested shares at December 31, 2025	296,430	32,156	328,586	$13.40

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

The unvested shares of restricted common stock that are expected to vest during the following years:

Shares
2026	164,293
2027	82,139
2028	82,154
Total	328,586

At December 31, 2025, total unrecognized compensation costs relating to unvested restricted stock was $1.5 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 2.3 years.

NOTE 14 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2025	2024	2023
Net income	$27,976	$28,695	$21,848
Net income allocated to preferred shares	(21,077)	(20,386)	(19,422)
Carrying value in excess of consideration paid for preferred shares	—	242	—
Net (income) loss allocable to non-controlling interest, net of taxes	(6,660)	572	542
Net income allocable to common shares	$239	$9,123	$2,968

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	7,129,163	7,261,635	8,024,295
Weighted average number of warrants outstanding (1)	—	391,995	391,995
Total weighted average number of common shares outstanding - basic	7,129,163	7,653,630	8,416,290
Effect of dilutive securities - unvested restricted stock	283,748	271,273	149,768
Weighted average number of common shares outstanding - diluted	7,412,911	7,924,903	8,566,058

Net income per common share - basic	$0.03	$1.19	$0.35
Net income per common share - diluted	$0.03	$1.15	$0.35
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

The Company’s 2026 distributions are, and will be, determined by the Company’s Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the years ended December 31, 2025, 2024 and 2023, the Company did not pay any common share distributions.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

The following table presents distributions declared (on a per share basis) for the years ended December 31, 2025, 2024 and 2023 with respect to the Company’s Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2025
December 31	January 30, 2026	$2,930	$0.6103331	January 30, 2026	$2,219	$0.4921875
September 30	October 30	3,071	0.6398100	October 30	2,219	0.4921875
June 30	July 30	3,062	0.6379156	July 30	2,219	0.4921875
March 31	April 30	3,064	0.6383681	April 30	2,219	0.4921875
2024
December 31	January 30, 2025	$3,155	$0.6572606	January 30, 2025	$2,219	$0.4921875
September 30	October 30	3,355	0.6988981	October 30	2,219	0.4921875
June 30	July 30	2,587	0.5390625	July 30	2,219	0.4921875
March 31	April 30	2,588	0.5390625	April 30	2,219	0.4921875
2023
December 31	January 30, 2024	$2,588	$0.5390625	January 30, 2024	$2,268	$0.4921875
September 30	October 30	2,587	0.5390625	October 30	2,268	0.4921875
June 30	July 31	2,588	0.5390625	July 31	2,268	0.4921875
March 31	May 1	2,587	0.5390625	May 1	2,268	0.4921875

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the year ended December 31, 2025 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2025	$(3,203)
Amounts reclassified from accumulated other comprehensive loss (1)	1,600
Balance at December 31, 2025	$(1,603)

(1)
Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

The Management Agreement’s current contract term ends on July 31, 2026 and the agreement provides for automatic one year renewals on such date and on each July 31 thereafter until terminated. The Company’s Board reviews the Manager’s performance annually. The Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of its common stock, based upon unsatisfactory performance that is materially detrimental to the Company or a determination by its independent directors that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. The Company’s Board must provide 180 days’ prior notice of any such termination. If the Company terminates the Management Agreement, the Manager is entitled to a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

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

DECEMBER 31, 2025

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the years ended December 31, 2025, 2024 and 2023, the Manager earned base management fees of $6.4 million, $6.5 million and $6.6 million, respectively. No incentive management fee was earned during the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, the Manager earned incentive management fees of $895,000 of which 50% was payable in cash and 50% was payable in common stock. At December 31, 2025, there was no base management fee payable to the Manager and at December 31, 2024, the Company had a base management payable to the Manager of $540,000. At December 31, 2025 and 2024, no incentive management fees were payable by the Company to the Manager.

The Manager and its affiliates provide the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimburses the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax, and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimburses out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations. The costs are recorded in general and administrative expenses on the consolidated statements of operations.

For the years ended December 31, 2025, 2024 and 2023, the Company reimbursed the Manager $5.1 million, $4.7 million and $3.8 million, respectively, for all such compensation and costs. At December 31, 2025 and 2024, the Company had payables to the Manager pursuant to the Management Agreement totaling $466,000 and $353,000, respectively, related to such compensation and costs. The Company’s base management fee payable was recorded in management fee payable while expense reimbursement payables were recorded in accounts payable and other liabilities on the consolidated balance sheets, respectively.

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

In March 2025, the Company amended and restated the promissory note in connection with the ACRES Loan. The ACRES Loan was amended and restated to: (i) be issued by ACRES Holdings, LLC, (ii) provide for a six month option for ACRES Holdings, LLC to draw an additional balance of $7.0 million, and (iii) if such option is exercised, (a) to extend the maturity to July 31, 2031, (b) increase the interest rate to 5.00% and (c) increase the monthly amortization to $50,000. The six month option period ended and was not exercised.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded interest income of $320,000, $331,000 and $339,000, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. At December 31, 2025 and 2024, the ACRES Loan had a principal balance of $10.4 million and $10.7 million, respectively, recorded in loan receivable - due from Manager on the consolidated balance sheets. At December 31, 2025 and 2024, the ACRES Loan had no interest receivable.

The Company retained equity in two securitization entities that were structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets. The two securitizations were liquidated during March 2025.

Relationship with ACRES Mortgage Loan Funding, LLC. In July 2025, the Company sold $45.8 million of a $72.0 million CRE whole loan commitment that originated in the second quarter of 2025 to ACRES Mortgage Loan Funding, LLC. The Company

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

transferred $344,000 of the origination fee related to the portion of this CRE whole loan to ACRES Capital, LLC. No loans were co-originated during the years ended December 31, 2025 and 2024.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC ("ACRES Capital Servicing"), an affiliate of ACRES Capital Corp. and the Manager, served as the portfolio servicer. Additionally, ACRES Capital Servicing served as special servicer of ACR 2021-FL1 and ACR 2021-FL2 prior to their liquidation in March 2025. In February 2026, the Company closed the 2026-FL4 securitization transaction and ACRES Capital Servicing serves as special servicer.

During the years ended December 31, 2025, 2024 and 2023, ACRES Capital Servicing received no portfolio servicing fees. During the years ended December 31, 2025, 2024 and 2023, ACRES Capital Servicing earned $182,000, $328,000 and $67,000, respectively, in special servicing fees, of which $11,000 and $19,000 were recorded as a reduction to interest income in the consolidated statements of operations for the years ended December 31, 2024 and 2023. During the year ended December 31, 2025, no special servicing fee was recorded as a reduction to interest income in the consolidated statements of operations.

Relationship with ACRES Collateral Manager, LLC. ACRES Collateral Manager, LLC, an affiliate of ACRES Capital Corp. and the Manager, served as the collateral manager of ACR 2021-FL1 and ACR 2021-FL2, a role for which it waived its fee. In March 2025, ACR 2021-FL1 and ACR 2021-FL2 were liquidated. In February 2026, the Company closed the 2026-FL4 securitization transaction and ACRES Collateral Manager, LLC serves as collateral manager, a role for which it waived its fee.

Relationship with ACRES Development Management, LLC. ACRES Development Management, LLC ("DevCo") is a wholly owned subsidiary of ACRES Capital Corp., the parent of the Manager. DevCo acts in various capacities as a co-developer or owner’s representative for direct equity investments within the Company’s portfolio. The Company has entered into three development agreements with DevCo (the "Development Agreements") that were signed between November 2021 and April 2022, between the joint venture entity of the CRE equity investments acquired through direct investment. At December 31, 2025, only one development agreement remains active.

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.50% of all project costs. During the year ended December 31, 2025, the Company did not incur nor pay fees for services rendered under these agreements. During the years ended December 31, 2024 and 2023, the Company incurred and paid $412,000 and $464,000, respectively, in fees for services rendered under the Development Agreements.

Relationship with ACRES Share Holdings, LLC. During the year ended December 31, 2025, the Company did not issue any shares to ACRES Share Holdings, LLC in connection with the incentive compensation payable to the Manager under the Management Agreement. During the year ended December 31, 2024, the Company issued 1,911 shares in connection with the incentive compensation payable to the Manager under the Management Agreement. The shares vested fully upon issuance pursuant to the Management Agreement.

During the year ended December 31, 2024, ACRES Share Holdings, LLC was granted 295,237 shares under the Manager Plan. These shares will vest 25% for four years, on each anniversary of the issuance date. There were no shares granted to ACRES Share Holdings, LLC under the Manager Plan for the year ended December 31, 2025. See Note 13 for additional details.

On March 5, 2026, the Company issued a total of 204,765 shares of common stock under its Manager Incentive Plan to ACRES Share Holdings, LLC, a subsidiary of the Manager after the Company reached the established per share book value target of $30.00 per share. Each grant vests 25% over four years. Additionally, on March 5, 2026, the Company granted ACRES Share Holdings, LLC a stock ownership waiver allowing it to exceed the 9.8% ownership limitations set forth in the Company's charter. The stock ownership waiver allows ACRES Share Holdings, LLC to hold up to 18% of the Company's outstanding shares of common stock.

Relationship with McCallum JV. In September 2024, ACRES RF, a direct, wholly owned subsidiary, entered into a $33.7 million senior loan commitment and a $1.5 million mezzanine loan commitment with McCallum JV in which the Company holds a 50% interest. The loans have an initial maturity date of September 5, 2027. The senior loan has a rate of one-month Term SOFR plus a spread of 2.75%, while the mezzanine loan has a fixed rate of 20.00%. At December 31, 2025, the senior loan was fully funded, while the mezzanine loan had an outstanding balance of $1.4 million. During the years ended December 31, 2025 and 2024, the Company recognized $2.5 million and $800,000, respectively, of revenue related to the McCallum JV loans. At December 31, 2025 and 2024, $916,000 and $284,000, respectively, of accrued interest was outstanding.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

Relationship with Pacmulti JV. In March 2025, ACRES RF, a direct, wholly owned subsidiary, entered into a $70.8 million senior loan commitment and a $13.5 million mezzanine loan commitment with Pacmulti JV in which the Company holds a 50% interest. The loans have an initial maturity date of May 5, 2030. The senior loan has a rate of one-month Term SOFR plus a spread of 3.41%, while the mezzanine loan has a fixed rate of 15.00%. At December 31, 2025, the senior loan has been fully funded, while the mezzanine loan had an outstanding balance of $12.1 million. During the year ended December 31, 2025, the Company recognized $5.2 million of revenue related to the loans, with $4.8 million of accrued interest outstanding at December 31, 2025.

Relationship with AMF Levered II, LLC. During the year ended December 31, 2025, AMF Levered II, LLC, a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., purchased a $125.0 million non-controlling interest in SPE 2025-1. During the year ended December 31, 2025, the Company allocated $4.0 million in earnings related to operations and distributed $353,000 of income, net of expenses to AMF Levered II, LLC. Additionally, at December 31, 2025, the Company had a distribution payable balance of $516,000. AMF Levered II, LLC owns 43% of SPE 2025-1 and assumed its proportionate share of risk in the underlying assets and the liabilities, including the JPMorgan Chase 2025 Facility.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at either December 31, 2025 or 2024.

The Company measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying value of the assets may be impaired. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or write-downs of an asset's value due to impairment.

During the year ended December 31, 2025, the Company foreclosed on one property that formerly collateralized a CRE whole loan. Upon receipt, the property was immediately contributed to a joint venture, and the Company's investment in that joint venture is included in investments in unconsolidated entities on the consolidated balance sheets. The property was appraised and determined to have a fair value of $74.4 million at the time of acquisition. Fair value was determined using an income capitalization valuation technique, with the significant unobservable input being an overall cap rate of 5.00% The valuation of this property fell under Level 3 of the fair value hierarchy.

During the year ended December 31, 2024, the Company received one deed-in-lieu of foreclosure on a property and foreclosed on a second property that each formerly collateralized a CRE whole loan. Upon receipt, the properties were immediately contributed to joint ventures, and the Company's investment in those joint ventures are included in investments in unconsolidated entities on the consolidated balance sheets. The first property was appraised and determined to have a fair value of $20.3 million at the time of acquisition. Fair value was determined using a discounted cash flow valuation technique, with the significant unobservable inputs being an internal rate of return of 8.50% and a terminal cap rate of 7.00%. The second property was appraised and determined to have a fair value of $32.0 million at the time of acquisition. Fair value was determined using an income capitalization valuation technique, with the significant unobservable input being a terminal cap rate of 6.00%. The valuation of this property fell under Level 3 of the fair value hierarchy.

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

DECEMBER 31, 2025

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

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. The Company’s floating-rate CRE loans had interest rates from 4.63% to 10.88% and 7.13% to 11.63% at December 31, 2025 and 2024, respectively.

CRE mezzanine loans. The fair value of the Company's mezzanine loans are measured by discounting the expected remaining cash flows using the current interest rates at which similar instruments would be originated for the same remaining maturity. At December 31, 2024, the Company held one mezzanine loan, which was fully reserved and had no carrying or fair value. The Company did not hold any mezzanine loans at December 31, 2025, as the one mezzanine loan was charged off.

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

CRE term reinvestment financing facility, Senior secured financing facility, warehouse financing facilities and mortgage payable. These are variable rate debt instruments that are indexed to one-month Term SOFR that reset periodically and, as a result, their carrying value approximates their fair value, excluding deferred debt issuance costs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

The fair values of the Company’s financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value(1)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2025:
Assets:
CRE whole loans	$1,800,784	$1,828,299	$—	$—	$1,828,299
CRE preferred equity investment	9,185	9,511	—	—	9,511
Loan receivable - due from Manager	10,375	9,337	—	—	9,337
Liabilities:
CRE term reinvestment facility	728,167	731,002	—	—	731,002
Senior secured financing facility	61,645	63,099	—	—	63,099
Warehouse financing facilities	533,862	534,760	—	—	534,760
Mortgage payable	20,185	20,185	—	—	20,185
5.75% Senior Unsecured Notes	149,531	148,740	—	—	148,740
Junior subordinated notes	51,548	42,777	—	—	42,777
At December 31, 2024:
Assets:
CRE whole loans	$1,454,545	$1,484,997	$—	$—	$1,484,997
Loan receivable - due from Manager	10,675	8,969	—	—	8,969
Loan held for sale	11,100	11,100	—	—	11,100
Liabilities:
Senior notes in CRE securitizations	862,804	857,437	—	—	857,437
Senior secured financing facility	60,910	63,099	—	—	63,099
Warehouse financing facilities	156,739	158,266	—	—	158,266
Mortgages payable	79,556	80,113	—	—	80,113
5.75% Senior Unsecured Notes	148,814	145,485	—	—	145,485
Junior subordinated notes	51,548	40,852	—	—	40,852

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At December 31, 2025 and 2024, the Company had losses of $1.6 million and $3.3 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During each of the three years ended December 31, 2025, 2024 and 2023, the Company recorded amortization expense, reported in interest expense on the consolidated statements of operations, of $1.7 million.

At December 31, 2024, the Company had an unrealized gain of $73,000 attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets, to be accreted into earnings over the remaining life of the debt. The Company did not have an unrealized balance at December 31, 2025 since the remaining gain attributable to two terminated interest rate swaps in accumulated other comprehensive loss on the consolidated balance sheets was realized during the year ended December 31, 2025. During the years ended December 31, 2025, 2024 and 2023, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $73,000, $92,000 and $91,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements.

The following table presents the effect of the derivative instruments on the consolidated statements of operations during the years ended December 31, 2025, 2024 and 2023:

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest rate swap contracts, hedging	Interest expense	$(1,600)	$(1,598)	$(1,593)

(1)
Negative values indicate a decrease to the associated consolidated statements of operations line items.

NOTE 20 - INCOME TAXES

The following table details the components of income taxes of the Company (in thousands):

	Years Ended December 31,
	2025	2024	2023
Income tax (benefit) expense:
Current:
Federal	$(81)	$—	$—
State	(2)	(1)	1
Total current	(83)	(1)	1
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total	$(83)	$(1)	$1

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

A reconciliation of the income tax expense based upon the statutory tax rate to the effective income tax rate was as follows of the Company for the year presented (dollars in thousands):

	Year Ended December 31,
	2025
Income tax (benefit) expense:
Statutory tax	$5,858	21.00%
REIT non-taxable income	(6,325)	(22.68%)
State and local taxes, net of federal benefit	394	1.41%
True-up of prior period tax expense	7	0.03%
Valuation allowance	(222)	(0.80%)
Other items	205	0.74%
Total	$(83)	(0.30%)

A reconciliation of the income tax expense based upon the statutory tax rate to the effective income tax rate was as follows for the Company’s TRSs for the years presented (in thousands):

	Years Ended December 31,
	2024	2023
Income tax (benefit) expense:
Statutory tax	$(39)	$(70)
State and local taxes, net of federal benefit	1,062	(42)
True-up of prior period tax expense	—	(6)
Valuation allowance	(757)	310
Other items	(267)	(191)
Total	$(1)	$1

The components of deferred tax assets and liabilities were as follows for the Company (in thousands):

	December 31,
	2025	2024
Deferred tax assets related to:
Federal, state and local loss carryforwards	$13,739	$13,794
Amortization of intangibles	18	25
Capital loss carryforward	5,480	255
Accrued expenses	4	—
Equity investments	—	5,116
Interest expense limitation 163(j)	1,823	1,365
Total deferred tax assets	21,064	20,555
Valuation allowance	(20,328)	(20,551)
Total deferred tax assets, net of valuation allowance	$736	$4

Deferred tax liabilities related to:
Equity investments	$(736)	$—
Accrued expenses	—	(4)
Total deferred tax liabilities	$(736)	$(4)

Deferred tax assets, net	$—	$—

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

At December 31, 2025 and 2024, the Company had $62.3 million and $60.9 million, respectively, of gross federal and $832,000 and $1.3 million, respectively, of gross state and local net operating loss ("NOL") carryforwards (a collective deferred tax asset of $13.7 million and $13.8 million, respectively). At December 31, 2025, $22.5 million of the NOL carryforwards have an indefinite carryforward period and $39.8 million of the NOL carryforwards begin to expire in 2044.

The Company also generated a gross capital loss carryforward of $20.8 million (tax effected expense of $4.4 million at December 31, 2025). Due to changes in management’s focus regarding the non-core asset classes, the Company determined that it no longer expected to have sufficient forecasted taxable income to completely realize the tax benefits of the deferred tax assets at December 31, 2025 and 2024. Therefore, a full valuation allowance with a tax effected expense of $20.3 million and $20.6 million has been recorded against the net deferred tax asset at December 31, 2025 and 2024, respectively. Management will continue to assess its estimate of the amount of deferred tax assets that the Company will be able to utilize.

The Company is subject to examination by the Internal Revenue Service for calendar years including and subsequent to 2022, and is subject to examination by state and local jurisdictions for calendar years including and subsequent to 2022.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. The Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at December 31, 2025.

The Company did not have any general litigation reserve at December 31, 2025 or 2024.

Other Guarantees

See description of 65 E. Wacker Joint Venture, LLC in Note 3.

Unfunded Commitments

The Company's CRE loans had $88.6 million and $94.0 million in unfunded loan commitments at December 31, 2025 and 2024, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained.

NOTE 22 - SEGMENT INFORMATION

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2025

NOTE 23 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Notes 11, 13 and 17, that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting is effective at December 31, 2025.

Our independent registered public accounting firm, Ernst & Young LLP, audited our internal control over financial reporting at December 31, 2025. Their report, dated March 9, 2026, expressed an unqualified opinion on our internal control over financial reporting. This report is included in this Item 9A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ACRES Commercial Realty Corp.

Opinion on Internal Control Over Financial Reporting

We have audited ACRES Commercial Realty Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ACRES Commercial Realty Corp. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss),changes in equity and cash flows for the years then ended, and the related notes and schedules listed in the Index at Item 15(a) 2. and our report dated March 9, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 9, 2026

(Back to Index)

(Back to Index)

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On March 5, 2026, the Company issued a total of 243,650 shares of common stock under its Manager Incentive Plan to ACRES Share Holdings, LLC, a subsidiary of the Manager and under its Third Amended and Restated Omnibus Equity Compensation Plan to the Company’s directors (with the exception of Messrs. Fentress and Fogel), after the Company reached the established per share book value target of $30.00 per share. Each grant vests 25% over four years. Of this amount, ACRES Share Holdings, LLC was granted 204,765 shares of common stock and now holds approximately 16% of the Company’s outstanding common stock. Shares issued to ACRES Share Holdings, LLC under the Management Incentive Plan were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On March 5, 2026, the Company granted ACRES Share Holdings, LLC a stock ownership waiver allowing it to exceed the 9.8% ownership limitations set forth in the Company's charter. The stock ownership waiver allows ACRES Share Holdings, LLC to hold up to 18% of the Company's outstanding shares of common stock.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

(Back to Index)

(Back to Index)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders, to be filed on or before April 30, 2026 (“2026 Proxy Statement”), which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2026 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2026 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2026 Proxy Statement, which is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our 2026 Proxy Statement, which is incorporated herein by this reference.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

99.2(h)

Third Amendment to Master Repurchase and Securities Contract Agreement, dated November 3, 2025, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.)

99.2(i)

Fourth Amendment to Master Repurchase and Securities Contract Agreement, dated November 5, 2025, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.)

99.2(j)

Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated December 18, 2025, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent.

99.2(k)

Sixth Amendment to Master Repurchase and Securities Contract Agreement, dated March 5, 2026, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent.

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

99.3(c)

Amendment No. 1 to Master Repurchase Agreement, dated October 31, 2025 between ACRES SPE 2025-1, LLC, as Seller, and JPMorgan Chase Bank, National Association, as Buyer. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.)

99.4	Federal Income Tax Consequences of our Qualification as a REIT.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File.

* Indicates management contracts and compensatory plans arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.

March 9, 2026	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Fentress	Chairman of the Board	March 9, 2026
ANDREW FENTRESS

/s/ Mark Fogel	President, Chief Executive Officer & Director	March 9, 2026
MARK FOGEL	(Principal Executive Officer)

/s/ Karen Edwards	Director	March 9, 2026
KAREN EDWARDS

/s/ Gary Ickowicz	Director	March 9, 2026
GARY ICKOWICZ

/s/ Steven J. Kessler	Director	March 9, 2026
STEVEN J. KESSLER

/s/ Murray S. Levin	Director	March 9, 2026
MURRAY S. LEVIN

/s/ P. Sherrill Neff	Director	March 9, 2026
P. SHERRILL NEFF

/s/ Dawanna Williams	Director	March 9, 2026
DAWANNA WILLIAMS

/s/ David J. Bryant	Director	March 9, 2026
DAVID J. BRYANT

/s/ Eldron C. Blackwell	Senior Vice President and	March 9, 2026
ELDRON C. BLACKWELL	Chief Financial Officer
(Principal Financial Officer)

/s/ Linda M. Kilpatrick	Vice President	March 9, 2026
LINDA M. KILPATRICK	Chief Accounting Officer and Controller
(Principal Accounting Officer)

(Back to Index)

(Back to Index)

SCHEDULE II

ACRES Commercial Realty Corp.

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charge to Expense	Loans Charged off/Reversal of Expense	Balance at End of Period
Allowance for credit losses:
Year Ended December 31, 2025	$32,847	$—	$(12,449)	$20,398
Year Ended December 31, 2024	$28,757	$4,790	$(700)	$32,847
Year Ended December 31, 2023	$18,803	$10,902	$(948)	$28,757

(Back to Index)

(Back to Index)

SCHEDULE III

ACRES Commercial Realty Corp.

Real Estate and Accumulated Depreciation

(in thousands)

		Initial Cost to Company			Gross Amount of Which Carried at Close of Period
	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition - Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Latest Statements of Operations is Computed
Hotel property, Northeast region (held for sale) (1)(2)(3)	$16,567	$—	$30,944	$6,692	$—	$37,636	$37,636	$(2,823)	2000	November 2020	N/A
Unimproved land, Northeast region	N/A	14,203	—	2,361	14,203	2,361	16,564	—	N/A	November 2021	N/A
Student housing property, Southeast region (held for sale) (1)	20,186	5,976	19,114	3,241	5,976	22,355	28,331	(1,367)	2003/2024	April 2022	N/A
Hotel property, East North Central region (3)(4)	16,921	—	51,353	6,551	—	57,904	57,904	(7,796)	1982	April 2022	36.4 years
Office property, East North Central region (held for sale) (1)(2)	N/A	—	20,900	—	—	20,900	20,900	—	1896	June 2023	N/A
Multifamily property, Southeast region (4)	—	979	8,090	956	979	9,046	10,025	(281)	1938	August 2024	39.5 years
Total	$53,674	$21,158	$130,401	$19,801	$21,158	$150,202	$171,360	$(12,267)

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

(Back to Index)

SCHEDULE III

ACRES Commercial Realty Corp.

Real Estate and Accumulated Depreciation - (Continued)

(in thousands)

The following table rolls forward our gross investments in real estate and the related accumulated depreciation:

	Years Ended December 31,
	2025	2024	2023
Investments in Real Estate:
Balance at beginning of period	$279,432	$219,943	$158,760
Additions during period:
Acquisitions through deed-in-lieu of foreclosure	—	—	20,900
Acquisitions through foreclosure	—	27,368	—
Improvements, etc.	2,473	45,015	53,761
Deductions during period:
Other	(110,545)	(12,894)	(13,478)
Balance at close of period	$171,360	$279,432	$219,943

Accumulated Depreciation:
Balance at beginning of period	$(9,846)	$(7,865)	$(3,464)
Additions during period:
Depreciation expense	(2,421)	(2,747)	(4,401)
Deductions during period:
Other		766	-
Balance at close of period	$(12,267)	$(9,846)	$(7,865)

(Back to Index)

(Back to Index)

SCHEDULE IV

ACRES Commercial Realty Corp.

Mortgage Loans on Real Estate

At December 31, 2025

(in thousands, except amounts in footnotes)

Type of Loan/ Borrower	Description / Location	Interest Rates (1)	Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens	Face Amount of Loans	Net Carrying Amount of Loans(4)	Principal Amount of Loans Subject to Delinquent Principal or Interest
CRE whole loans:
CRE whole loans in excess of 3% of the carrying amount of total loans
Borrower A	Multifamily/Los Angeles, CA	1M SOFR + 3.00% | FLOOR 3.00%	2027	I/O	—	$118,738	$118,280	—
Borrower B	Multifamily/Tallahassee, FL	1M SOFR + 2.95% | FLOOR 2.50%	2028	I/O	—	$89,850	$89,025	—
Borrower C (5)	Multifamily/Rock Hill, SC	1M SOFR + 3.41% | FLOOR 0.10%	2030	I/O	—	$82,876	$82,876	—
Borrower D	Multifamily/Austin, TX	1M SOFR + 2.75% | FLOOR 3.00%	2028	I/O	—	$60,250	$59,635	—
Borrower E (6)	Multifamily/Tempe, AZ	1M SOFR + 3.70% | FLOOR 2.50%	2028	I/O	—	$55,086	$55,030	—
CRE whole loans less than 3% of the carrying amount of total loans
CRE whole loans (7)(8)	Multifamily/Diversified	1M SOFR + 2.60% - 4.36% FLOOR 0.05% - 4.00%	2026-2029	I/O & P/I	—	1,086,838	1,082,543	53,471
CRE whole loans (7)(8)	Office/Diversified	1M SOFR + 2.50% - 5.75% FLOOR 0.10% - 3.50%	2026-2030	I/O & P/I	—	235,243	234,502	5,614
CRE whole loans	Hotel/Diversified	1M SOFR + 5.00% - 7.00% FLOOR 3.00% - 3.02%	2026	I/O	—	58,422	58,374	—
CRE whole loans	Mixed Use/Columbus, OH	1M SOFR + 2.75% | FLOOR 3.00%	2028	I/O	—	25,000	24,686	—
CRE whole loans	Self-Storage/Marietta, GA	1M SOFR + 5.50% | FLOOR 4.50%	2027	I/O	—	15,996	15,991	—
Total CRE whole loans						1,828,299	1,820,942	59,085

Preferred Equity loan:
Preferred Equity loan less than 3% of the carrying amount of total loans
Preferred Equity loan	Multifamily/Tallahassee, FL	10.00%	2028			9,511	9,425	—
Total preferred equity loan						9,511	9,425	—
Total loans						1,837,810	1,830,367	59,085
Allowance for credit losses							(20,398)
Total loans, net							$1,809,969

(1)
References to ("1M SOFR") are one-month Term Secured Overnight Financing Rate (“SOFR”), which is used as a benchmark on our CRE whole loans.
(2)
Maturity dates exclude extension options that may be available to borrower.
(3)
I/O = interest only, P/I = principal and interest.
(4)
The net carrying amount of loans comprises of a general allowance for credit losses of $20.4 million at December 31, 2025.
(5)
Includes a mezzanine loan of $12.1 million at par and amortized cost that has a fixed rate of 15.00%.
(6)
Includes a mezzanine loan of $86,000 at par and amortized cost that has a fixed rate of 15.00%.
(7)
Includes four multifamily loans and two office loans with total par of $110.5 million that are amortizing loans.
(8)
Maturity dates exclude one multifamily loan and one office loan in maturity default at December 31, 2025.

(Back to Index)

(Back to Index)

SCHEDULE IV

ACRES Commercial Realty Corp.

Mortgage Loans on Real Estate - (Continued)

At December 31, 2025

(in thousands)

The following table reconciles our CRE loans carrying amounts for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$1,454,545	$1,828,336	$2,038,787
Additions during the period:
New loans originated or acquired	725,146	19,501	62,968
Funding of existing loan commitments	35,260	34,319	45,749
Amortization of loan origination and extension fees and loan origination costs, net	3,973	5,927	7,539
(Provision for) reversal of credit losses, net	7,749	(4,790)	(10,902)
Loans charged-off	4,700	700	948
Capitalized interest and loan acquisition costs	242	—	—
Origination fee sold to related party	344	—	—

Deductions during the period:
Payoff, paydown and sale of loans	(362,035)	(377,583)	(293,158)
Loan sold to related party	(45,800)
Deed in lieu of foreclosure	—	(37,705)	(22,797)
Reclassification to loan held for sale	—	(11,800)	—
Loans charged-off	(4,700)	—	—
Capitalized origination and extension fees	(9,455)	(2,360)	(798)
Loss on discounted payoff	—	—	—
Balance at end of year	$1,809,969	$1,454,545	$1,828,336

(Back to Index)