Form 10-K/A
period 2025-12-31
ACRES Commercial Realty Corp.
filed 2026-04-30
CIK 1332551

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

The number of outstanding shares of the registrant’s common stock on April 29, 2026 was 7,131,101 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K/A

For the Year Ended December 31, 2025

EXPLANATORY NOTE

ACRES Commercial Realty Corp. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the "SEC") on March 10, 2026 (the "Original Filing").

This Amendment is being filed solely for the purposes of providing the information required in Part III of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, because a definitive proxy statement containing such information will not be filed within 120 days after the end of such fiscal year. Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV, Item 15 to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. This Amendment makes no other changes to the Original Filing.

This Amendment does not reflect events occurring after the date of the Original Filing and does not modify or update disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers and Term of Office

The following table sets forth the names and ages of our current directors and executive officers. Our Board of Directors (the “Board”) appoints our executive officers. Each director of the Company serves for a term of one year or until his or her successor is elected and qualified, subject to removal by the Company’s shareholders. Each officer serves at the pleasure of the Board.

Below is a discussion of the business experience of and certain other biographical information with respect to each of our executive officers and directors. There are no family relationships among the nominees.

Name	Age	Position
Directors
David Bryant	68	Director
Karen Edwards	69	Director
Andrew Fentress	56	Chairman
Mark S. Fogel	57	Chief Executive Officer and Director
Gary Ickowicz	70	Director
Steven J. Kessler	83	Director
Murray S. Levin	83	Director
P. Sherrill Neff	74	Director
Dawanna Williams	57	Director
Non-Director Executive Officers
Eldron C. Blackwell	47	Senior Vice President and Chief Financial Officer
Jaclyn A. Jesberger	48	Chief Legal Officer, Senior Vice President and Secretary
Linda M. Kilpatrick	53	Vice President and Chief Accounting Officer

Directors

David J. Bryant has been a director since January 2024. Mr. Bryant served as our Senior Vice President, Chief Financial Officer and Treasurer from June 2006 until his retirement in December 2023, and was our Chief Accounting Officer from 2006 to 2014. From 2005 to 2006, Mr. Bryant served as Senior Vice-President, Real Estate Services, at Pennsylvania Real Estate Investment Trust, ("PRET"), a REIT principally engaged in owning, managing, developing and leasing malls and strip centers in the eastern United States. From 2000 to 2005, Mr. Bryant served as PRET’s Senior Vice President-Finance and Treasurer, and was its principal accounting officer. Prior to that time, Mr. Bryant was Vice President-Finance and Controller at PRET and its predecessor, The Rubin Organization. Mr. Bryant serves as a member of the Board of Directors of the Freire Schools Collaborative, which provides support services for the Freire charter schools in Philadelphia, Pennsylvania and Wilmington, Delaware effective July 2025. Mr. Bryant is an inactive certified public accountant.

Karen Edwards has been a director since June 2021. Ms. Edwards has served as a Partner of Boyden Global Executive Search since April 2018. Prior to that, she served as President and Chief Executive Officer of Kosiba Edwards Associates, providing corporate strategic and financial advisory services, from January 2010 to March 2018. From 2002 to 2008, Ms. Edwards worked in wealth management, serving on the advisory board and then as Senior Vice President for Business Development for GenSpring Family Offices (now part of Truist Bank). In 1992, Ms. Edwards co-founded the investment banking group of Friedman, Billings, Ramsey & Co, Inc. to provide corporate finance and M&A advisory to banks, thrifts, specialty finance, fintech companies, and REITs. Ms. Edwards served as a director of Arbor Realty Trust (NYSE: ABR) from 2005 to 2018 where she served on the Nominating & Governance Committee and the Audit Committee. Ms. Edwards is a former Trustee of the Darden School at the University of Virginia, a member of Women Corporate Directors and is a Chartered Financial Analyst (CFA).

Andrew Fentress has been our Chairman since July 2020 and is a Managing Partner of ACRES Capital Corp. (“ACRES Capital” and collectively with ACRES Capital, LLC and the Company, “ACRES”) since 2016 and leads ACRES’ capital markets efforts. Mr. Fentress has served as a Managing Director at Napier Park Global Capital in the Special Situations group from January 2014 to September 2016. Mr. Fentress was a founding and Managing Partner of Medley Capital, a private investment firm headquartered in New York from 2006 through March 2014. As a Managing Partner, he shared responsibility for all aspects of the firm’s development to $5 billion of AUM and 60 employees. Mr. Fentress served on the investment committee and oversaw the asset management division of the firm before selling his interest in 2013. Mr. Fentress began his career with Morgan Stanley & Co., Inc. in 1995 where he was responsible for overseeing the operations of a global trading team in such sectors as technology, telecommunications and media.

Mark S. Fogel has been a director and our President and Chief Executive Officer since July 2020. Mr. Fogel co-founded ACRES Capital in 2012 and leads its executive management team as President and Chief Executive Officer. Prior to co-founding ACRES Capital, Mr. Fogel was the head of Origination and Asset Management at UC Funds from February 2010 through December 2011, responsible for loan production, asset management and special servicing for a diverse portfolio of investments. Mr. Fogel served as Senior Vice President of Asset Management at Arbor Realty Trust (NYSE: ABR) from September 2000 through December 2009. Mr. Fogel served in the Real Estate Investment Banking group at Greenwich Group International from June 1997 through September 2000. Prior to the Greenwich Group, Mr. Fogel served in the Asset Management and Development group at Forest City Ratner from January 1996 through June 1997. Mr. Fogel began his real estate career as a Finance and Real Estate Property Manager at General Growth Properties in June 1994.

Gary Ickowicz has been a director since February 2007. Mr. Ickowicz has been the Managing Partner of IR Capital LLC, a real estate company that owns and operates real estate assets in the New York Metropolitan area since 2008. He was a Managing Principal of Lazard Freres Real Estate Investors, a manager of funds invested in debt and equity securities of North American real estate assets and enterprises, from 2001 to 2011. He was a director of Lazard Freres’s real estate investment banking unit from 1989 through 2001. Since 2000 he has been a director of Grand Street Settlement, and since 2002 he has been a director of NCC/Neumann, both not-for-profit developers of senior housing. From 2001 to 2011, he was a director of Commonwealth Atlantic Properties, Inc., a privately-held REIT. Mr. Ickowicz previously served as a director of Kimsouth, Inc., a joint venture with Kimco Realty Corporation, a publicly-traded (NYSE: KIM) REIT.

Steven J. Kessler has been a director since November 2009 and served as our Chairman from November 2009 until September 2016. Mr. Kessler is a founding co-managing member of RSR SC LLC since November 2015 as well as a member of RSR Sycamore GP LLC since September 2016, RSR Sycamore GP II, LLC since August 2018, RSR Sycamore GP III, LLC since December 2020, RSR EB5 Regional Center since December 2020, and RSR Sycamore GP IV, LLC since January 2025, each of which operates under the EB-5 Immigrant Investor Program which was created by Congress in 1990 to stimulate the U.S. economy through job creation and capital investment by foreign investors. Mr. Kessler served as our Senior Vice President-Finance from September 2005 to November 2009 and, before that, served as our Chief Financial Officer, Chief Accounting Officer and Treasurer from March 2005 to September 2005. Mr. Kessler was Executive Vice President of Resource America, Inc. from 2005 until September 2016 and was Chief Financial Officer from 1997 to December 2009 and Senior Vice President from 1997 to 2005. He was a Trustee of GMH Communities Trust, a then publicly-traded specialty housing REIT, from 2004 to 2008 when it was sold. He previously served as Vice President—Finance and Acquisitions at Kravco Company, a shopping center developer and operator. Prior to that time, he was employed as Chief Financial Officer and Chief Operating Officer by Strouse Greenberg & Co., a regional full service real estate company. Before that, he was a partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants.

Murray S. Levin has been a director since March 2005. Mr. Levin is a senior counsel at Troutman Pepper Locke, a law firm with which he has been associated since 1970. Mr. Levin served as the first American president of the Association Internationale des Jeunes Avocats (Young Lawyers International Association), headquartered in Western Europe. Mr. Levin serves as a board member of several charitable, educational and legal entities. He is a past president of the American Chapter and a member of the board of governors of the Union Internationale des Avocats (International Association of Lawyers), a Paris-based organization that is the world’s oldest international lawyers association.

P. Sherrill Neff has been a director since March 2005. Mr. Neff is currently Chairman of Homestead Smart Health Plans, a private company providing a range of services for self-funded employer health plans. Mr. Neff was previously a founding partner of Quaker Partners, a health care venture and growth equity fund manager, with which he was associated from 2002 until 2024. From 1994 to 2002, he was President, Chief Operating Officer and Chief Financial Officer, and from 1994 to 2003, a director of Neose Technologies, Inc., a then publicly-traded life sciences company. Mr. Neff previously held positions as a senior executive of U.S. Healthcare, a leading publicly traded healthcare company; as a Managing Director in the Investment Banking Division of Alex. Brown & Sons, Inc.; and as a corporate attorney at Morgan, Lewis & Bockius.

Dawanna Williams has been a director since June 2021. Ms. Williams is the founder of Dabar Development Partners, a real estate development and investment firm focused on the conversion, renovation and new construction of real estate properties primarily in New York City, and serves as its Managing Principal since September 2003. From August 2010 to December 2013, Ms. Williams served as General Counsel of Victory Education Partners, and prior to that, served as a commercial real estate senior associate at Sidley Austin LLP from May 1999 to August 2003 and as an associate at Paul Hastings from July 1996 to March 1999. Since 2022, Ms. Williams has been a director of Compass, Inc., a publicly-traded (NYSE: COMP) technology-enabled residential real estate brokerage company. Ms. Williams also serves as a director of Ares Industrial Real Estate Income Trust, a non-traded REIT, since August 2023. From November 2021 to October 2024, Ms. Williams served as a director of FocusImpact Acquisition Corp., a formerly publicly-traded special purpose acquisition corporation. Additionally, Ms. Williams serves on the Board of the New York Real Estate Chamber since 2014, is a member of the board of the New York City Trust for Cultural Resources since 2017 and serves on the Board of Directors of the Apollo Theater since 2018, chairing its Real Estate Committee.

Non-Director Executive Officers

Eldron C. Blackwell has been our Senior Vice President and Chief Financial Officer since January 2024 and served as Treasurer from January 2024 through December 2024. Mr. Blackwell served as our Vice President and Chief Accounting Officer from March 2014 to December 2023. Mr. Blackwell was the Assistant Controller for New Penn Financial, LLC, a residential mortgage lender, from March 2013 to March 2014. From September 2001 to March 2013, he was a Senior Manager in the audit practice of the global accounting firm Grant Thornton LLP. Since April 2025, Mr. Blackwell has been a director of Crane Harbor Acquisition Corp., a publicly-traded (NASD: CHAC) special purpose acquisition company. Mr. Blackwell serves as board chair for Freire Schools Collaborative. Mr. Blackwell is an inactive Certified Public Accountant.

Jaclyn A. Jesberger has been our Chief Legal Officer, Senior Vice President and Secretary since July 2020. Ms. Jesberger has been General Counsel and Chief Compliance Officer at ACRES Capital since June 2015. Ms. Jesberger served as Associate General Counsel at Arbor Commercial Mortgage, LLC, the external manager of Arbor Realty Trust, Inc. (NYSE: ABR), from August 2009 through June 2015. Prior to joining Arbor Commercial Mortgage, LLC, Ms. Jesberger was an Associate and then a Vice President in the Real Estate Finance and Securitization group at Credit Suisse LLC from March 2004 through August 2009. Ms. Jesberger began her career at Cadwalader, Wickersham and Taft LLP, a New York based law firm, in 2001 where she practiced commercial real estate law as an associate.

Linda M. Kilpatrick has been our Vice President and Chief Accounting Officer since January 2024. Ms. Kilpatrick has served as our Controller since October 2017 and before that, served as our Division Controller since 2014. From December 2010 to December 2014, Ms. Kilpatrick worked as an Accounting and Reporting Manager for Independence Blue Cross, a health insurance company. From October 2004 to December 2010, Ms. Kilpatrick was a Manager in the audit practice of the global accounting firm Grant Thornton LLP. Ms. Kilpatrick serves as the treasurer of the board for both Freire Charter School and TECH Freire Charter School. Ms. Kilpatrick is a Certified Public Accountant.

Other Significant Employees

The following sets forth certain information regarding other significant employees of ACRES Capital and ACRES Capital, LLC (our “Manager”) who provide services to us:

Michael Pierro, age 54, has been our Senior Vice President since June 2020 and previously served as Vice President from June 2018 to June 2020. Mr. Pierro also serves as Managing Director and Chief Credit Officer of ACRES Capital, LLC since July 2020 and previously served as a Senior Managing Director of C-III Capital Partners LLC (“C-III”) from January 2015 to July 2020, and previously served as Managing Director from April 2011 to January 2015 and Director from March 2010 to April 2011. Prior to joining C-III’s predecessor Centerline in 2008, he worked at Nomura Securities from May 2001 to May 2008 where he was a member of its Credit Committee and primarily responsible for CDO banking as a director of the CMBS CDO Banking Group from April 2007 to May 2008 and prior to that, as a director and Head of Credit and Market Risk Management for Mortgage Finance. Mr. Pierro worked at Prudential Securities Incorporated from August 1998 to May 2001, Landesbank Hessen-Thuringen (Helaba) from June 1997 to August 1998 and Chase Manhattan Bank from June 1994 to June 1997, in the commercial real estate origination, underwriting and corporate risk management areas.

Kyle K. Brengel, age 35, has been our Vice President – Operations since July 2020. Mr. Brengel has served as Chief Operating Officer of ACRES Capital, LLC since July 2020 and, before that, served as Managing Director from January 2020 to July 2020, as Director from January 2018 to January 2020 and Vice President from January 2017 to January 2018. Previously, Mr. Brengel was a member of Napier Park Global Capital’s Special Situations team from June 2015 through December 2016, on Ares Management Corporation’s Direct Lending team from October 2013 through June 2015, and on Duff and Phelps Advisory team from July 2012 through October 2013.

Richard A. Persaud, age 39, has been our Vice President – Finance since September 2020. Mr. Persaud has been Chief Financial Officer of ACRES Capital since June 2020. From August 2008 to June 2020, Mr. Persaud served as a senior manager in the real estate assurance practice of Ernst & Young LLP where he audited financial statements for a diverse group of real estate clients including publicly traded real estate investment trusts, commercial real estate owners/operators, real estate developers, and private equity funds. Mr. Persaud is a Certified Public Accountant and Certified Internal Auditor.

Jason L. Bodine, age 46, has been our Treasurer since January 2025 and our Director of Finance since July 2020. Mr. Bodine served as our Director of Financial Planning from January 2016 to July 2020 and our Assistant Treasurer from January 2016 to December 2024. Prior to that, Mr. Bodine was a senior accountant from June 2005 to December 2015.

CORPORATE GOVERNANCE

Our Board of Directors and Its Committees

Our common stock is listed on the NYSE under the symbol “ACR,” and we are subject to the NYSE’s listing standards. The Board has determined that each of Messrs. Ickowicz, Kessler, Levin and Neff, and each of Mss. Edwards and Williams satisfies the requirement for independence set out in Section 303A.02 of the rules of the NYSE and that each of these directors has no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the Board sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his or her immediate family or affiliates and our Company and our affiliates and did not rely on categorical standards other than those contained in the NYSE rules.

The Board held a total of nine meetings during fiscal year 2025. Each of the directors attended at least 75% of the total number of meetings of the Board and (if applicable) of the committees on which he or she served during fiscal year 2025.

The Board has four standing committees: the Audit Committee; the Compensation Committee; the Nominating, Environmental, Social and Governance Committee; and the Investment Committee. All of the members of each committee, other than the Investment Committee, are “independent” directors as that term is defined in the NYSE’s listing standards.

The Board believes that its structure and processes provide each director with an equal stake in the Board’s actions and oversight role and make them equally accountable to stockholders.

Executive Sessions. As set forth in our Corporate Governance Guidelines and in accordance with NYSE listing standards, the non-management directors have the opportunity to meet in executive sessions quarterly without management. The director who presides at these meetings is rotated among the chairs of the Audit Committee, Compensation Committee and Nominating, Environmental, Social and Governance Committee in the following order: Audit Committee chairman; Compensation Committee chairman; and Nominating, Environmental, Social and Governance Committee chairman. The Board believes that this rotation provides different directors the opportunity to guide the Board’s agenda and facilitates collegiality among board members.

Interested parties wishing to communicate directly with the non-management directors may contact the chairman of the Audit Committee, P. Sherrill Neff, c/o ACRES Commercial Realty Corp., 390 RXR Plaza, Uniondale, New York 11556.

Board Self-Assessment. The Board is focused on enhancing its performance through a rigorous assessment process of the effectiveness of the Board and its committees. Pursuant to our Corporate Governance Guidelines and the charter of the Nominating, Environmental, Social and Governance Committee, every year our Nominating, Environmental, Social and Governance Committee oversees the evaluation process to ensure that the full Board conducts an assessment of its performance and effectiveness and solicits feedback for enhancement and improvement. Directors are provided with a questionnaire that they can complete to evaluate the Board and the committees, specifically focusing on areas of potential improvement. The Nominating, Environmental, Social and Governance Committee reviews the feedback and then discusses it with the full Board. The evaluation process is designed to facilitate ongoing, systematic examination of the Board’s effectiveness and accountability, and to identify opportunities for improving its operations and procedures. Management and the directors coordinate to update practices to incorporate the director feedback.

Service on Other Boards of Directors. While service on the boards of directors of other companies provide valuable governance and leadership experience, such service may require a commitment of significant time and attention. As a result, under our Corporate Governance Guidelines, no director may serve on more than three other public company boards without the Board’s consent. Currently, none of our directors serve on any other public company boards, with the exception of one director who serves on one other public company board.

Board Refreshment. Rather than impose arbitrary limits on service, we believe that board refreshment is best implemented through an ongoing program of individual director evaluations, conducted annually, to ensure that the evolving needs of the Board are met. The Board regularly assesses its composition to ensure it has the right mix of skills and experiences. Each year, the Nominating, Environmental, Social and Governance Committee performs a robust review before recommending the renomination of any sitting director. Our approach balances the need to bring in fresh perspectives without the disadvantage of losing the contributions of directors who have been able to develop, over a period of time, enhanced insight into our Company and our operations. We believe that our directors who have longer-term experience with us have gained a level of familiarity with our operations that enable them to make valuable contributions to Board deliberations. As such, our Corporate Governance Guidelines provides that our Nominating, Environmental, Social and Governance Committee will review each director’s continuation on the Board annually.

Audit Committee. The Audit Committee reviews the scope and effectiveness of audits by the internal and independent accountants, is responsible for the engagement of independent accountants and reviews the adequacy of our internal financial controls. The Audit Committee also reviews, on a quarterly basis, certain loans and equity investments. The Audit Committee is currently composed of Messrs. Neff (Chairman) and Kessler, and Ms. Edwards. The Board has determined that each member of the Audit Committee meets the independence standards for Audit Committee members set forth in the NYSE listing standards and in the Securities Exchange Act of 1934 (the “Exchange Act”) and that Messrs. Neff and Kessler each qualify as an “audit committee financial expert” as that term is defined in the NYSE and Exchange Act rules and regulations. The committee held 15 meetings during fiscal year 2025. The Audit Committee charter is available on our website at www.acresreit.com, and we will provide a printed copy to any stockholder who requests it.

Compensation Committee. The principal functions of the Compensation Committee are to:

•
review the compensation payable to our directors;
•
review the compensation and fees payable to our Manager under our management agreement;
•
administer the issuance of any stock or stock options issued to our Manager, employees and/or the employees of our Manager or its affiliates who perform services for us; and
•
administer our Policy for the Recovery of Erroneously Awarded Compensation.

Under the management agreement with our Manager, our Manager assumes principal responsibility for managing our affairs and providing the personnel that we need to conduct our operations. Our Manager and its affiliates are responsible for paying the compensation of all such personnel and, consequently, such personnel do not receive separate compensation from us. However, we reimburse our Manager for all or a portion of the wages, salary and benefits established and paid by our Manager or an affiliate to our Chief Financial Officer and several accounting, finance, legal, tax and investor relations professionals.

The members of the committee are Messrs. Kessler (Chairman), Levin and Neff. The committee held one meeting during fiscal year 2025. The Compensation Committee Charter is available on our website at www.acresreit.com, and we will provide a printed copy to any stockholder who requests it.

Nominating, Environmental, Social and Governance Committee. The principal functions of the

Nominating, Environmental, Social and Governance Committee (the “Nominating and ESG Committee”) are to:

•
assist us in maintaining an effective and knowledgeable Board, including assisting the Board by identifying individuals qualified to become directors and recommend to the Board the director nominees for the next annual meeting of stockholders and the directors to be appointed to the Audit, Compensation and Nominating and ESG Committees;
•
oversee our policies and strategies related to environmental, social, sustainability and corporate responsibility matters in coordination with the other standing committees of the Board; and
•
develop and recommend for the Board’s consideration governance guidelines for us.

In early 2022, to better address the evolving needs of the company and the evolving regulatory governance landscape, the Board expanded the Nominating and Governance Committee to become the Nominating and ESG Committee and expanded its principal functions to emphasize our commitment to environmental, social, sustainability and corporate responsibility matters.

The committee has not adopted specific, minimum qualifications or specific qualities or skills that must be met by a recommended nominee. The committee seeks to ensure that the members of the Board and each committee satisfies all relevant NYSE listing standard requirements, applicable laws and requirements of our governance documents. Director candidates are typically selected based on their integrity and character, sound, independent judgment, track record of accomplishment in leadership roles, as well as their professional and corporate expertise, skills and experience. The committee seeks to achieve a mixture of skills that are related to our business and seeks candidates who have diverse backgrounds and areas of expertise so that each member can offer a unique and valuable perspective. The nature of the specific qualifications, qualities or skills that the committee may look for in any particular director nominee is dependent on the qualifications, experience and skills of the rest of the directors at the time of any vacancy on the Board. We value the benefits that diversity can bring and are committed to the promotion of a diverse management team and Board that reflects the diverse nature of our stockholders and our business. We think broadly about diversity and recognize that it can include, but is not limited to, gender, sexual orientation, ethnicity, generation, age, background, education, experiences, abilities, and skills. We are committed to a diverse and inclusive culture which solicits multiple perspectives and is free of bias and discrimination. We believe that considerations of diversity are, and will continue to be, an important component relating to the Board’s composition.

The Nominating and ESG Committee identifies director nominees by first evaluating the current members of the Board willing to continue in service. Current members with skills and experience that are relevant to our business and are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service, if the Nominating and ESG Committee or Board decides not to re-nominate a member for re-election or if we decide to expand the Board, then the committee identifies the desired skills and experience of a new nominee consistent with the Nominating and ESG Committee’s criteria for Board service. Current members of the Board and management are polled for their recommendations. Research may also be performed or third parties retained to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate potential nominees; however, we may in the future choose to do so.

The members of the Nominating and ESG Committee are Messrs. Levin (Chairman) and Ickowicz, and Mss. Williams and Edwards. The committee held two meetings during 2025. Our Corporate Governance Guidelines and Nominating and ESG Committee charter are both available on our website at www.acresreit.com, and we will provide a printed copy to any stockholder who so requests it.

Stockholder Recommendations for Director Nominees. The Nominating and ESG Committee will consider candidates for nomination as a director recommended by stockholders, directors, officers, third-party search firms and other sources. In evaluating candidates, the committee considers the attributes of the candidate (including skills, experience, international versus domestic background, diversity and legal and regulatory requirements) and the mixture of skills and experience of the members of the Board and will review all candidates in the same manner, regardless of the source of the recommendation. The Nominating and ESG Committee does not have a formal policy regarding the consideration of diversity in identifying candidates beyond being committed to ensuring that no person would be excluded from consideration for service as a director as a result of their gender, race, religion, creed, sexual orientation or disability. The committee will consider individuals recommended by stockholders for nomination as a director in accordance with the procedures described under “Stockholder Proposals for the 2027 Annual Meeting.” Recommendations should include the following:

•
such information as may be reasonably necessary to determine whether the director candidate is independent from the stockholder that has recommended the candidate;
•
such information as may be reasonably necessary to determine whether the director candidate is qualified to serve on the Board; and
•
such information as may be reasonably necessary to determine whether the director candidate meets the independence standards of the NYSE.

The Board may also request such additional information concerning the proposed nominee as may be reasonably required to determine whether each person recommended by a stockholder meets the criteria discussed above and to enable us to make appropriate disclosures to stockholders.

Investment Committee. The Investment Committee reviews and approves loan originations, real estate acquisitions, preferred equity and other investments that are between $50 million and $75 million. Investments that are being used to refinance debt provided by our Manager or its subsidiaries are reviewed and approved by the independent directors of the Investment Committee. Investments under the $50 million threshold are approved only by our Manager’s investment committee, and investments valued in excess of $75 million, preferred and equity investments and investments to be co-originated between us and an affiliate of our Manager are reviewed by the Investment Committee and approved by our full Board. The members of the committee are Messrs. Fogel (Chairman), Ickowicz and Kessler. The committee held four meetings during fiscal year 2025.

Stockholder Ability to Amend Bylaws. In March 2020, our Board approved an amendment and restatement of our bylaws to allow our stockholders to amend the bylaws by the affirmative vote of a majority of the votes entitled to be cast on the matter by stockholders entitled to vote. Prior to this amendment, as permitted under Maryland law, our stockholders did not have the right to amend our bylaws. The Board’s decision to adopt this change was the result of extensive consideration and took into account many factors, including our commitment to strong corporate governance practices.

Communication with the Board. The Board has established a process for stockholders to send communications to it. Stockholders may communicate with the Board, or any director or committee chairperson, by writing to such parties in care of Jaclyn Jesberger, Secretary, ACRES Commercial Realty Corp., 390 RXR Plaza, Uniondale, NY 11556. Communications addressed to the Board generally will be forwarded either to the appropriate committee chairperson, all directors or the individual directors to whom the communication is addressed. Communications may be submitted confidentially and anonymously. Under certain circumstances, we may be required by law to disclose the information or identity of the person submitting the communication. No action was taken by the Board as a result of any communication received during fiscal year 2025 from a stockholder. Some concerns communicated to the Board also may be referred to our internal auditor or our Chief Legal Officer. The Chairman of the Board or the Chairman of the Audit Committee may direct that concerns be presented to the Audit Committee, or to the full Board, or that they otherwise receive special treatment, including retention of external counsel or other advisors.

Attendance at Annual Meetings. We do not have a formal policy regarding Board member attendance at our annual meeting of stockholders. All of our Board members attended last year’s annual meeting of stockholders, and we anticipate that all of them will attend the Meeting.

Director Orientation and Continuing Education. We believe that director orientation and continuing education are important to the Board’s ability to fulfill its responsibilities and enhance the overall effectiveness and performance of the Board. New directors participate in an onboarding process, which includes meetings with senior management, presentations on the Company’s strategic plans, financial statements and key issues, policies and practices. The Company requires directors to participate in continuing education programs on corporate governance, and the Company is a member of the Corporate Board Member Network (formerly known as the Corporate Board Member Institute), which gives directors access to board education programs, conferences and other resources.

Stockholder Engagement. We make a conscious effort to engage with our stockholders, virtually or in person, by regularly attending investor conferences, commercial real estate conferences and holding one-on-one meetings and calls with stockholders and potential investors to gain a better understanding of the issues that are important to them. These meetings include existing stockholders who own our common, preferred or convertible securities as well as prospective investors and research analysts. Since our last annual meeting, we have engaged and continue to engage with many of our stockholders including our largest stockholders. Our management team discusses investment strategies, competitive positioning of the company and our financial performance and historical financial results as well as environmental and sustainability matters. Our continuous dialogue helps ensure that our interests remain well aligned with those of our stockholders.

Board Leadership Structure and Role in Risk Oversight

Our Corporate Governance Guidelines provide for the separation of the offices of Chairman and Chief Executive Officer. Currently, Andrew Fentress serves as Chairman of the Board and Mark Fogel serves as Chief Executive Officer and President. We believe separating the Chairman of the Board and Chief Executive Officer positions provides the most effective leadership structure. It allows the Board to benefit from having two strong voices bringing separate views and perspectives to meetings and gives us the benefit of the significant expertise that both Messrs. Fentress and Fogel have in finance and real estate.

Risk management, led by our officers and the Board, is a company-wide function that is an integrated effort to identify, assess and manage risks that may affect our ability to execute on our business strategy and fulfill our business objectives. The Board’s role is to oversee this function. The Board regularly reviews information regarding our operational, financial, legal, data security and strategic risks. Specifically, senior management personnel attend quarterly meetings of the Board, provide presentations on operations including significant risks, and are available to address any questions or concerns raised by our Board. The Board continuously reviews our corporate governance structure and evaluates whether any changes are necessary or desirable.

The Audit Committee enhances the Board’s oversight of risk management. The Audit Committee’s role is also one of oversight, recognizing that management is responsible for executing our risk management policies. The Audit Committee’s responsibilities include discussing with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies. The Audit Committee also discusses guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also oversees our internal audit function and is responsible for monitoring the integrity, and ensuring the transparency, of our financial reporting processes and systems of internal controls regarding finance, accounting and regulatory compliance. Additionally, the Audit Committee monitors and evaluates potential credit risks with respect to our investments to address changing conditions as well as oversees the internal controls relating to credit risk management and disclosure. As discussed below, the Audit Committee also reviews and discusses information technology and cybersecurity. The Audit Committee incorporates its risk oversight function into its regular reports to the Board.

The Compensation Committee and the Nominating and ESG Committee assist the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs and risks associated with Board organization, membership and structure, succession planning, corporate governance and sustainability and corporate responsibility matters. The Board reviewed with the Compensation Committee its compensation policies and practices applicable to our Manager that could affect our assessment of risk and risk management. Following such review, the Board determined that our compensation policies and practices, pursuant to which we pay no cash compensation to our officers and our Manager’s employees (with the exception of reimbursements for certain officers, which we discuss in the Compensation Discussion and Analysis) because they are compensated by our Manager, do not create risks that are reasonably likely to have a material adverse effect on us.

The Investment Committee exercises the authority of the Board to supervise our Manager’s compliance with the investment guidelines approved by the Board and to approve any proposed investments within the limits set forth in the investment guidelines described above.

Succession Planning. Although the Board reviews succession and development plans annually, in 2022 we adopted a Succession Planning Policy that governs ACRES. The Succession Planning Policy addresses the succession plan for key positions, including our Chief Executive Officer and Chief Financial Officer, as well as policies for selection and succession in the event of incapacitation, emergency situations, operational needs, retirement or resignation and development plans for potential successors.

Cybersecurity. Oversight of cybersecurity is a joint responsibility of the Board and the Audit Committee. With respect to cybersecurity risk oversight, the Audit Committee as well as the Board receive periodic reports and/or updates from management on the primary cybersecurity risks that we and our Manager face and the measures we and our Manager are taking to mitigate such risks, including the development and implementation of policies, procedures, standards and technical measures to create an environment that is designed to minimize exposure to cyber threats and recovery from adverse events, if any. Additionally, the Audit Committee and Board receive updates from management regarding changes to our cybersecurity risk profile or certain newly identified risks.

The Audit Committee as well as the Board consider our cybersecurity posture and risk exposure with management, taking into consideration our operations and the types of data retained on our systems as part of its periodic review of our risk management. The Audit Committee and the Board review our cybersecurity program and risk exposure with management on at least an annual basis and receives periodic reports from our cybersecurity compliance firm on the primary cybersecurity risks that we and our Manager face and the measures we are taking to mitigate such risks. The Audit Committee or the Board may also conduct additional cybersecurity reviews or receive additional updates or reports as they deem necessary.

Our cybersecurity program is composed of various controls and activities performed in order to identify, protect, detect, and respond to cybersecurity threats. We contract with a third-party IT firm and cybersecurity compliance consultant who lead our cybersecurity risk management and risk assessment processes and have experience in managing information systems, developing cybersecurity strategy, implementing information security and cybersecurity programs, identifying and assessing cybersecurity risks and establishing incident response plans. They provide threat detection and conduct semi-annual testing on our systems. In addition to regularly reviewing and refining our protection strategies, we regularly assess personnel cyber knowledge and conduct cybersecurity training which is an annual requirement for all personnel. We also conduct phishing tests and follow-up education to ensure we are vigilant against this prevalent form of assault on company information and engage in annual risk assessments to identify emerging information security risks and maintain controls and related activities generally designed to align with National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). We also maintain a cybersecurity insurance policy. We are not aware of any material security breach to date. A full description of our procedures for managing and disclosing cybersecurity risks and incidents can be found in Section 1C of our Annual Report on Form 10-K submitted with the Securities and Exchange Commission on March 9, 2026.

Business Continuity. We have a business continuity plan to ensure the safety of our personnel, facilities and business functions in the event of a disaster. We have established a corporate culture and company-wide focus on business continuity preparedness. Throughout this process, we reviewed potential disruption scenarios to identify and prioritize the systems and procedures that impact our ability to maintain continuity and have developed the tools and resources to allow us to perform nearly all our corporate functions from remote locations with little to no downtime. We periodically test our preparedness by conducting simulated outages to evaluate the quality of our preparation. Our critical assessment and enhancement of these capabilities has positioned us well for continuing to perform during these challenging times.

Delinquent Section 16(a) Reports

Under Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers and persons holding more than ten percent of any class of our equity securities, are required to file with the SEC initial reports of their ownership of our common stock and reports of changes in such ownership. Based solely on a review of reports filed with the SEC, or written representations from our directors and executive officers, we believe that during fiscal year 2025, our directors, executive officers, and ten percent stockholders were in compliance with the reporting requirements of Section 16(a).

Corporate Responsibility: Environmental, Social and Governance

We recognize the importance of environmental, social and governance issues and incorporate these considerations into our business practices and decision-making processes. We are a real estate finance company that primarily focuses on originating, holding and managing commercial real estate mortgage loans and may hold equity investments in commercial real estate property through direct ownership and joint ventures. As an externally managed company, our day-to-day operations are managed by our Manager and our executive officers under the oversight of our Board. Our executive officers are employees of our Manager. As such, many of the corporate responsibility initiatives undertaken by ACRES are relevant to and impact our business and the business decisions made on our behalf by employees of our Manager.

Through ACRES, we demonstrate our commitment to corporate responsibility and sustainability that is built on a strong foundation of transparency, governance and ethics. We are committed to operating with integrity, contributing to the local communities surrounding our offices, promoting diversity and inclusion and being thoughtful stewards of natural resources. ACRES also has a dedicated ESG committee that provides oversight and oversees our policies and operational controls for environmental, social and governance risk and is composed of employees from varying departments. The ESG Committee meets periodically to set goals and implementation timelines and monitor progress and results. The ESG Committee is also supported by our Board’s Nominating and ESG Committee that oversees our strategies related to corporate responsibility and sustainability. The ESG Committee is also supported by the full Board and communicates with them as well as across the organization to facilitate continuous improvement.

Below are highlights of our corporate responsibility initiatives and those of ACRES that are relevant to us and our business.

Environmental — We are committed to environmental sustainability. As an organization, we believe that we create a relatively small environmental footprint. Nevertheless, we believe in promoting a sustainable environment by using resources as efficiently and responsibly as practicable and we are focused on minimizing the environmental impact of our business where possible.

Sustainability Practices

•
Instituted the “ACRES Protects an Acre” initiative in 2022 where we make a donation in connection with each loan we close to a nonprofit organization whose mission is to protect acres of vulnerable land.
•
Locating our corporate headquarters to an Energy Star® certified building.
•
Employing LED lighting throughout the office.
•
Using Energy Star® certified computers, monitors, fixtures, and appliances.
•
Using filtered water coolers and providing each employee with branded reusable water bottles to encourage decreased bottled water consumption.
•
Recycling of electronic equipment, ink cartridges and packaging.
•
Eliminating single-use plastic through recycling initiatives and providing reusable cups, glasses, cutlery, and dishes.
•
Curbing office paper usage by emphasizing electronic communications and record storage as well as default print to double-sided printing on all copy machines to minimize printing volume.
•
Encouraging the use of public transportation by employees by implementing a pre-tax public transit program and flexible telecommuting policy.

Commercial Real Estate Sustainability & Investment Process

Managing the environmental risks associated with the properties securing each of our loans has always been a critical component of our investment and asset management processes. We evaluate environmental risks associated with our investments as part of the underwriting process. Prior to making an investment, we undertake a comprehensive due diligence analysis, employing internal ESG screening criteria, evaluating ESG risks and opportunities, including climate change risks and other portfolio-wide considerations. Our originations and business development team evaluates the borrower’s and sponsor’s ESG strengths and weaknesses based upon its own internal research process, third-party research and diligence and conversations with borrowers, counterparties and intermediaries as well as onsite visits and inspections. Our originations and business development team views ESG data as another input alongside traditional fundamental financial analysis when making investment decisions.

Additional ESG factors that we analyze as part of the loan underwriting include an evaluation of affordability considerations and consideration of sustainability and environmental impact of a property. We perform ESG diligence on potential investment sponsors, including responsible investing, anticorruption and anti-money laundering evaluations. We utilize environmental guarantees to ensure ongoing sponsor compliance with applicable laws and regulations and perform ongoing reviews of property owners and tenants.

We focus on and evaluate environmental risks associated with the properties that secure our loans.

•
A Phase I environmental site assessment is performed to identify environmental conditions at the underlying properties that may have a material impact on the property being assessed or its immediate surrounding area. If issues are identified, we run a Phase II environmental site assessment and require remediation prior to closing the loan.
•
An assessment of a property’s sustainability and marketability is conducted through the review of characteristics including, but not limited to, tenant amenities such as bike storage and repair facilities, neighborhood walkability ratings, planned energy and water consumption, planned waste diversion and green building certifications.
•
We conduct periodic site visits which include physical inspection of the assets, including environmental considerations.
•
We commission environmental assessments by third-party experts who analyze and provide their opinions on environmental risks.

We include representations, warranties and covenants in our loan documents to ensure ongoing sponsor compliance with all applicable environmental laws and receive an environmental indemnity from a creditworthy guarantor, or satisfactory environmental insurance, to provide recourse protection for any potential liability we may incur relating to environmental matters.

Compliance with Environmental Regulations

ACRES partners with sponsors to remediate any material environmental concerns prior to the origination of a loan and requires documentary provisions, such as representations and warranties, covenants, indemnities and other provisions governing environmental matters to ensure ongoing sponsor compliance with applicable environmental laws.

Social — Our greatest strength and most important asset are the members of the ACRES team, and their overall well-being is paramount. ACRES ensures that its employees have a rewarding, supportive, and healthy working environment in which to thrive and endeavors to support their success in all things. ACRES provides employees with opportunities for growth and development as well as a wide variety of resources to support their work and personal lives.

Human Capital Management Policies and Practices

•
ACRES is committed to providing equal employment opportunities to all employees and applicants for employment without regard to any class or status protected by law. This policy also applies to all terms and conditions of employment.
•
ACRES has an anti-harassment policy and administers a comprehensive annual training program for all employees, which enables employees to foster diversity, prevent and respond to sexual harassment, create a respectful workplace environment, without fear of discrimination or retaliation.
•
ACRES also has an established non-retaliation policy, which is intended to create an environment where employees can act without fear of reprisal or retaliation.
•
All employees have the ability to request reasonable accommodations if required due to a disability, religious requirement, pregnancy, childbirth, or a related medical or common condition.
•
We have an Anti-Harassment and Discrimination Hotline that provides an anonymous method of reporting suspected compliance violations, unlawful or unethical behavior, or fraud.
•
We have a Whistleblower Reporting System available 24 hours a day and a Whistleblower Policy, which sets forth procedures for making anonymous reports regarding accounting, auditing and other matters and provides for the protection of anyone making such a report.

Diversity and Inclusion

•
Our diversity initiatives are applicable, but not limited, to our practices and policies on recruitment and selection, compensation and benefits, professional development and training, promotions, transfers, social and recreational programs, and the ongoing development of a work environment built on the premise of gender and diversity equity.
•
21% of ACRES’ employees are women and 29% of ACRES’ women hold a position on ACRES’ senior leadership team.
•
15% of ACRES’ employees are minorities and 29% hold a position on the ACRES’ senior leadership team.

•
50% of our named executive officers are female and 25% of our named executive officers are minorities.

Employee Engagement, Training and Development

•
ACRES runs training programs annually for its employees, including training in anti-money laundering, cybersecurity and sexual harassment.
•
ACRES conducts an annual compliance training program in addition to an initial onboarding training designed to familiarize its employees and personnel with compliance policies and procedures and certain regulatory issues that may arise, including but not limited to topics such as confidentiality, data protection and privacy, communications, code of ethics and fiduciary duties.
•
ACRES offers a wide range of educational and professional development opportunities to help employees advance their careers and maximize the impact they can add to ACRES. Employees are offered opportunities in a number of areas, including professional development and are offered an annual stipend to use toward the professional development of their choosing.

Employee Benefits

•
ACRES’ employee benefits are comprehensive and competitive. In addition to robust health and retirement offerings, ACRES provides its employees with a wide variety of quality of life benefits, including life insurance for employees and their families, flexible spending account and dependent care account policies, a commuter subsidy program, an educational assistance program and reimbursement of costs for pursuing and maintaining job-related professional licenses, and membership in career- related professional organizations and associations.

Governance — We are committed to strong alignment with our stakeholders in governance, ethics, and compliance. We operate under a code of business conduct and ethics, and all ACRES employees are required to undertake compliance training annually.

Board Composition and Effectiveness

•
We seek to ensure that our Board is composed of members whose experience, qualifications, attributes and skills, allow the Board to execute its oversight responsibilities.
•
Our Board comprises a majority of independent Board members (six out of the nine director nominees are independent) and each of its committees, with the exception of the Investment Committee, is composed solely of independent directors.
•
The Board conducts regular meetings of independent directors without management and with independent auditors.
•
Directors maintain open communication and strong working relationships among themselves and regular access to management.
•
Directors conduct a robust annual Board and committee self-assessment process.
•
In early 2022, we emphasized our commitment to corporate citizenship and sustainability by expanding the Nominating and Governance Committee to become the Nominating and ESG Committee and updated its charter to reflect its broader responsibilities.

Governance Policies

•
We have a policy prohibiting speculative trading in our securities with a prohibition on the pledging and hedging of our securities.
•
We have a whistleblower policy that sets forth procedures for making anonymous reports and provides for the protection of anyone making such a report as well as an externally administered whistleblower hotline.
•
We have a Policy for the Recovery of Erroneously Awarded Compensation (“clawback policy”) to provide for the recovery of erroneously awarded incentive-based compensation from executive officers and the Manager under the Management Agreement.

•
We have written Board and Committee charters with annual self-assessments and reviews of the charters.
•
Our Board is not classified and each of our directors is subject to re-election annually.
•
Our stockholders have the right to amend our bylaws.
•
We annually submit “say on pay” advisory votes to stockholders for their consideration and vote.
•
We have a rigorous annual board self-evaluation and director re-nomination process.
•
Our Corporate Governance Guidelines limit director membership on other public companies to prevent over-boarding.
•
Our Bylaws include a majority voting standard for the election of directors in uncontested elections.
•
Under our Corporate Governance Guidelines, any director who fails to receive the required vote in the uncontested election, shall submit an offer of resignation for consideration by the Nominating and ESG Committee.
•
Our Corporate Governance Guidelines provide for the separation of the offices of Chairman and Chief Executive Officer and we believe separating these positions provides the most effective leadership structure. It allows our Board to benefit from having two strong voices bringing separate views and perspectives.
•
We have no poison pill.

Financial Disclosures

•
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Anti-Corruption and Related Due Diligence

•
ACRES completes an anti-corruption review prior to the origination of a loan, typically including the commission of global OFAC and politically exposed person searches of all relevant individuals and entities, and requires documentary provisions such as representations and warranties, covenants, indemnities and other provisions governing anti-corruption, anti-money laundering and anti-terrorism compliance.
•
ACRES conducts risk-based due diligence on transaction counterparties as part of a robust “know your customer” governance process. The diligence team typically obtains background and due diligence searches through reputable third-party search companies, the scope of which includes OFAC, anti- money laundering compliance, litigation, bankruptcy, judgments, the Uniform Commercial Code and other public registry filings.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to all directors, officers and employees. We will provide to any person without charge, upon request, a copy of our code of business conduct and ethics. Any such request should be directed to us as follows: ACRES Commercial Realty Corp., 390 RXR Plaza, Uniondale, NY 11556, Attention: Secretary. Our code of business conduct and ethics is also available on our website at www.acresreit.com.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consisted of Messrs. Kessler, Levin and Neff during fiscal year 2025. None of them was an officer or employee of ours or any of our subsidiaries or affiliated companies during fiscal year 2025 or was formerly an officer or employee of ours, with the exception of Mr. Kessler who served as an officer until 2009. None of our executive officers was a director or executive officer of any entity of which any member of the Compensation Committee was a director or executive officer during fiscal year 2025.

ITEM 11. EXECUTIVE COMPENSATION

In this section we describe, or reference, our compensatory arrangements with all persons who served as directors on our Board in 2025. These arrangements include (a) our arrangements with a director who is also a named executive officer, or NEO (defined below), (b) our compensation packages for our directors who are independent and are compensated for their services as a director, and (c) our arrangements with directors who are affiliated with our Manager. Our arrangements with Mr. Fogel, who is a NEO as well as a director, is further described below under “Executive Compensation.” Our arrangements with our non-employee directors are described in this section. As described below in “Certain Relationships and Related Party Transactions,” we are an externally managed REIT and, on July 31, 2020, our management contract was acquired by the Manager (the “ACRES Transaction”). In connection with the ACRES Transaction, two directors affiliated with the Manager, Messrs. Fentress and Fogel, were appointed to the Board. The arrangements with these directors are described in this section in the footnotes to the table below.

Non-employee directors receive an annual $100,000 cash retainer for their compensation, paid quarterly, plus the cash compensation they receive for serving on various committees. The annual pay package is designed to attract and retain highly-qualified, independent directors to represent our stockholders. In addition, the members of the Investment Committee (Messrs. Ickowicz and Kessler) each received an additional $30,000 in cash, the members of the Audit Committee (Messrs. Neff and Kessler, and Ms. Edwards) each received an additional $10,000 in cash, and the members of the Compensation Committee (Messrs. Kessler, Levin and Neff) each received an additional $5,000 in cash. In addition, the chairmen of the Audit Committee and the Compensation Committee (Messrs. Neff and Kessler, respectively) each received an additional $5,000 in cash for service as chairmen of those committees.

Directors are also eligible for restricted stock grants that are tied to our achievement of performance parameters using our book value as a benchmark. See “Compensation Discussion and Analysis” below.

The following table sets forth director compensation for each of our directors who served at any time during 2025:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Total
David Bryant	$100,000	$100,000
Karen Edwards	110,000	110,000
Gary Ickowicz	130,000	130,000
Steven J. Kessler	150,000	150,000
Murray S. Levin	105,000	105,000
P. Sherrill Neff	120,000	120,000
Dawanna Williams	100,000	100,000
Andrew Fentress(1)	—	—
Mark S. Fogel(1)	—	—

(1)
Messrs. Fentress and Fogel do not receive compensation for their service as directors. In connection with the ACRES Transaction, Messrs. Fentress and Fogel were appointed as directors. Messrs. Fentress and Fogel are compensated by our Manager, which receives management fees and reimbursement of certain expenses from us pursuant to the Management Agreement. See “Certain Relationships and Related Party Transactions.” Messrs. Fentress and Fogel will receive no other compensation for their services other than incentive awards which may be granted in the future.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes our executive compensation program for 2025. We use our executive compensation program to attract, motivate and retain our named executive officers (“NEOs”) and other executives. In particular, we will explain how the Compensation Committee of the Board made 2025 compensation decisions for our NEOs:

•
Mark S. Fogel, our Chief Executive Officer and President;
•
Eldron C. Blackwell, our Senior Vice President and Chief Financial Officer;
•
Jaclyn A. Jesberger, our Chief Legal Officer, Senior Vice President and Secretary; and
•
Linda Kilpatrick, our Vice President, Chief Accounting Officer and Controller.

Objectives of Our Compensation Program

As described below in “Certain Relationships and Related Party Transactions,” we are currently an externally managed REIT. Under our management contract, our manager is required to provide us with a management team, including a Chief Executive Officer and President, along with appropriate support personnel, to provide the management services to be provided by the manager to us (the "Management Agreement"). The Management Agreement also provides that the members of that team will devote such of their time to our management as may be reasonably necessary and appropriate, commensurate with our level of activity from time to time. However, the Management Agreement requires that the Manager provide us with a Chief Financial Officer who shall be fully dedicated to us and a sufficient amount of services of additional accounting, finance and investor relations professionals. The Management Agreement provides that, without regard to the amount of compensation received under the Management Agreement by the Manager, the Manager bears the expense of the wages, salaries and benefits of the Manager’s officers and employees, with the exception that we bear the expense of the Chief Financial Officer and the professionals and employees of any defined ancillary operating subsidiaries we may establish, in proportion to their percentage of time allocated to our operations.

As a result of these arrangements under the Management Agreement, we do not currently have any employees. All of our NEOs are employees of our Manager provided to be part of our management team. We have not paid any cash compensation to our NEOs. Pursuant to these arrangements, we reimburse our Manager for the wages, salary and benefits paid to certain of our NEOs in proportion to their time allocated to our business as described below under “Setting Executive Compensation – Manager and Company Roles.”

In previous years, we have made equity incentive awards to our NEOs from time to time. Our philosophy and process in making these awards are described below under “Setting Executive Compensation – Company Equity Incentives.”

Setting Executive Compensation

Manager and Company Roles. Currently, our NEOs are employees of our Manager and the determination of the base salary and cash incentive compensation paid to our NEOs is made solely by our Manager. The base salaries and cash incentive compensation paid to our Chief Financial Officer are presented to the Compensation Committee for approval. The Compensation Committee also approved the allocated portion of our Chief Accounting Officer’s and Chief Legal Officer’s base salary and bonus that were allocated to us for 2025. The analyses and determinations for our NEOs’ compensation are not based upon any particular compensation matrix or formula, but are instead based upon qualitative evaluations of their contributions to the Company.

Pursuant to the Management Agreement, we reimburse our Manager for the wages, salary and benefits paid to our Chief Financial Officer. Our Manager has allocated a portion of our Chief Accounting Officer’s and Chief Legal Officer’s salary to us for reimbursement and we also reimburse our Manager for the wages, salaries and benefits of certain of its employees who provide services to us. Subject to the exceptions noted above, our Manager bears the expense of the wages, salaries and benefits of the Manager’s officers and employees providing service to us.

We pay fees to our Manager pursuant to the Management Agreement, and although we do not control how such fees are allocated by ACRES Capital or our Manager, we believe that an unspecified portion of the base salary and cash incentive compensation paid to our NEOs is derived from fees paid by us. As discussed above, the Management Agreement does not require our NEOs to dedicate a specific amount of time to fulfilling the Manager’s obligations to us under the Management Agreement (except for our Chief Financial Officer who shall be fully dedicated to us) and does not require a specific amount or percentage of fees paid to the Manager to be allocated to the NEOs. Our Manager does not compensate its employees specifically for such services because these individuals also provide management and other services to other entities that are sponsored, managed or advised by affiliates of the Manager. As a result, the Manager is unable to fully segregate and identify the portion of the compensation paid or awarded to the NEOs by the Manager that relates solely to their services to us. Accordingly, we disclose the cash amounts paid by ACRES to our NEOs for which we reimburse our Manager in the Summary Compensation Table below. However, based upon discussions with our Manager, we estimate that the aggregate cash compensation paid to our NEOs that may reasonably be associated with their management of our company totaled approximately $1.8 million in 2025. This aggregate amount represents approximately 16% of the $11.5 million in total base management fees and expense reimbursements paid or accrued by us to our Manager in fiscal year 2025. Of this $11.5 million, we estimate that approximately 12% represented fixed compensation (e.g., salaries) and 4% represented variable compensation (e.g., performance-based bonuses). Our Manager did not use a specific formula to calculate the variable pay portion of our NEOs’ compensation. Generally, our Manager takes into account a number of factors such as the individual’s position, his or her contributions to the business, the performance of the company and market practices, and applies its discretion in considering and weighing such factors.

Company Equity Incentives. Prior to the ACRES Transaction, our Compensation Committee, from time to time, granted equity awards in the form of restricted stock to NEOs pursuant to our omnibus equity compensation plan, as amended from time to time. These awards were designed to align the interests of our NEOs with those of our stockholders, by correlating their compensation to the performance of our stock and by allowing them to share in the creation of value for our stockholders through stock price appreciation and dividends. Our former Chief Executive Officer’s incentive stock compensation was determined by the Compensation Committee. All other grants of our incentive stock compensation were recommended by our Chief Executive Officer for approval by our Compensation Committee. Our Chief Executive Officer provided the Compensation Committee with key elements of our NEOs’ performance during the year and their contribution to the Company to assist the committee in its determinations and approvals. Our Chief Executive Officer, at the Compensation Committee’s request, historically attended committee meetings to provide insight into our NEOs’ performance. These equity awards were subject to time-based vesting requirements designed to promote the retention of management, incentivize long term objectives and achieve strong performance for us.

Subsequent to the ACRES Transaction, the Compensation Committee and the Board determined that issuances of equity would be tied to our achievement of performance parameters using our book value as the appropriate benchmark. We believe that the performance parameters will create alignment of interest between our stockholders and the individuals responsible for our assets including members of the Manager and the independent directors and will also serve to create more transparency for all stockholders. The Compensation Committee will grant up to 333,333 restricted shares under the equity compensation plans when each of the following book value targets are met: $21.00, $24.00, $27.00, $30.00, $33.00 and $36.00. In May 2022, the Compensation Committee issued 10% of the restricted shares permitted to be awarded, to our directors (with the exception of Messrs. Fentress and Fogel), and the remainder of the restricted shares to the Manager when the Company reported a book value of $24.00. In May 2024, the Compensation Committee issued 10% of the restricted shares permitted to be awarded, to our directors (with the exception of Messrs. Fentress and Fogel), and the remainder of the restricted shares to the Manager when the Company reported a book value of $27.00. In March 2026, the Compensation Committee issued 10% of the restricted shares permitted to be awarded, to our directors (with the exception of Messrs. Fentress and Fogel), and the remainder of the restricted shares allowed to be issued under the ACRES Commercial Realty Corp. Manager Incentive Plan to the Manager when the Company reported a book value of $30.00. The restricted stock grants were all subject to a four-year vesting period and all future grants will be subject to such vesting period. The performance parameters apply to all grants under the equity compensation plans. Our Compensation Committee operates under a written charter adopted by our Board, a copy of which is available on our website at www.acresreit.com.

Elements of Our Compensation Program

As described above, our NEOs do not receive cash compensation from us, however, pursuant to the Management Agreement, we have agreed to reimburse our Manager for certain costs of legal, tax, accounting, consulting, auditing, administrative and other similar services rendered for us. We reimburse ACRES for the wages, salary and benefits of our Chief Financial Officer and a portion of the wages, salary and benefits of our Chief Accounting Officer and Chief Legal Officer as well as certain of Manager’s employees who provide services to us.

Historically, we have made grants of restricted stock to our NEOs, and the restricted stock grants would vest 33.33% per year over three years and have full voting and dividend rights. As discussed above, subsequent to the ACRES Transaction, the Compensation Committee and the Board determined that issuances of equity awards would be tied to our achievement of performance parameters using our book value as the appropriate benchmark. Such restricted stock will be subject to a four-year vesting period. Our NEOs did not receive grants of restricted stock for 2025, 2024 nor 2023 compensation.

Compensation and Risks

We believe that the risks material to our business are those that derive from broad-based economic trends and specific trends relating to particular loans, assets securing such loans and properties we hold. We do not believe that these risks are materially affected by, or materially arise from our compensation policies, as our compensation is in the form of equity grants that typically vest over time. We believe this encourages our executives to focus on sustained share price appreciation, rather than short-term results.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis prepared by management. Based on this review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis prepared by management be included in this Amendment and incorporated by reference into our 2025 Annual Report.

The Compensation Committee of the Board of Directors:

Steven J. Kessler, Chairman

Murray S. Levin

P. Sherrill Neff

EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth certain information concerning the compensation earned for the fiscal years ended December 31, 2025, 2024 and 2023 for our NEOs:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus		Stock Awards	All Other Compensation		Total
Mark S. Fogel(1)	2025	$—		$—		$—	$—	(1)	$—
Chief Executive Officer,	2024	—		—		—	—		—
President and Director	2023	—		—		—	—		—

Eldron C. Blackwell(2)	2025	$260,000	(3)	$125,000	(3)	$—	$14,000	(4)	$399,000
Senior Vice President and	2024	260,000	(3)	95,000	(3)	—	13,800		368,800
Chief Financial Officer	2023	212,850	(3)	94,050	(3)	—	8,462		315,362

Jaclyn A. Jesberger	2025	$414,000	(5)	$138,000	(5)	$—	$19,771	(6)	$571,771
Senior Vice President, Chief	2024	437,500	(5)	145,833	(5)	—	20,698		604,031
Legal Officer and Secretary	2023	300,000	(5)	100,000	(5)	—	13,985		413,985

Linda Kilpatrick(7)	2025	$200,000	(8)	$80,000	(8)	$—	$9,600	(9)	$289,600
Vice President and	2024	200,000	(8)	50,000	(8)	—	18,178		268,178
Chief Accounting Officer

(1)
In connection with the ACRES Transaction, effective July 31, 2020, Mr. Fogel was appointed as a director of the Company. Additionally, Mr. Fogel was appointed President and Chief Executive Officer of the Company. As described in his biography above, Mr. Fogel is affiliated with the Manager. Mr. Fogel is compensated by the Manager, which receives management fees and reimbursement of certain expenses from us pursuant to the Management Agreement. Mr. Fogel will receive no other compensation for his services to the Company other than incentive awards which may be granted in the future.
(2)
Mr. Blackwell has served as the Company’s Senior Vice President and Chief Financial Officer since January 1, 2024. His compensation for 2023 is in connection with his service as the Company’s Chief Accounting Officer and Vice President.
(3)
Commencing on August 1, 2020, Mr. Blackwell’s salary, bonus and benefits were paid by ACRES and we have reimbursed ACRES since that time. Amounts represent salary and bonus earned for the years indicated, but may not have been paid in full in the respective years.
(4)
Reflects a matching contribution under ACRES Capital’s 401(k) plan.
(5)
Reflects the pro rata portion of Ms. Jesberger’s salary and bonus that we reimbursed to our Manager. Amounts represent salary and bonus earned for the years indicated, but may not have been paid in full in the respective years.
(6)
Includes a $9,683 pro rata portion of a matching contribution under ACRES Capital’s 401(k) plan as well as a $10,088 pro rata portion of Ms. Jesberger’s automobile allowance.
(7)
Ms. Kilpatrick has served as the Company’s Chief Accounting Officer and Vice President from January 1, 2024.
(8)
Amount represents salary and bonus earned for the year indicated, but may not have been paid in full in such year.
(9)
Reflects a matching contribution under ACRES Capital’s 401(k) plan.

PAY VERSUS PERFORMANCE

					Value of Initial Fixed $100 Investment Based On:
Year	Summary Compensation for Mark Fogel(1)	Compensation Actually Paid to Mark Fogel(1)	Average Summary Compensation Total to NEOs(2)	Average Compensation Actually Paid to NEOs(3)	ACR Total Shareholder Return(4)	Peer Group Total Shareholder Return(5)	Net Income (Loss) (in thousands)(6)	Earnings Available for Distribution allocable to common shares (in thousands)(7)
2025	$—	$—	$420,124	$420,124	$178.28	$123.88	$27,976	$(1,869)
2024	—	—	413,670	413,670	134.92	121.85	28,695	10,941
2023	—	—	459,492	459,492	80.37	116.79	21,848	20,565
2022	—	—	385,345	385,345	69.01	104.76	10,426	10,384
2021	—	—	521,386	521,386	104.18	139.88	33,923	(457)

(1)
The dollar amounts reported in these columns are the amounts of total compensation reported and actually paid for our Chief Executive Officer (the “PEO”) for each corresponding year, as reported in the “Total” column of the Summary Compensation Table. Mr. Fogel did not receive any compensation directly from the Company as he is compensated by the Manager as discussed above.
(2)
These amounts reflect the average total compensation reported for the Company’s named executive officers (“NEOs”) as a group (excluding Mr. Fogel) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the NEOs (excluding Mr. Fogel) included for purposes of calculating the average amounts in each applicable year are as follows: (i) for 2025 and 2024, Mr. Blackwell, Ms. Jesberger and Ms. Kilpatrick; and (ii) for 2023, 2022 and 2021, Mr. Bryant (former Chief Financial Officer), Ms. Jesberger and Mr. Blackwell.
(3)
There were no equity awards granted for any of the periods presented.
(4)
Total Shareholder Return ("TSR") is calculated by dividing (a) the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment in the security, and the difference between the Company’s share price at the end and the beginning of the measurement period by (b) the Company’s share price at the beginning of the measurement period.
(5)
The peer group used for this purpose is the FTSE Nareit All REITs, which we also use for purposes of the stock performance graph required by Item 201(e) of Regulation S-K included in our Annual Report for the year ended December 31, 2025. The Total Shareholder Return is calculated using the same methodology described above in footnote 4.
(6)
Amounts reported represented the amount of net income reflected in the Company's audited consolidated financial statements for the applicable year.
(7)
For purposes of Item 402(v) of Regulation S-K, we have identified Earnings Available for Distribution ("EAD") as our Company-Selected Metric. EAD is a non-GAAP financial measure that the Company uses to evaluate its operating performance. EAD, for reporting purposes, is defined as GAAP net income (loss) allocable to common shares, excluding (i) non-cash equity compensation expense, (ii) unrealized gains and losses, (iii) non-cash provisions for loan losses, (iv) non-cash impairments on securities, (v) non-cash amortization of discounts or premiums associated with borrowings, (vi) net income or loss from a limited partnership interest owned at the initial measurement date, (vii) net income or loss from non-core assets, (viii) real estate depreciation and amortization, (ix) foreign currency gains or losses and (x) income or loss from discontinued operations. EAD may also be adjusted periodically to exclude certain one-time events pursuant to changes in GAAP and certain non-cash items.

Tabular List of Performance Measures

The list below includes the three financial performance measures that in our assessment represent the most important financial performance measures used to link compensation actually paid to our NEOs for 2025 to company performance.

Financial Performance Measures
EAD
Book Value
Production

Description of Relationships Between Compensation Actually Paid and Performance

The graphs below describe, in a manner compliant with the relevant rules, the relationship between Compensation Actually Paid and the individual performance measures shown.

Compensation Actually Paid vs. TSR Performance $600,000 $160 $500,000 $140 $400,000 $120 $300,000 $100 $80 $200,000 $60 $100,000 $40 $20 $0 $0 ($100,000) ($20) ($200,000) ($40) Compensation Actually Paid Total Shareholder Return ($100 Investment) 200 2021 2022 Compensation Actually Paid to PEOs Average compensation Actually Paid to NEOs ACR TSR Peer Group TSR

Compensation Actually Paid vs. Net Income $600,000 $50,000 $500,000 $0 $400,000 $300,000 $($50,000) $200,000 ($100,000) $100,000 ($150,000) $0 ($100,000) ($200,000) ($200,000) ($250,000) 2020 2021 2022 Compensation Actually Paid Net Income (in thousands) Compensation Actually Paid to PEOs Average Compensation Actually Paid to NEOs Net Income

Compensation Actually Paid vs. EAD $600,000 $50,000 $500,000 $0 $400,000 $300,000 ($50,000) $200,000 ($100,000) $100,000 ($150,000) $0 ($100,000) ($200,000) ($200,000) ($250,000) 2020 2021 2022 Compensation Actually Paid EAD (in thousands) Compensation Actually Paid to PEOs Average Compensation Actually Paid to NEOs EAD

Compensation Actually Paid vs. EAD
Compensation Actually Paid
EAD (in thousands)
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$0
$50,000
$0
($50,000)
($100,000)
($150,000)
($200,000)
($250,000)
2021
2022
2023
2024
2025
Compensation Actually Paid to PEOs
Average Compensation Actually Paid to NEOs
EAD

CEO PAY RATIO

As an externally managed company, we do not have any direct employees. Also, Mr. Fogel, our Chief Executive Officer, does not receive any direct compensation from us for his services and we do not reimburse any affiliate for compensation paid to Mr. Fogel. Accordingly, the CEO to median employee pay ratio is not applicable.

GRANTS OF PLAN-BASED AWARDS TABLE

During 2025, we did not make any restricted stock awards to our NEOs and there were no stock options granted during 2025.

Potential Post-Employment Payments

We do not have employment or severance agreements with any of our NEOs and, except as set forth below, are not obligated to make any payments to our NEOs upon termination of employment. Pursuant to our stock award agreements, in the event that any NEO’s service is terminated (except in the case of death or disability), all unvested stock awards will immediately be forfeited by the NEO unless otherwise approved by the Compensation Committee at the time of termination. Additionally, if any NEO commits any act of malfeasance or wrongdoing affecting us or our affiliates, breaches any covenant not to compete or an employment contract with us or an affiliate or engages in conduct that would warrant its discharge for cause, all unvested stock awards will immediately be forfeited.

Anti-Hedging and Pledging Policies

We have a policy prohibiting directors, officers and employees from speculative trading in our securities, including hedging transactions, short selling, trading in put options, call options or other derivative securities or holding our securities in margin accounts. Our policy also prohibits directors, officers and employees from pledging our securities as collateral for a loan, except in certain limited circumstances and subject to prior approval by our Chief Legal Officer. To our knowledge, all such individuals are in compliance with these policies.

Clawback Policy

Effective December 1, 2023, our Board adopted a Policy for the Recovery of Erroneously Awarded Compensation (“clawback policy”) in accordance with Section 10D of the Exchange Act, Rule 10D-1 promulgated under the Exchange Act and the NYSE listing standards. In the event the Company is required to prepare an accounting restatement to correct material noncompliance with any financial reporting requirement under U.S. federal securities laws, the clawback policy requires the Company to recover erroneously awarded incentive-based compensation received by our current and former executive officers as well as the Manager under the Management Agreement, to the extent that compensation was based on the attainment of a financial reporting measure. The amount recoverable is the compensation received by the executive or the Manager that exceeds the amount of Incentive-Based Compensation that otherwise would have been received had it been determined based on the restated amounts. The Compensation Committee administers the clawback policy.

Say on Pay Vote

At our 2025 annual meeting of stockholders, we provided our stockholders with the opportunity to vote to approve, on a non-binding advisory basis, our executive compensation. The description of the compensation of our NEOs in our proxy statement for our 2025 annual meeting included, and this Amendment includes, additional information relating to the portion of the management fee that was allocated to aggregate NEO compensation as well as the proportion of fixed versus variable pay. Approximately 93% of the votes cast at our 2025 annual meeting of stockholders voted in favor of our executive compensation as described in our proxy statement for the 2025 annual meeting of stockholders. We believe this reflects general stockholder support for our executive compensation program and philosophy. Based upon this feedback, the Compensation Committee determined to continue our current compensation practices as described herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of shares of common stock owned, as of April 8, 2026, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of our common stock, (b) each of our present directors and nominees for director, (c) each of our named executive officers and (d) all of our executive officers and directors as a group. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days of April 8, 2026. Shares of common stock issuable pursuant to options, warrants or the conversion of debt securities are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person.

	Shares Owned		Percentage
Executive officers and directors(1) (2)
Karen Edwards	15,079		*
Andrew Fentress	86,201	(3) (4)	1.21%
Mark S. Fogel	6,666	(4)	*
David J. Bryant	45,158	(5)	*
Gary Ickowicz	31,184		*
Steven J. Kessler	46,882		*
Murray S. Levin	32,412		*
P. Sherrill Neff	31,006		*
Dawanna Williams	15,079		*
Eldron C. Blackwell	5,432		*
Jaclyn A. Jesberger	11,526	(6)	*
Linda M. Kilpatrick	1,413		*
All executive officers and directors as a group (12 persons)	328,038		4.60%
Other owners of more than 5% of outstanding shares
Eagle Point	1,177,060	(7)	16.51%
ACRES Share Holdings, LLC	1,171,112	(8)	16.42%
BlackRock, Inc.	466,499	(9)	6.54%

* Less than 1%

(1)
The address for all of our executive officers and directors is c/o ACRES Commercial Realty Corp., 390 RXR Plaza, Uniondale, New York 11556.
(2)
Includes unvested restricted stock because each person has the right to vote and receive dividends on such shares.
(3)
Includes 26,316 shares held by his minor children and 18,483 shares held by his parents.
(4)
Excludes 1,171,112 shares held by ACRES Share Holdings, LLC, an affiliate of our manager. Voting and dispositive power over shares held by ACRES Capital, LLC is exercised by the board of directors of ACRES Capital Corp. Each of the five directors of ACRES Capital Corp., which include Messrs. Fentress and Fogel, has one vote, and the approval of a majority is required to approve an action. Under the so-called “rule of three” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and voting or dispositive decisions require the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities.
(5)
Includes 83 shares held in his spouse’s IRA.
(6)
Includes 1,154 shares held by her minor children.
(7)
This information is based on a Form 4 filed on April 1, 2026 by Eagle Point Credit Management LLC (“EPCM”) and Eagle Point DIF GP I LLC (“DIF GP”). EPCM acts as investment manager to certain funds and accounts, which have delegated management of their portfolio to EPCM. DIF GP is the general partner to certain of the funds managed by EPCM. The holders’ address is 600 Steamboat Road, Suite 202, Greenwich, CT 06830. We granted Eagle Point a stock ownership limit waiver allowing it to exceed the 9.8% ownership limitation set forth in our charter.
(8)
ACRES Share Holdings, LLC’s, an affiliate of our manager, address is 390 RXR Plaza, Uniondale, New York 11556. See footnote 4 for additional information.
(9)
This information is based on a Schedule 13G/A filed with the SEC on January 21, 2026. BlackRock, Inc.’s address is 50 Hudson Yards, New York, NY 10001.

The following table sets forth the number and percentage of shares of our 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock and 7.875% Series D Cumulative Redeemable Preferred Stock owned, as of April 8, 2026, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of preferred stock, (b) each of our present directors and nominees for director, (c) each of our named executive officers and (d) all of our executive officers and directors as a group. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days of April 8, 2026.

Executive officers and directors(1)	Series C Preferred Shares Beneficially Owned		Percentage	Series D Preferred Shares Beneficially Owned		Percentage
Karen Edwards	—		—	—		—
Andrew Fentress	—		—	—		—
Mark S. Fogel	—		—	—		—
David J. Bryant	6,200		*	1,000		*
Gary Ickowicz	—		—	—		—
Steven J. Kessler	—		—	—		—
Murray S. Levin	—		—	—		—
P. Sherrill Neff	—		—	—		—
Dawanna Williams	—		—	—		—
Eldron C. Blackwell	—		—	220		*
Jaclyn A. Jesberger	—		—	—		—
Linda M. Kilpatrick	—		—	220		*
All executive officers and directors as a group (12 persons)	6,200		*	1,440		*
Other owners of more than 5% of outstanding shares
Eagle Point	349,907	(2)	7.29%	737,928	(2)	16.37%

* Less than 1%

(1)
The address for all of our executive officers and directors is c/o ACRES Commercial Realty Corp., 390 RXR Plaza, Uniondale, New York 11556.
(2)
This information is based on a Form 4 filed on April 1, 2026 by Eagle Point Credit Management LLC (“EPCM”) and Eagle Point DIF GP I LLC (“DIF GP”). EPCM acts as investment manager to certain funds and accounts which have delegated management of their portfolio to EPCM. The securities are directly held by certain private investment funds and/or certain accounts managed by EPCM. DIF GP serves as general partner to certain of these accounts. The holders’ address is 600 Steamboat Road, Suite 202, Greenwich, CT 06830. We granted Eagle Point a stock ownership limit waiver allowing it to exceed the 9.8% ownership limitation set forth in our charter.

Equity Compensation Plan Information

The following table summarizes certain information about our 2005 Stock Incentive Plan, Third Amended and Restated Omnibus Equity Compensation Plan and ACRES Commercial Realty Corp. Manager Incentive Plan, our only compensation plans under which our equity securities are authorized for issuance, as of December 31, 2025.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
Restricted stock(1)	328,586	N/A
Equity compensation plans not approved by security holders	N/A	N/A
Total	328,586		700,822

(1)
All restricted stock awards consist of unvested shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Relationships and Related Party Transactions

Relationship with ACRES. Our Manager is a subsidiary of ACRES Capital Corp., a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, industrial and office property in top US markets. Andrew Fentress, our Chairman, serves as Managing Partner, and is a shareholder and board member of ACRES Capital Corp. and Mark Fogel, our President, Chief Executive Officer and Director, serves as its Chief Executive Officer and President and is also a shareholder and board member of Acres Capital Corp.

Management Agreement

We have a Management Agreement with our Manager pursuant to which our Manager provides the day-to-day management of our operations. The agreement was amended and restated on July 31, 2020 in connection with the ACRES Transaction and further amended on February 16, 2021, May 6, 2022 and February 15, 2024. The Management Agreement requires our Manager to manage our business affairs in conformity with the policies and investment guidelines established by our Board. Our Manager provides its services under the supervision and direction of our Board. Our Manager is primarily responsible for the selection, purchase and sale of our portfolio investments, our financing activities and providing us with investment advisory services. Our Manager and its affiliates also provide us with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. Our Manager receives fees and is reimbursed for its expenses as follows:

•
A monthly base management fee equal to 1/12th of the amount of our equity multiplied by 1.50%. Under the Management Agreement, “equity” is equal to the net proceeds from issuances of shares of capital stock (or the value of common shares upon the conversion of convertible securities), after deducting any underwriting discounts and commissions and other expenses and costs relating to such issuance, plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less all amounts we have paid for common stock and preferred stock repurchases. The calculation is adjusted for one-time events due to changes in GAAP, as well as other non-cash charges, upon approval of our independent directors.
•
An incentive management fee calculated and payable in arrears in an amount, not less than zero, equal to the excess of (1) the product of (a) 20% and (b) the excess of (i) our EAD for the previous 12-month period, over (ii) the product of (A) our book value equity in the previous 12-month period, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to our Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive compensation shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from September 30, 2022) in the aggregate is greater than zero.
•
Per loan underwriting and review fees in connection with valuations of and potential investments in certain subordinate commercial mortgage pass-through certificates, in amounts approved by a majority of the independent directors.
•
Reimbursement of expenses for personnel of our Manager or its affiliates for their services in connection with the making of fixed-rate commercial loans by us, in an amount equal to one percent of the principal amount of each such loan made.
•
Reimbursement of out-of-pocket expenses and certain other costs incurred by our Manager and its affiliates that relate directly to us and our operations.
•
Reimbursement of our Manager’s (and its affiliates’) expenses for (A) the wages, salaries and benefits of our Chief Financial Officer and (B) a portion of the wages, salaries and benefits of our accounting, finance, tax and investor relations professionals, in proportion to such personnel’s percentage of time allocable to our operations.

Incentive compensation is calculated and payable quarterly to our Manager to the extent it is earned. Up to 75% of the incentive compensation is payable in cash and at least 25% is payable in our common stock. Our Manager may elect to receive more than 25% of its incentive compensation in common stock.

The Management Agreement’s current contract term ends on July 31, 2026, and the agreement provides for automatic one-year renewals on such date and on each July 31 thereafter until terminated in accordance with its terms.

For the year ended December 31, 2025, our Manager earned base management fees of approximately $6.4 million. No incentive management fees were earned during the year ended December 31, 2025. During the year ended December 31, 2025, we reimbursed our Manager $5.1 million for compensation expenses and costs. Also, at December 31, 2025, we had payables to our Manager pursuant to the Management Agreement totaling approximately $466,000.

On July 31, 2020, ACRES Realty Funding, Inc., formerly RCC Real Estate, Inc., our direct wholly owned subsidiary, provided a $12.0 million loan (the “ACRES Loan”) to ACRES Capital Corp. evidenced by the Promissory Note from ACRES Capital Corp. The ACRES Loan accrues interest at 3.00% per annum payable monthly. The monthly amortization payment is $25,000. The ACRES Loan matures in July 2026, subject to two, one-year extensions (at ACRES Capital Corp.’s option) subject to the payment of a 0.5% extension fee to ACRES Realty Funding, Inc. on the outstanding principal amount of the ACRES Loan. On March 13, 2025, we amended and restated the Promissory Note. The ACRES Loan was amended and restated to: (i) be issued by ACRES Holdings, LLC, (ii) provide for a six month option for ACRES Capital Corp. to draw an additional balance of $7.0 million, and (iii) if such option is exercised, (a) to extend the maturity to July 31, 2031, (b) increase the interest rate to 5% and (c) increase the monthly amortization to $50,000. The six month option period ended and was not exercised. During the year ended December 31, 2025, we recorded interest income of $320,000 on the ACRES Loan. At December 31, 2025, the ACRES Loan had a principal balance of $10.4 million and had no interest receivable.

We retained equity in two securitization entities that were structured for us by our Manager. Under the Management Agreement, our Manager was not separately compensated by us for executing these transactions and was not separately compensated for managing the securitization entities and its assets. The two securitizations were liquidated during March 2025.

Relationship with ACRES Mortgage Loan Funding, LLC. In July 2025, we sold $45.8 million of a $72.0 million CRE whole loan commitment that originated in the second quarter of 2025 to ACRES Mortgage Loan Funding, LLC. We transferred $344,000 of the origination fee related to the portion of this CRE whole loan to ACRES Capital, LLC. No loans were co-originated during the year ended December 31, 2025.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC (“ACRES Capital Servicing”), an affiliate of ACRES Capital Corp. and the Manager, served as the portfolio servicer. Additionally, ACRES Capital Servicing served as the special servicer of ACR 2021-FL1 and ACR 2021-FL2 prior to their liquidation in March 2025. In February 2026, we closed the 2026-FL4 securitization transaction and ACRES Capital Servicing serves as special servicer. During the year ended December 31, 2025, ACRES Capital Servicing received no portfolio servicing fees and earned $182,000 in special servicing fees.

Relationship with ACRES Collateral Manager, LLC. ACRES Collateral Manager, LLC, an affiliate of ACRES Capital Corp. and the Manager, served as the collateral manager of ACR 2021-FL1 and ACR 2021-FL2, a role for which it waived its fee. In March 2025, ACR 2021-FL1 and ACR 2021-FL2 were liquidated. In February 2026, we closed the 2026-FL4 securitization transaction and ACRES Collateral Manager, LLC serves as collateral manager, a role for which it waived its fee.

Relationship with ACRES Development Management, LLC. ACRES Development Management, LLC (“DevCo”) is a wholly owned subsidiary of ACRES Capital Corp., the parent of our Manager. DevCo acts in various capacities as a co-developer or owner’s representative for direct equity investments within our portfolio. In November 2021, December 2021 and April 2022, the joint venture entities of the three CRE equity investments acquired through direct investment entered into development agreements with DevCo (the “Development Agreements”). At December 31, 2025, only one development agreement remains active.

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. During the year ended December 31, 2025, we did not incur nor pay fees for services rendered under the Development Agreements.

Relationship with ACRES Share Holdings, LLC. During the year ended December 31, 2025, we did not issue any shares to ACRES Share Holdings, LLC, a subsidiary of our Manager, in connection with the incentive compensation payable to the Manager under the Management Agreement. In March 2026, we issued a total of 204,765 shares of common stock under our Manager Incentive Plan to ACRES Share Holdings, LLC after we reached the established per share book value target of $30.00 per share. Each grant vests 25% over four years. Additionally, in March 2026, we granted ACRES Share Holdings, LLC a stock ownership waiver allowing it to exceed the 9.8% ownership limitations set forth in our charter. The stock ownership waiver allows ACRES Share Holdings, LLC to hold up to 18% of our outstanding shares of common stock.

Relationship with McCallum JV. In September 2024, ACRES Realty Funding, Inc., our direct, wholly owned subsidiary, entered into a $33.7 million senior loan commitment and a $1.5 million mezzanine loan commitment with McCallum JV in which we hold a 50% interest. The loans have an initial maturity date of September 5, 2027. The senior loan has a rate of one-month Term SOFR plus a spread of 2.75%, while the mezzanine loan has a fixed rate of 20.00%. At December 31, 2025, the senior loan was fully funded, while the mezzanine loan had an outstanding balance of $1.4 million. During the years ended December 31, 2025 and 2024, the Company recognized $2.5 million and $800,000, respectively, of revenue related to the McCallum JV loans. At December 31, 2025 and 2024, $916,000 and $284,000, respectively, of accrued interest was outstanding.

Relationship with Pacmulti JV. In March 2025, ACRES RF, a direct, wholly owned subsidiary, entered into a $70.8 million senior loan commitment and a $13.5 million mezzanine loan commitment with Pacmulti JV in which we hold a 50% interest. The loans have an initial maturity date of May 5, 2030. The senior loan has a rate of one-month Term SOFR plus a spread of 3.41%, while the mezzanine loan has a fixed rate of 15.00%. At December 31, 2025, the senior loan has been fully funded, while the mezzanine loan had an outstanding balance of $12.1 million. During the year ended December 31, 2025, the Company recognized $5.2 million of revenue related to the loans, with $4.8 million of accrued interest outstanding at December 31, 2025.

Relationship with AMF Levered II, LLC. During the year ended December 31, 2025, AMF Levered II, LLC, a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., purchased a $125.0 million non-controlling interest in SPE 2025-1. During the year ended December 31, 2025, we allocated $4.0 million in earnings related to operations and distributed $353,000 of income, net of expenses to AMF Levered II, LLC. Additionally, at December 31, 2025, we had a distribution payable balance of $516,000. AMF Levered II, LLC owns 43% of SPE 2025-1 and assumed its proportionate share of risk in the underlying assets and the liabilities, including the JPMorgan Chase 2025 Facility.

Policies and Procedures Regarding Related Party Transactions

We have established written policies regarding investing in investment opportunities in which our Manager and ACRES has an interest and regarding investing in any investment fund or CLO vehicles structured, co-structured or managed by our Manager or ACRES.

•
We will not be permitted to invest in any investment fund, CLO structured, co-structured or managed by ACRES or its affiliates other than those structured, co-structured or managed primarily on our behalf unless approved by a majority of our independent directors. ACRES will not receive base asset management fees allocable to us from any such investment vehicle to the extent we invest in it.
•
Unless approved by a majority of our independent directors, we will not be permitted to enter into any transaction with ACRES or any investment entity or fund managed by ACRES, including but not limited to purchasing any investment from, or selling any investment to, ACRES, except that we may purchase an investment originated by ACRES if it was originated either (i) within 60 days before such investment is acquired by us or (ii) with the specific intent to sell it to us and is approved by the independent directors of the Investment Committee.
•
Investments that may be appropriate for us, on the one hand, and one or more of ACRES or investment funds or entities managed or advised by any of them, on the other hand, are generally required to be allocated between us and such other entities in accordance with ACRES’ allocation policies and procedures in effect from time to time.

Additionally, we have an Allocation Policy with our Manager that contains the policies and procedures for the allocation of investment opportunities between us and as subsidiary of our Manager involving commercial mortgage loans. Commercial loan opportunities are allocated based upon the loan’s purpose, interest rate, proposed duration and available capital. If the loan falls within the general allocation parameters and is suitable for both of us, the loan will be allocated based upon available capital, including the availability of financing.

Except as described above, we have not adopted a policy that expressly prohibits transactions between us and any of our directors, officers, employees, security-holders or affiliates. However, our code of business conduct and ethics prohibits any transaction that involves an actual or potential conflict, except for transactions permitted under guidelines that may be adopted by our Board. No such guidelines have been adopted as of the date of this Amendment. In addition, our Board may approve a waiver of the code of business conduct and ethics for a specific transaction, which must be reported to our stockholders to the extent required by applicable law or NYSE rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table presents fees for professional services rendered by EY and Grant Thornton for the audit of our annual financial statements for 2025 and 2024 and fees billed for other services rendered by EY and Grant Thornton for those periods (dollars in in thousands).

Ernst & Young

	Fiscal Year End
	2025	2024
Audit fees(1)(2)	$1,010	$900
Audit related fees(3)	20	—
Tax fees(4)	137	—
All other fees	—	—
Total	$1,167	$900

Grant Thornton

	Fiscal Year End
	2025	2024
Audit fees(1)(2)	$—	$57
Audit related fees(3)(5)	89	170
Tax fees(4)	—	122
All other fees(6)	—	37
Total	$89	$386

(1)
Audit fees include amounts billed to us related to audit of our annual financial statements (including a review of internal controls for the years ended December 31, 2025 and 2024 as required under Section 404 of the Sarbanes-Oxley Act of 2002) and quarterly reviews.
(2)
Grant Thornton provided quarterly review services for the period ending March 31, 2024. EY began quarterly reviews starting with the period ending June 30, 2024.
(3)
Audit-related fees are primarily comprised of comfort letters and consents as well as audit services required under a financing arrangement.
(4)
Tax fees include tax compliance, tax advice, and tax planning.
(5)
Grant Thornton provided a consent for the Annual Report on Form 10-K submitted with the SEC on March 14, 2025 and on March 9, 2026.
(6)
All other fees include $37,000 paid to Grant Thornton in 2024 for transition-related services in connection with our change to EY as our independent registered public accounting firm.

Audit Committee Pre-Approval Policies and Procedures. The Audit Committee, on at least an annual basis, reviews audit and non-audit services performed by EY as well as the fees charged by EY for such services. We consider such non-audit fees and services when assessing auditor independence. Our policy is that all audit and non-audit services must be pre-approved by the Audit Committee. All of such services were pre-approved during the year ended December 31, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statements schedules set forth in the Original Filing, and the exhibits set forth below are filed with, or incorporated by reference in, this Amendment.

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

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer. (filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025)
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer. (filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025)
31.3	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.4	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350. (filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025)
32.2	Certification Pursuant to 18 U.S.C. Section 1350. (filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025)
97.1	Policy for the Recovery of Erroneously Awarded Compensation. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)
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

99.2(j)

Fifth Amendment to Master Repurchase and Securities Contract Agreement, dated December 18, 2025, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.)

99.2(k)

Sixth Amendment to Master Repurchase and Securities Contract Agreement, dated March 5, 2026, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.)

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

ACRES COMMERCIAL REALTY CORP.

April 30, 2026	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer