Form 10-Q
period 2026-03-31
ACRES Commercial Realty Corp.
filed 2026-05-06
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of outstanding shares of the registrant’s common stock on May 4, 2026 was 7,131,101 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1. FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$47,985	$83,768
Restricted cash	1,835	2,190
Accrued interest receivable	30,042	27,259
CRE loans	2,202,837	1,830,367
Less: allowance for credit losses	(19,431)	(20,398)
CRE loans, net	2,183,406	1,809,969
Loan receivable - due from Manager	10,300	10,375
Investments in unconsolidated entities	29,722	29,237
Properties held for sale	90,851	90,825
Investments in real estate	59,382	76,415
Right of use assets	19,415	19,545
Intangible assets	6,000	6,221
Other assets	7,167	6,560
Total assets	$2,486,105	$2,162,364
LIABILITIES (2)
Accounts payable and other liabilities	$7,631	$7,482
Management fee payable - related party	1,037	—
Accrued interest payable	5,068	6,814
Borrowings	1,864,671	1,544,938
Lease liabilities	46,096	45,942
Distributions payable	3,423	3,457
Accrued tax liability	75	8
Liabilities held for sale	3,181	3,131
Total liabilities	1,931,182	1,611,772
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,507,857 and 4,507,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 7,131,101 and 6,887,451 shares issued and outstanding (including 572,236 and 328,586 unvested restricted shares)	7	7
Additional paid-in capital	1,142,949	1,142,410
Accumulated other comprehensive loss	(1,277)	(1,603)
Distributions in excess of earnings	(721,051)	(720,028)
Total stockholders’ equity	420,638	420,796
Non-controlling interests	134,285	129,796
Total equity	554,923	550,592
TOTAL LIABILITIES AND EQUITY	$2,486,105	$2,162,364

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025(3)
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$765	$—
Accrued interest receivable	4,048	—
CRE loans, pledged as collateral (4)	1,007,779	—
Other assets	30	—
Total assets of consolidated VIEs	$1,012,622	$—
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$243	$—
Accrued interest payable	1,701	—
Borrowings	873,463	—
Total liabilities of consolidated VIEs	$875,407	$—

(3)
There were no consolidated VIEs at December 31, 2025.
(4)
Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
REVENUES
Interest income:
CRE loans	$32,942	$28,469
Other	1,418	257
Total interest income	34,360	28,726
Interest expense	25,114	23,123
Net interest income	9,246	5,603
Real estate income	8,547	11,366
Other revenue	31	33
Total revenues	17,824	17,002
OPERATING EXPENSES
General and administrative	3,036	3,159
Real estate expenses	9,710	13,342
Management fees - related party	1,561	1,631
Equity compensation - related party	540	815
Corporate depreciation and amortization	19	18
Reversal of credit losses, net	(967)	(1,717)
Total operating expenses	13,899	17,248
	3,925	(246)
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated subsidiaries	245	(492)
Gain on sale of investment in real estate	3,336	—
Other income	23	84
Total other income (expense)	3,604	(408)
INCOME (LOSS) BEFORE TAXES	7,529	(654)
Income tax expense	(1)	(76)
NET INCOME (LOSS)	7,528	(730)
Net income allocated to preferred shares	(5,114)	(5,313)
Net (income) loss allocable to non-controlling interests, net of taxes	(3,437)	184
NET LOSS ALLOCABLE TO COMMON SHARES	$(1,023)	$(5,859)
NET LOSS PER COMMON SHARE - BASIC	$(0.16)	$(0.80)
NET LOSS PER COMMON SHARE - DILUTED	$(0.16)	$(0.80)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	6,558,864	7,362,236
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	6,558,864	7,362,236

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income (loss)	$7,528	$(730)
Other comprehensive income (loss):
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in interest expense	326	393
Total other comprehensive income	326	393
Comprehensive income (loss) before allocation to preferred shares	7,854	(337)
Net (income) loss allocated to non-controlling interests	(3,437)	184
Net income allocated to preferred shares	(5,114)	(5,313)
Comprehensive loss allocable to common shares	$(697)	$(5,466)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2025	6,887,451	$7	$5	$5	$1,142,410	$(1,603)	$(720,028)	$420,796	$129,796	$550,592
Stock-based compensation	243,650	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	539	—	—	539	—	539
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,052	1,052
Net income	—	—	—	—	—	—	4,091	4,091	3,437	7,528
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(5,114)	(5,114)	—	(5,114)
Amortization of terminated derivatives	—	—	—	—	—	326	—	326	—	326
Balance, March 31, 2026	7,131,101	$7	$5	$5	$1,142,949	$(1,277)	$(721,051)	$420,638	$134,285	$554,923

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

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,528	$(730)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses, net	(967)	(1,717)
Depreciation, amortization and accretion	1,788	4,321
Amortization of stock-based compensation	540	815
Gain on sale of investment in real estate	(3,336)	—
Equity in (earnings) losses of unconsolidated subsidiaries	(245)	492
Changes in operating assets and liabilities	(4,395)	(7,745)
Net cash provided by (used in) operating activities	913	(4,564)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal fundings of CRE loans	(481,899)	(26,515)
Principal payments received on CRE loans	81,451	115,940
Proceeds from sale of CRE loans	29,140	31,730
Investments in real estate	(192)	(1,237)
Proceeds from sale of investments in real estate	20,000	—
Investments in unconsolidated entities	(240)	(2,204)
Purchases of furniture and fixtures	—	(54)
Principal payments received on loan - due from Manager	75	75
Net cash (used in) provided by investing activities	(351,665)	117,735
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(4,377)
Proceeds from borrowings:
Securitizations	879,499	—
CRE - term reinvestment financing facility	55,463	907,601
Payments on borrowings:
Securitizations	—	(865,078)
Senior secured financing facility	(20,172)	—
CRE - term warehouse financing facilities	(515,134)	(116,986)
Mortgages payable	(39)	—
CRE - term reinvestment financing facility	(74,590)	(16,504)
Payment of debt issuance costs	(6,317)	(3,363)
Proceeds received from non-controlling interests	1,052	—
Distributions paid on preferred stock	(5,148)	(5,373)
Net cash provided by (used in) financing activities	314,614	(104,080)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(36,138)	9,091
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	85,958	57,603
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$49,820	$66,694

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company’s core assets are consolidated through its investments in ACRES Realty Funding, Inc. ("ACRES RF"), a wholly-owned subsidiary, that holds CRE loans and CRE-related securities as well as special purpose subsidiaries established for securitization purposes, which are consolidated as variable interest entities ("VIEs"), as discussed in Note 3.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. From time to time, the Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Restricted cash includes required account balance minimums in the Company's various escrow and deposit accounts and the Company's consolidated CRE debt securitization has an expense reserve and reinvestment cash that is collateral to the senior notes.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	March 31,
	2026	2025
Cash and cash equivalents	$47,985	$66,037
Restricted cash	1,835	657
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$49,820	$66,694

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $21.8 million) at March 31, 2026, as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

Recent Accounting Pronouncements

Accounting Standards to be Adopted in Future Periods

In November 2024, the Financial Accounting Standards Board (“FASB") issued guidance to improve transparency on certain costs and expenses. This guidance is effective for fiscal years beginning after December 15, 2026 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is in the process of evaluating the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

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

Consolidated VIE (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of one VIE, ACRES Commercial Realty 2026-FL4 Issuer, LLC ("ACR 2026-FL4"), at March 31, 2026 (the "Consolidated VIE"). At December 31, 2025, the Company was not the primary beneficiary of any VIEs.

The Consolidated VIE is a CRE securitization that was formed on behalf of the Company to invest in CRE whole loans that were financed by the issuance of debt securities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for the VIE was made at the VIE’s inception and is continually assessed. The Consolidated VIE is accounted for as a secured borrowing in accordance with GAAP.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

The Company has exposure to losses on its securitization to the extent of its investments in the subordinated debt and preferred equity of the securitization. The Company is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the securitization, distributions with respect to its preferred equity interests. As a result of consolidation, the debt and equity interests the Company holds in its securitization have been eliminated; and the Company’s consolidated balance sheets reflect the assets held, debt issued by the securitization to third parties and any accrued payables to third parties. The Company’s operating results and cash flows include the gross amounts related to the securitization’s assets and liabilities as opposed to the Company’s net economic interests in the securitization. Assets and liabilities related to the securitization are disclosed, in the aggregate, on the Company’s consolidated balance sheets. For a discussion of the debt issued through the securitization, see Note 10.

Creditors of the Company’s Consolidated VIE have no recourse to the general credit of the Company. During the three months ended March 31, 2026 and 2025, the Company did not provide any financial support to its Consolidated VIE nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to its Consolidated VIE.

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

In September 2025, the Company distributed one of the underlying properties held by FSU Student Venture to a newly formed joint venture, CS-ACRES Osceola Student Joint Venture, LLC (the "FSU Osceola Student Venture"). See additional details below. Subsequent to this distribution, the Company sold its interest in the FSU Student Venture for $106.8 million, which resulted in a gain on the sale of investment in real estate.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

ACRES SPE 2025-1, LLC

ACRES SPE 2025-1, LLC ("SPE 2025-1") was formed in March 2025, to acquire and finance purchased assets. Subsequently, SPE 2025-1 entered into a master repurchase agreement with JPMorgan Chase ("JPMorgan Chase 2025 Facility") to finance existing vintage CRE loans and to potentially finance the origination of new CRE loans held by the Company. In the quarter ended December 31, 2025, AMF Levered II, LLC, a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., purchased a $125.0 million, or 43.2%, non-controlling interest in SPE 2025-1 (See Note 17). SPE 2025-1 was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members all have the following characteristics: (1) the power to direct activities, (2) the obligation to absorb losses and (3) the right to receive residual returns. The Company consolidated SPE 2025-1 due to its 56.8% interest that provides the Company with control over all major decisions. AMF Levered II, LLC assumed its proportionate share of risk in the underlying assets and the liabilities, including the JPMorgan Chase 2025 Facility. The portion of SPE 2025-1 that the Company does not own is presented as non-controlling interest at and for the periods presented in the Company’s consolidated financial statements.

Investments in Unconsolidated Entities (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIEs' economic performance and (ii) the obligation to absorb the losses of the VIEs or the right to receive the benefits from the VIEs, which could be significant to the VIEs. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at March 31, 2026 and December 31, 2025. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of both Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), with a value of $1.5 million in the aggregate, or 3.0% of each trust, at March 31, 2026 and December 31, 2025. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

In September 2025, the Wacker JV completed a re-capitalization that included entering into a $62 million construction loan, an $11 million bridge loan and converting part of the Company's common equity into preferred equity. Also, in connection with the re-capitalization, the Company entered into guarantees related to the construction loan and bridge loan. The guarantees include a Guaranty of Completion, a Guaranty of Retail Space, a Guaranty of Recourse Obligations, a Guarantee of Interest and Carry Costs and an Environmental Indemnity Agreement.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

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

Upon formation of the McCallum JV, the McCallum JV took ownership of the multifamily property subject to a related CRE loan payable to the Company which was novated to allow the McCallum JV to replace the original obligor who was experiencing financial difficulty. The $31.5 million CRE loan has an initial maturity date of September 5, 2027 and bears interest at a rate of one-month Term Secured Overnight Financing Rate ("Term SOFR") and a spread of 2.75%. There were no other changes to the terms of the loan. The McCallum JV also entered into a $1.5 million mezzanine loan commitment with the Company, of which $1.5 million was funded at March 31, 2026.

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

Upon formation of the Pacmulti JV, the Pacmulti JV took ownership of the multifamily property subject to a related CRE loan payable to the Company which was novated to allow the Pacmulti JV to replace the original obligor who was experiencing financial difficulty. The $70.8 million CRE loan has an initial maturity date of May 5, 2030 and bears interest at a rate of one-month Term SOFR and a spread of 3.41%. There were no other changes to the terms of the loan. The Pacmulti JV also entered into a $13.5 million mezzanine loan commitment with the Company, of which $13.2 million was funded at March 31, 2026.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at March 31, 2026 (in thousands):

	Unsecured Junior Subordinated Debentures	65 E Wacker Joint Venture, LLC	7720 McCallum JV, LLC	Pacmulti Affiliates, LLC	FSU Preferred Equity Loan	Total	Maximum Exposure to Loss
ASSETS
Accrued interest receivable	$10	$—	$—	$—	$—	$10	$—
CRE loans(1)	—	—	—	—	9,672	9,672	9,672
Investments in unconsolidated entities	1,548	28,174	—	—	—	29,722	29,722
Total assets	1,558	28,174	—	—	9,672	39,404

LIABILITIES
Accrued interest payable	344	—	—	—	—	344	N/A
Borrowings	51,548	—	—	—	—	51,548	N/A
Total liabilities	51,892	—	—	—	—	51,892
Net (liability) asset	$(50,334)	$28,174	$—	$—	$9,672	$(12,488)

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

(1)
The carrying values exclude the allowance for credit losses.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Supplemental cash flows:
Interest expense paid in cash	$25,835	$23,752
Income taxes paid in cash	1	178
Non-cash financing activities include the following:
Distributions on preferred stock accrued but not paid	$3,423	$3,547

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

NOTE 5 - LOANS

The following is a summary of the Company’s CRE loans held for investment by asset type (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At March 31, 2026:
Whole loans (5)(6)(7)	60	$2,202,675	$(9,510)	$2,193,165	$(19,220)	$2,173,945	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	April 2026 to May 2030
Preferred equity investment (see Note 3) (8)		9,750	(78)	9,672	(211)	9,461	10.00%	October 2028
Total		$2,212,425	$(9,588)	$2,202,837	$(19,431)	$2,183,406

At December 31, 2025:
Whole loans (5)(6)(7)	53	$1,828,299	$(7,357)	$1,820,942	$(20,158)	$1,800,784	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2026 to May 2030
Preferred equity investment (see Note 3) (8)		9,511	(86)	9,425	(240)	9,185	10.00%	October 2028
Total		$1,837,810	$(7,443)	$1,830,367	$(20,398)	$1,809,969

(1)
Amounts include unamortized loan origination fees of $8.9 million and $6.6 million and deferred amendment fees of $686,000 and $852,000 at March 31, 2026 and December 31, 2025, respectively.
(2)
References to ("1M Term SOFR") are one-month Term SOFR. Weighted-average one-month Term SOFR was 3.69% and 3.83% at March 31, 2026 and December 31, 2025, respectively. Additionally, the weighted-average benchmark rate floor was 2.13% and 1.78% at March 31, 2026 and December 31, 2025, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude three and two whole loans, with total amortized costs of $62.3 million and $37.9 million, in maturity default at March 31, 2026 and December 31, 2025, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at March 31, 2026 and December 31, 2025.
(6)
CRE whole loans had $99.3 million and $88.6 million in unfunded loan commitments at March 31, 2026 and December 31, 2025, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained.
(7)
Includes four mezzanine loans, with total amortized costs of $20.0 million and $17.8 million, with three having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at March 31, 2026 and December 31, 2025, respectively. Because the Company is also the first mortgage lender on these loans, it considers the first mortgage and mezzanine loans together as one whole loan.
(8)
The Company had one preferred equity investment associated with a CRE whole loan at March 31, 2026 and December 31, 2025, respectively. The preferred equity investment has a fixed interest rate of 10%, of which 4.0% interest is deferred until maturity.

The following is a summary of the Company’s CRE loans held for investment by property type and geographic location (dollars in thousands):

	March 31, 2026		December 31, 2025
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Multifamily	$1,781,521	81.5%	$1,482,268	81.9%
Office	237,101	10.9%	230,385	12.7%
Hotel	101,992	4.7%	57,426	3.2%
Mixed-Use	47,449	2.2%	24,614	1.4%
Self-Storage	15,343	0.7%	15,276	0.8%
Total	$2,183,406	100%	$1,809,969	100%

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

	March 31, 2026		December 31, 2025
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Southeast	$414,236	19.0%	$373,256	20.6%
Southwest	370,019	16.9%	437,113	24.2%
East North Central	308,381	14.1%	72,720	4.0%
Mountain	283,172	13.0%	223,247	12.3%
Northeast	276,173	12.6%	163,724	9.1%
Mid Atlantic	226,171	10.4%	222,958	12.3%
Pacific	225,201	10.3%	253,558	14.0%
West North Central	80,053	3.7%	63,393	3.5%
Total	$2,183,406	100%	$1,809,969	100%

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2026	2027	2028 and Thereafter	Total
At March 31, 2026:
Whole loans (1)(2)	$467,397	$511,493	$1,152,001	$2,130,891
Preferred equity investment	—	—	9,672	9,672
Total CRE loans	$467,397	$511,493	$1,161,673	$2,140,563

Description	2026	2027	2028 and Thereafter	Total
At December 31, 2025:
Whole loans (1)(2)	$592,949	$498,541	$691,589	$1,783,079
Preferred equity investment	—	—	9,425	9,425
Total CRE loans	$592,949	$498,541	$701,014	$1,792,504

(1)
Maturity dates exclude three and two whole loans with amortized costs of $62.3 million and $37.9 million, in maturity default at March 31, 2026 and December 31, 2025, respectively.
(2)
At March 31, 2026, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options were $307.9 million, $349.9 million, and $1.5 billion in 2026, 2027 and 2028 and thereafter, respectively. At December 31, 2025, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $397.1 million, $384.7 million and $1.0 billion in 2026, 2027 and 2028 and thereafter, respectively.

At March 31, 2026 and December 31, 2025, no single loan or investment represented more than 10% of the Company's total assets, and one investment group generated 12% and 14% of the Company's revenue, respectively.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the three months ended March 31, 2026 and the year ended December 31, 2025 (in thousands):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Allowance for credit losses at beginning of period	$20,398	$32,847
(Reversal of) provision for credit losses	(967)	(7,749)
Charge-offs	—	(4,700)
Allowance for credit losses at end of period	$19,431	$20,398

During the three months ended March 31, 2026, the Company recorded a reversal of expected credit losses of $967,000, primarily attributable to improvements in projected macroeconomic factors during the quarter, offset by an increase in modeled credit risk of the Company's loan portfolio.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

In addition to the Company’s general estimate of credit losses, the Company may also be required to individually evaluate collateral-dependent loans for credit losses if it has determined that foreclosure or sale of the loan or the underlying collateral is probable. At both March 31, 2026 and December 31, 2025, the Company was not required to individually evaluate any CRE loans for credit loss.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At March 31, 2026:
Whole loans	$28,154	$1,323,792	$455,317	$380,288	$5,614	$2,193,165
Preferred equity investment	—	9,672	—	—	—	9,672
Total	$28,154	$1,333,464	$455,317	$380,288	$5,614	$2,202,837

At December 31, 2025:
Whole loans	$28,137	$938,416	$470,871	$377,904	$5,614	$1,820,942
Preferred equity investment	—	9,425	—	—	—	9,425
Total	$28,137	$947,841	$470,871	$377,904	$5,614	$1,830,367

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $29.5 million and $27.2 million at March 31, 2026 and December 31, 2025, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2026	2025 (1)	2024 (2)	2023	2022	Prior	Total (3)
At March 31, 2026:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	$—	$28,154	$28,154
Rating 2	406,943	625,955	27,021	29,359	—	234,514	1,323,792
Rating 3	16,605	10,286	—	—	202,888	225,538	455,317
Rating 4	—	139,700	87,786	15,996	91,718	45,088	380,288
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	423,548	775,941	114,807	45,355	294,606	538,908	2,193,165
Preferred equity investment (rating 2)	—	9,672	—	—	—	—	9,672
Total loans	$423,548	$785,613	$114,807	$45,355	$294,606	$538,908	$2,202,837
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2025 (1)	2024 (2)	2023	2022	2021	Prior	Total (3)
At December 31, 2025:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	$28,137	$—	$28,137
Rating 2	649,712	22,249	49,376	—	203,263	13,816	938,416
Rating 3	10,283	—	—	235,271	214,356	10,961	470,871
Rating 4	137,906	87,370	15,991	91,675	—	44,962	377,904
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	797,901	109,619	65,367	326,946	445,756	75,353	1,820,942
Preferred equity investment (rating 2)	9,425	—	—	—	—	—	9,425
Total loans	$807,326	$109,619	$65,367	$326,946	$445,756	$75,353	$1,830,367
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$(4,700)	$(4,700)

(1)
Includes two novated CRE whole loans that resulted from loan workouts.
(2)
Includes two novated CRE whole loans that resulted from loan workouts.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $29.5 million and $27.2 million at March 31, 2026 and December 31, 2025, respectively.
(4)
Acquired CRE whole loans are grouped within each loan’s year of origination.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis at the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At March 31, 2026:
Whole loans	$—	$—	$59,084	$59,084	$2,134,081	$2,193,165	$32,250
Preferred equity investment	—	—	—	—	9,672	9,672	—
Total	$—	$—	$59,084	$59,084	$2,143,753	$2,202,837	$32,250

At December 31, 2025:
Whole loans	$—	$—	$26,834	$26,834	$1,794,108	$1,820,942	$—
Preferred equity investment	—	—	—	—	9,425	9,425	—
Total	$—	$—	$26,834	$26,834	$1,803,533	$1,830,367	$—

(1)
During the three months ended March 31, 2026, the Company recognized interest income of $602,000 on one CRE loan with a principal payment past due greater than 90 days at March 31, 2026.
(2)
Includes one CRE loan with an amortized cost of $24.4 million in maturity default at March 31, 2026. Includes one CRE loan with an amortized cost of $32.3 million in maturity default at December 31, 2025.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $29.5 million and $27.2 million at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, the Company had four and three CRE whole loans, with total amortized costs of $83.5 million and $59.1 million, respectively, in payment default.

During the three months ended March 31, 2026 and 2025, the Company did not recognize interest income on CRE whole loans that were placed on nonaccrual status.

Loan Modifications

The Company is required to disclose modifications where it determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term or (v) any combination thereof.

During the three months ended March 31, 2026 and 2025, the Company did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

NOTE 7 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

At March 31, 2026, the Company held investments in five real estate properties, two of which are included in investments in real estate, and three of which are included in properties held for sale on the consolidated balance sheets.

In March 2026, the Company sold unimproved land located in the Northeast region for $20.0 million. This sale generated a gain of $3.3 million, net of selling costs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

The following table summarizes the book value of the Company’s acquired assets and assumed liabilities (in thousands, except amounts in the footnotes):

	March 31, 2026			December 31, 2025
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$58,070	$(8,378)	$49,692	$74,468	$(7,797)	$66,671
Right of use assets (2)(3)	19,664	(1,091)	18,573	19,665	(1,024)	18,641
Intangible assets (4)	9,469	(3,529)	5,940	9,469	(3,342)	6,127
Subtotal	87,203	(12,998)	74,205	103,602	(12,163)	91,439

Investments in real estate from lending activities:
Investments in real estate (1)	10,025	(335)	9,690	10,025	(281)	9,744
Right of use assets (2)(3)	399	(76)	323	399	(63)	336
Intangible assets (4)	364	(304)	60	364	(270)	94
Subtotal	10,788	(715)	10,073	10,788	(614)	10,174

Properties held for sale (5)	90,851	—	90,851	90,825	—	90,825
Total	$188,842	$(13,713)	$175,129	$205,215	$(12,777)	$192,438

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	$19,525	$620	$20,145	$19,565	$620	$20,185
Lease liabilities (3)(6)	45,145	—	45,145	44,958	—	44,958
Subtotal	64,670	620	65,290	64,523	620	65,143

Investments in real estate from lending activities:
Other liabilities	41	(41)	—	41	(41)	—
Lease liabilities (3)(6)	380	—	380	378	—	378
Subtotal	421	(41)	380	419	(41)	378

Liabilities held for sale (7)	3,181	—	3,181	3,131	—	3,131
Total	$68,272	$579	$68,851	$68,073	$579	$68,652

Total net investments in real estate and properties held for sale (8)	$120,570		$106,278	$137,142		$123,786

(1)
Investments in real estate include $1.0 million and $15.2 million of land, which is not depreciable, at March 31, 2026 and December 31, 2025, respectively. Also includes $646,000 and $3.7 million of construction in progress, which is also not depreciable until placed in service, at March 31, 2026 and December 31, 2025, respectively. Depreciation expense for the three months ended March 31, 2026 and 2025, was $635,000 and $551,000, respectively.
(2)
Primarily comprises a $18.4 million right of use asset, at both March 31, 2026 and December 31, 2025, associated with an acquired ground lease disclosed in footnote (6) below accounted for as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally, the Company entered into an operating lease associated with a parking lease at a newly acquired property. The associated right of use asset has a value of $311,000 and $322,000 at March 31, 2026 and December 31, 2025, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

(3)
Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)
Primarily comprises a franchise intangible of $3.4 million and $3.5 million, a management contract intangible of $2.5 million and $2.6 million, in-place leases of $6,000 and $7,000 and a customer list intangible of $54,000 and $87,000, at March 31, 2026 and December 31, 2025, respectively.
(5)
At March 31, 2026 and December 31, 2025, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, a student housing property acquired in April 2022 and an office property acquired via deed-in-lieu of foreclosure in June 2023.
(6)
Primarily comprised of a $44.9 million ground lease with a remaining term of 90 years at March 31, 2026. Lease expense was $720,000 and $700,000 for the three months ended March 31, 2026 and 2025, respectively.
(7)
Comprised of an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers to the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining. At March 31, 2026, 90 years remain in its term.

In December 2024, the Company entered into a parking lease at an asset acquired in August 2024. The parking lease allows the Company to have access to a designated amount of parking spots adjacent to the building which the Company operates. The lease payments increase 2.00% per year until 2123, or a 99-year lease. At March 31, 2026, 98 years remain in its term.

The following table summarizes the expenses of intangible assets, right of use assets and leases related to investments in real estate and other acquired assets and assumed liabilities (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Assets:
Amortization related to intangible assets	$221	$103
Amortization related to right of use assets	82	80
Liabilities:
Accretion related to ground lease liability	$671	$651
Lease payments	553	532

The following table summarizes the Company's expected fiscal year amortization expense on its intangible lease assets (in thousands):

Amortization Expense
Remainder of 2026	$613
2027	756
2028	748
2029	748
2030	748
2031	748
Total	$4,361

NOTE 8 - LEASES

In addition to the leases discussed in Note 7, the Company has operating leases for office space and office equipment. The leases have terms that expire between February 2029 and September 2029. The leases on the office space and office equipment contain options for early termination granted to the Company and the lessor. Lease payments are determined as follows:

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

The following table summarizes the Company’s operating leases (dollars in thousands):

	March 31, 2026	December 31, 2025
Operating Leases:
Right of use assets	$471	$499
Lease liabilities	$(515)	$(544)

Weighted average remaining lease term:	3.5 years	3.7 years
Weighted average discount rate (1):	8.70%	8.70%

(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

The following table summarizes the Company’s operating lease costs and cash payments during the periods indicated (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Lease Cost:
Operating lease cost	$40	$40

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$40	$39

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2026	$125
2027	170
2028	174
2029	132
Subtotal	601
Less: impact of discount	(86)
Total	$515

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at March 31, 2026 and December 31, 2025 and equity in earnings (losses) of unconsolidated entities for the three months ended March 31, 2026 and 2025 (dollars in thousands, except in the footnotes):

				Earnings (Losses) of Unconsolidated Entities
	Ownership %			For the Three Months Ended March 31,
	at March 31, 2026	March 31, 2026	December 31, 2025	2026	2025
Unsecured Junior Subordinated Debentures(1)	3%	$1,548	$1,548	$—	$—
65 E. Wacker Joint Venture, LLC (2)	90%	28,174	27,689	484	(188)
7720 McCallum JV, LLC (3)	50%	—	—	(108)	(304)
Pacmulti Affiliates JV, LLC (4)	50%	—	—	(131)	—
Total		$29,722	$29,237	$245	$(492)

(1)
During the three months ended March 31, 2026 and 2025, dividends from the investments in RCT I's and RCT II's common shares in the amounts of $31,000 and $33,000, respectively, are recorded in other revenue on the Company's consolidated statements of operations.
(2)
Refer to Note 3 for details regarding the Wacker JV.
(3)
Refer to Note 3 for details regarding the McCallum JV.
(4)
Refer to Note 3 for details regarding the Pacmulti JV.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

NOTE 10 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At March 31, 2026
ACR 2026-FL4 Senior Notes	$879,499	$6,036	$873,463	5.36%	18.4 years	$1,016,762
CRE - term reinvestment financing facility	711,875	2,669	709,206	5.44%	4.6 years	1,009,811
Senior secured financing facility	42,926	1,272	41,654	7.44%	1.7 years	146,354
CRE - term warehouse financing facilities (1)	19,627	689	18,938	7.68%	0.6 years	38,250
Mortgage payable	20,145	—	20,145	7.47%	0.1 years	26,964
5.75% Senior Unsecured Notes	150,000	283	149,717	5.75%	0.4 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	7.90%	10.4 years	—
Total	$1,875,620	$10,949	$1,864,671	5.58%	10.7 years	$2,238,141

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2025:
CRE - term reinvestment financing facility	$731,002	$2,835	$728,167	5.50%	4.8 years	$1,009,622
Senior secured financing facility	63,099	1,454	61,645	7.53%	2.1 years	166,526
CRE - term warehouse financing facilities	534,760	898	533,862	5.54%	0.8 years	693,937
Mortgage payable	20,185	—	20,185	7.57%	0.3 years	26,964
5.75% Senior unsecured notes	150,000	469	149,531	5.75%	0.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	7.97%	10.7 years	—
Total	$1,550,594	$5,656	$1,544,938	5.73%	3.1 years	$1,897,049

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitization at March 31, 2026 (in thousands):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through March 31, 2026
ACR 2026-FL4	February 2026	August 2044	August 2028	$—
(1)
The reinvestment period is the period in which principal proceeds may be used to acquire CRE loans for reinvestment into the securitization.

The investments held by the Company’s securitization collateralize the securitization’s borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitization held by the Company at March 31, 2026 were eliminated in consolidation. The Company did not have any securitizations outstanding at December 31, 2025. In March 2025, the Company exercised the optional redemption on ACR 2021-FL1 and ACR 2021-FL2 in conjunction with the closing of the CRE term reinvestment facility (see below).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

ACR 2026-FL4

In February 2026, the Company closed ACR 2026-FL4, a CRE debt securitization transaction that can finance up to $1.0 billion of CRE loans. ACR 2026-FL4 issued a total of $879.5 million of non-recourse, floating-rate notes to third parties at par. Additionally, the Company retained 100% of the Class F notes, Class G notes and Income notes. ACR 2026-FL4 includes a 180-day ramp up acquisition period that allows it to acquire CRE loans using unused proceeds from the issuance of the non-recourse floating-rate notes, to which the Company fully utilized as of March 31, 2026. Additionally, ACR 2026-FL4 includes a reinvestment period, which ends in August 2028, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds.

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

March 31, 2026

(unaudited)

Financing Arrangements

Borrowings under the Company’s financing arrangements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to these arrangements (dollars in thousands, except amounts in the footnotes):

	March 31, 2026				December 31, 2025
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Reinvestment Financing Facility
JPMorgan Chase Bank, N.A. (1)	$709,206	$1,009,811	33	5.44%	$728,167	$1,009,622	34	5.50%

Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	41,654	146,354	4	7.44%	61,645	166,526	5	7.53%

CRE - Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A. (3)	—	—	—	—%	116,488	149,000	3	5.50%
Morgan Stanley Mortgage Capital Holdings LLC (4)	18,938	38,250	1	7.68%	417,374	544,937	12	5.55%

Mortgage Payable
ReadyCap Commercial, LLC	20,145	26,964	1	7.47%	20,185	26,964	1	7.57%
Total	$789,943	$1,221,379			$1,343,859	$1,897,049

(1)
Includes $2.7 million and $2.8 million of deferred debt issuance costs at March 31, 2026 and December 31, 2025, respectively.
(2)
Includes $1.3 million and $1.5 million of deferred debt issuance costs at March 31, 2026 and December 31, 2025, respectively.
(3)
Includes $352,000 of deferred debt issuance costs at December 31, 2025.
(4)
Includes $689,000 and $546,000 of deferred debt issuance costs at March 31, 2026 and December 31, 2025, respectively, which includes $195,000 of deferred debt issuance costs at March 31, 2026 from another term warehouse financing facility with no balance.

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands, except amounts in footnotes):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At March 31, 2026
CRE - Term Reinvestment Financing Facility (1)(2)
JPMorgan Chase Bank, N. A.	$317,296	4.6 years	5.44%
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$103,674	1.7 years	7.44%
CRE - Term Warehouse Financing Facilities (1)(2)
JPMorgan Chase Bank, N. A.	$—	0.3 years	—%
Morgan Stanley Mortgage Capital Holdings LLC	$20,602	0.6 years	7.68%
Mortgage Payable
ReadyCap Commercial, LLC (3)	$6,734	0.1 years	7.47%

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

March 31, 2026

(unaudited)

(3)
Equal to the total of the estimated fair value of real estate property investment financed, minus the total of the construction loans agreement liabilities and accrued interest payable.

The Company was in compliance with all financial covenants in each of the respective agreements at March 31, 2026 and December 31, 2025.

CRE - Term Reinvestment Financing Facility

In March 2025, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “JPMorgan Chase 2025 Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) to finance existing CRE loans and the origination of new CRE loans. The JPMorgan Chase 2025 Facility had an initial maximum facility amount of $939.9 million, provides match term funding, charges interest of one-month Term SOFR plus a 1.75% spread and matures as of the latest maturity date of any purchased asset. The JPMorgan Chase 2025 Facility includes a two-year reinvestment period enabling the reinvestment of principal proceeds from asset repayments into qualifying replacement assets. The reinvestment period for the JPMorgan Chase 2025 Facility ends in March 2027.

In connection with the JPMorgan Chase 2025 Facility, the Company provided "bad act" guaranties pursuant to a guarantee agreement (the "2025 JPMorgan Chase Guarantee") where the Company is liable for 100% of the repurchase price of the purchased assets and JPMorgan Chase’s losses, costs and expenses only upon the occurrence of certain customary bad acts. The JPMorgan Chase 2025 Guarantee includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. The JPMorgan Chase 2025 Facility also includes minimum interest coverage requirements and maximum look through LTV requirements. Also, ACRES RF, the direct owner of the wholly-owned subsidiary borrower, executed a pledge agreement with JPMorgan Chase pursuant to which it pledged and granted to JPMorgan Chase a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.

The JPMorgan Chase 2025 Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of the ACRES SPE 2025-1, LLC, ("Seller SPE") or the Company; breaches of covenants and/or certain representations and warranties; and a judgment in an amount greater than $250,000 against the Seller SPE or ACRES RF or $10.0 million against the Company. The remedies for such events of default are also customary for this type of financing arrangement and include the acceleration of the principal amount outstanding under the JPMorgan Chase 2025 Facility and the liquidation by JPMorgan Chase of purchased assets then subject to the JPMorgan Chase 2025 Facility. In October 2025, the JPMorgan Chase 2025 Facility was amended to allow ACRES Mortgage Fund Levered II, LLC ("AMF Levered II, LLC"), a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., to purchase a non-controlling interest in the Seller SPE. At March 31, 2026, AMF Levered II, LLC owned a $132.6 million non-controlling interest, or 43.2%, of the Seller SPE and assumed a proportionate share of risk in the portfolio.

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

March 31, 2026

(unaudited)

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

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a Master Repurchase and Securities Contract Agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. As amended, the Morgan Stanley Facility had a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and was scheduled to mature in November 2025. The Company also has the right to request a one-year extension. In March 2025, the Company entered into Amendment No. 4 to Guaranty by and between the Company and Morgan Stanley, which makes certain amendments and modifications to the amended Guaranty between the Company and Morgan Stanley (the "MS Guaranty"), including but not limited to (capitalized terms each as defined in the MS Guaranty) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. In November 2025, the Company entered into Amendment No. 3 to the Morgan Stanley Facility extending its maturity to November 2026 and entered into Amendment No.4 to the Morgan Stanley Facility to increase the facility amount to $400.0 million, as increased from time to time, provided the amount shall be automatically reduced to $250.0 million on the earlier of May 2026 or when the Company sends a request for a reduction in the facility amount. In December 2025, the Company entered into Amendment No. 5 to the Morgan Stanley Facility to increase the facility amount to $500.0 million provided certain conditions are met. In March 2026, the Company entered into Amendment No. 6 to the Morgan Stanley Facility to decrease the facility amount to $250.0 million.

The Term Warehouse Financing Facilities are accounted for as secured borrowings in accordance with GAAP.

Mortgage Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a Loan Agreement (the "Mortgage") with ReadyCap Commercial, LLC ("ReadyCap") to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. Initially, the Mortgage charged interest of 30-day average SOFR plus a spread of 3.80%. In October 2022, the Mortgage was amended to charge interest of one-month Term SOFR plus a spread of 3.80%. The Mortgage was amended to mature in May 2026, subject to a one-year extension option.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

In addition to the Construction Loan, Chapel Drive East, LLC, entered into a financing agreement with Florida Pace Funding Agency to fund energy efficient building improvements and had a maximum principal balance of $15.5 million. This agreement charged fixed interest of 7.26% and was scheduled to mature in July 2053.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at March 31, 2026 and December 31, 2025. The interest rates for RCT I and RCT II, at March 31, 2026, were 7.91% and 7.88%, respectively. The interest rates for RCT I and RCT II, at December 31, 2025, were 7.90% and 8.05%, respectively.

Contractual maturity dates of the Company’s borrowings’ principal outstanding by category and year are presented in the table below (in thousands):

	Total	2026	2027	2028 (1)	2029 (2)	2030 and Thereafter
At March 31, 2026
CRE securitization	$879,499	$—	$—	$—	$—	$879,499
CRE - term reinvestment financing facility	711,875	—	—	—	—	711,875
Senior Secured Financing Facility	42,926	—	42,926	—	—	—
CRE - term warehouse financing facilities	19,627	19,627	—	—	—	—
Mortgage payable	20,145	20,145	—	—	—	—
5.75% Senior Unsecured Notes	150,000	150,000	—	—	—	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,875,620	$189,772	$42,926	$—	$—	$1,642,922

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

(1)
There are no contractual maturities due in 2028.
(2)
There are no contractual maturities due in 2029.

NOTE 11 - SHARE ISSUANCE AND REPURCHASE

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent ("JonesTrading"), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the 7.875% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"). Sales of the Series D Preferred Stock may be made in transactions that are deemed to be "at the market" offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company did not issue any Series D Preferred Stock through this agreement.

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

At March 31, 2026, the Company had 4.8 million shares of Series C Preferred Stock and 4.5 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

In November 2021, the board of directors, (the "Board"), authorized and approved the continued use of its existing share repurchase program to repurchase an additional $20.0 million of the outstanding shares of the Company's common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. From November 2023 through October 2025, the Board authorized and approved the repurchase of an additional $32.5 million of outstanding shares of both common and preferred stock. In December 2025, the authorized amount was fully utilized. During the three months ended March 31, 2025, the Company repurchased $4.4 million of its common stock, representing 220,188 shares.

In July 2025, the Company issued 391,380 common shares as a result of the cashless exercise of 391,955 outstanding warrants held by Oaktree Capital Management, L.P., at an exercise price of $0.03 per common share. The warrants were originally issued under the terms of a 2020 note and purchase agreement, which was paid off in August 2021.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

The Company recognized stock-based compensation expense of $540,000 and $815,000 during the three months ended March 31, 2026 and 2025, respectively, related to restricted stock.

On March 5, 2026, the Company issued a total of 243,650 shares of common stock under its Manager Plan to ACRES Share Holdings, LLC, a subsidiary of the Manager, and under the Omnibus Plan to the Company’s directors (with the exception of Messrs. Fentress and Fogel), after the Company reached the established per share book value target of $30.00 per share. Each grant vests 25% over four years. Of this amount, ACRES Share Holdings, LLC was granted 204,765 shares of common stock and now holds approximately 16% of the Company’s outstanding common stock. Additionally, on March 5, 2026, the Company granted ACRES Share Holdings, LLC a stock ownership waiver allowing it to exceed the 9.8% ownership limitations set forth in the Company's charter. The stock ownership waiver allows ACRES Share Holdings, LLC to hold up to 18% of the Company's outstanding shares of common stock. There was no activity for the three months ended March 31, 2025.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation may be paid in cash and at least 25% must be paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company incurred no incentive compensation payable to the Manager. At March 31, 2026, there was no incentive compensation payable within Management fee payable - related party on the consolidated balance sheets.

The Company did not issue shares of common stock to the Manager under the Management Agreement during the three months ended March 31, 2026 or 2025.

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2026	296,430	32,156	328,586	$13.40
Issued	204,765	38,885	243,650	19.19
Vested	—	—	—	—
Unvested shares at March 31, 2026	501,195	71,041	572,236	$15.87

The unvested shares of restricted common stock that are expected to vest during the following years:

Shares
2026	164,293
2027	143,046
2028	143,061
2029	60,907
2030	60,929
Total	572,236

At March 31, 2026, total unrecognized compensation costs relating to unvested restricted stock was $5.6 million based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 3.6 years.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Net income (loss)	$7,528	$(730)
Net income allocated to preferred shares	(5,114)	(5,313)
Net (income) loss allocable to non-controlling interest, net of taxes	(3,437)	184
Net loss allocable to common shares	$(1,023)	$(5,859)

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	6,558,864	6,970,241
Weighted average number of warrants outstanding (1)	—	391,995
Total weighted average number of common shares outstanding - basic	6,558,864	7,362,236
Effect of dilutive securities - unvested restricted stock(2)	—	—
Weighted average number of common shares outstanding - diluted	6,558,864	7,362,236

Net loss per common share - basic	$(0.16)	$(0.80)
Net loss per common share - diluted	$(0.16)	$(0.80)

(1)
See Note 11 for further details regarding the warrants.
(2)
Excludes 280,955 and 431,552 shares of common stock as they were anti-dilutive for the three months ended March 31, 2026 and 2025, respectively.

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

The Company’s 2026 distributions are, and will be, determined by the Company's Board, which will also consider the composition of any distributions declared, including the option of paying a portion in cash and the balance in additional shares of common stock.

For the three months ended March 31, 2026 and 2025, the Company did not pay any common share distributions.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

The following table presents distributions declared (on a per share basis) for the three months ended March 31, 2026 and the year ended December 31, 2025 with respect to the Company's Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2026
March 31	April 30	$2,878	$0.5996150	April 30	$2,219	$0.4921875
2025
December 31	January 30, 2026	$2,930	$0.6103331	January 30, 2026	$2,219	$0.4921875
September 30	October 30	3,071	0.6398100	October 30	2,219	0.4921875
June 30	July 30	3,062	0.6379156	July 30	2,219	0.4921875
March 31	April 30	3,064	0.6383681	April 30	2,219	0.4921875

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the three months ended March 31, 2026 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2026	$(1,603)
Amounts reclassified from accumulated other comprehensive loss (1)	326
Balance at March 31, 2026	$(1,277)

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

Effective on July 31, 2020, the Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees. For the three months ended March 31, 2026 and 2025, the Manager earned base management fees of $1.6 million, respectively.

For the three months ended March 31, 2026 and 2025, the Manager did not earn an incentive management fee.

At March 31, 2026, $1.0 million of base management fees was payable by the Company to the Manager. At December 31, 2025, no base management fee was payable by the Company to the Manager. At March 31, 2026 and December 31, 2025, there was no incentive management fee payable.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

The Company reimbursed the Manager $1.1 million for each of the three months ended March 31, 2026 and 2025, for all such compensation and costs. At March 31, 2026 and December 31, 2025, the Company had payables to the Manager pursuant to the Management Agreement totaling $843,000 and $466,000, respectively, related to such compensation and costs. The Company’s base management fee payable was recorded in management fee payable while expense reimbursement payables were recorded in accounts payable and other liabilities on the consolidated balance sheets. On April 29, 2026, the Company announced it entered into an agreement to acquire the Manager and subject to the closing of the transaction, the Company will become internally managed. See Note 21 for further details.

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

In March 2025, the Company amended and restated the promissory note in connection with the ACRES Loan to provide for a six month option for ACRES Holdings, LLC to draw an additional balance of $7.0 million. The six month option period ended and was not exercised.

The Company recorded interest income of $78,000 and $80,000 for the three months ended March 31, 2026 and 2025, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. At March 31, 2026 and December 31, 2025, the ACRES Loan had a principal balance of $10.3 million and $10.4 million, respectively, recorded in loan receivable - due from Manager on the consolidated balance sheets. At March 31, 2026 and December 31, 2025, the ACRES Loan had no accrued interest receivable.

The Company retained equity in one securitization entity that was structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets.

Relationship with ACRES Mortgage Loan Funding, LLC. In July 2025, the Company sold $45.8 million of a $72.0 million CRE whole loan commitment that originated in the second quarter of 2025 to ACRES Mortgage Loan Funding, LLC. The Company transferred $344,000 of the origination fee related to the portion of this CRE whole loan to ACRES Capital, LLC. No loans were co-originated during the three months ended March 31, 2026 and 2025.

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

During the three months ended March 31, 2026, ACRES Capital Servicing received no portfolio servicing fees nor special servicing fees. During the three months ended March 31, 2025, ACRES Capital Servicing received no portfolio servicing fees and $182,000 in special servicing fees.

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

Relationship with ACRES Development Management, LLC. ACRES Development Management, LLC ("DevCo") is a wholly owned subsidiary of ACRES Capital Corp., the parent of the Manager. DevCo acts in various capacities as a co-developer or owner’s representative for direct equity investments within the Company’s portfolio. The Company entered into three development agreements with DevCo (the "Development Agreements") between November 2021 and April 2022, between the joint venture entity of the CRE equity investments acquired through direct investment. At March 31, 2026, no development agreement remains active.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. The Company did not incur nor pay fees for services rendered under these agreements for the three months ended March 31, 2026 and 2025.

Relationship with ACRES Share Holdings, LLC. During the three months ended March 31, 2026 and 2025, the Company did not issue any shares to ACRES Share Holdings, LLC in connection with the incentive compensation payable to the Manager under the Management Agreement.

Under the Manager Plan, the Company can issue restricted shares of common stock to ACRES Share Holdings, LLC after meeting the established per share book value hurdle. The grants vest 25% per year over four years.

On March 5, 2026, the Company issued a total of 204,765 shares of common stock under its Manager Incentive Plan to ACRES Share Holdings, LLC, a subsidiary of the Manager after the Company reached the established per share book value target of $30.00 per share. Each grant vests 25% over four years. Additionally, on March 5, 2026, the Company granted ACRES Share Holdings, LLC a stock ownership waiver allowing it to exceed the 9.8% ownership limitations set forth in the Company's charter. The stock ownership waiver allows ACRES Share Holdings, LLC to hold up to 18% of the Company's outstanding shares of common stock. There was no activity for the three months ended March 31, 2025.

Relationship with McCallum JV. In September 2024, ACRES RF, a direct, wholly owned subsidiary, entered into a $33.7 million senior loan commitment and a $1.5 million mezzanine loan commitment with McCallum JV in which the Company holds a 50% interest. The loans have an initial maturity date of September 5, 2027. The senior loan has a rate of one-month Term SOFR plus a spread of 2.75%, while the mezzanine loan has a fixed rate of 20.00%. At March 31, 2026, the senior loan was fully funded, while the mezzanine loan had an outstanding balance of $1.5 million. During the three months ended March 31, 2026 and 2025, the Company recognized $619,000 and $588,000, respectively, of revenue related to the McCallum JV loans. At March 31, 2026 and December 31, 2025, $1.1 million and $916,000, respectively, of accrued interest was outstanding.

Relationship with Pacmulti JV. In March 2025, ACRES RF, a direct, wholly owned subsidiary, entered into a $70.8 million senior loan commitment and a $13.5 million mezzanine loan commitment with Pacmulti JV in which the Company holds a 50% interest. The loans have an initial maturity date of May 5, 2030. The senior loan has a rate of one-month Term SOFR plus a spread of 3.41%, while the mezzanine loan has a fixed rate of 15.00%. At March 31, 2026, the senior loan has been fully funded, while the mezzanine loan had an outstanding balance of $13.2 million. During the three months ended March 31, 2026 and 2025, the Company recognized $1.3 million and $54,000, respectively, of revenue related to the loans. At March 31, 2026 and December 31, 2025, the Company had $5.2 million and $4.8 million, respectively, of accrued interest outstanding.

Relationship with AMF Levered II, LLC. During the year ended December 31, 2025, AMF Levered II, LLC, a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., purchased a $125.0 million non-controlling interest in SPE 2025-1. During the three months ended March 31, 2026, AMF Levered II, LLC purchased an additional $1.1 million non-controlling interest in SPE 2025-1. During the three months ended March 31, 2026, the Company allocated $3.4 million in earnings related to operations and did not distribute any income, net of expenses to AMF Levered II, LLC. During the three months ended March 31, 2025, the Company did not allocate any earnings related to operations and did not distribute any income to AMF Levered II, LLC. At March 31, 2026, AMF Levered II, LLC owns 43% of SPE 2025-1 and assumed its proportionate share of risk in the underlying assets and the liabilities, including the JPMorgan Chase 2025 Facility. Additionally, at each of March 31, 2026 and December 31, 2025, the Company had a distribution payable balance of $516,000. During the three months ended March 31, 2026, the Company purchased two CRE whole loan commitments of $44.8 million and $16.6 million from AMF Levered II, LLC.

Relationship with AMF Levered III, LLC. In March 2026, the Company sold $29.1 million par and the remaining unfunded commitments of a $120.0 million CRE whole loan commitment that originated in the fourth quarter of 2025 to AMF Levered III, LLC, a wholly owned subsidiary of ACRES Mortgage Fund, Ltd.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at either March 31, 2026 and December 31, 2025.

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

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. The Company’s floating-rate CRE loans had interest rates from 4.38% to 10.75% and 4.63% to 10.88% at March 31, 2026 and December 31, 2025, respectively.

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

March 31, 2026

(unaudited)

The fair values of the Company’s financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value(1)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2026:
Assets:
CRE whole loans	$2,173,945	$2,202,675	$—	$—	$2,202,675
CRE preferred equity investment	9,461	9,750	—	—	9,750
Loan receivable - due from Manager	10,300	9,322	—	—	9,322
Liabilities:
Senior notes in CRE securitizations	873,463	878,398	—	—	878,398
CRE term reinvestment facility	709,206	711,875	—	—	711,875
Senior secured financing facility	41,654	42,926	—	—	42,926
Warehouse financing facilities	18,938	19,627	—	—	19,627
Mortgage payable	20,145	20,145	—	—	20,145
5.75% Senior Unsecured Notes	149,717	149,310	—	—	149,310
Junior subordinated notes	51,548	42,545	—	—	42,545
At December 31, 2025:
Assets:
CRE whole loans	$1,800,784	$1,828,299	$—	$—	$1,828,299
CRE preferred equity investment	9,185	9,511	—	—	9,511
Loan receivable - due from Manager	10,375	9,337	—	—	9,337
Liabilities:
CRE term reinvestment facility	728,167	731,002	—	—	731,002
Senior secured financing facility	61,645	63,099	—	—	63,099
Warehouse financing facilities	533,862	534,760	—	—	534,760
Mortgage payable	20,185	20,185	—	—	20,185
5.75% Senior Unsecured Notes	149,531	148,740	—	—	148,740
Junior subordinated notes	51,548	42,777	—	—	42,777

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At March 31, 2026 and December 31, 2025, the Company had losses of $1.3 million and $1.6 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three months ended March 31, 2026 and 2025, the Company recorded amortization expense of $326,000 and $415,000, respectively, reported in interest expense on the consolidated statements of operations.

For the three months ended March 31, 2025, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements. At December 31, 2025, the Company fully accreted the unrealized balance from the gain attributable to two terminated interest rate swaps, and therefore no accretion income was recorded for the three months ended March 31, 2026.

The following table presents the effect of the derivative instruments on the consolidated statements of operations during the three months ended March 31, 2026 and 2025 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest rate swap contracts, hedging	Interest expense	$(326)	$(393)

(1)
Negative values indicate a decrease to the associated consolidated statements of operations line items.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. The Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2026.

The Company did not have any general litigation reserve at March 31, 2026 or December 31, 2025.

Other Guarantees

See description of 65 E. Wacker Joint Venture, LLC in Note 3.

Unfunded Commitments

The Company's CRE loans had $99.3 million and $88.6 million in unfunded loan commitments at March 31, 2026 and December 31, 2025, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained.

NOTE 20 - SEGMENT INFORMATION

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2026

(unaudited)

The chief operating decision maker ("CODM") is the ACRES management committee that includes the principals of the Manager, including the Company's President & Chief Executive Officer. The CODM uses net income, as reported on the Company's consolidated statements of operations, in evaluating performance for the CRE lending operations segment and determining how to allocate resources. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The Company's net income is primarily derived through the difference between the interest income earned on the Company's loans and the cost at which the Company is able to finance them. Accordingly, interest expense, as reported on the Company's consolidated statements of operations, is the Company's most significant segment expense. The other significant expenses are general and administrative expenses and provision for credit losses. The measure of segment assets is reported on the consolidated balance sheets as total assets.

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described below, that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

As previously announced, on April 29, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ACRES Holdings Sub LLC (“Merger Sub”), a subsidiary of the Company, on one hand and ACRES Capital Corp (“ACC”) and ACRES Capital, LLC, a subsidiary of ACC and the external manager of the Company (the “Manager”), on the other hand, pursuant to which ACC will be merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, among other things, (i) the Company will acquire the Manager, (ii) the Manager will cease to perform any outside management services for the Company, (iii) the Company and the Manager will terminate the existing Management Agreement (as defined below) between the parties, and (iv) the Company will become internally managed (the “Internalization”).

The closing of the Merger (the “Closing”) is subject to a number of conditions, including the issuance of common stock at the Closing which is subject to approval by the Company’s common stockholders at the Company’s 2026 Annual Meeting. The Company expects to hold its 2026 Annual Meeting in June 2026, and close the Merger (and consummate the Internalization) early in the third quarter of 2026.

Pursuant to the Merger Agreement, at Closing, (i) each outstanding share of common stock, $0.0001 par value per share, of ACC (“ACC Common Stock”) will be converted into the right to receive 2.61882 shares of common stock, $0.001 par value per share, of the Company (the “ACR Common Stock”) and (ii) the Fourth Amended and Restated Management Agreement, dated as of July 31, 2020, as amended, by and among the Company, the Manager and ACC (the “Management Agreement”), will terminate for no additional consideration. The Company expects to issue a maximum of approximately 7.487 million shares of ACR Common Stock at Closing (the “Stock Issuance”), the exact number of which will be determined based on the number of outstanding shares of ACC Common Stock immediately prior to the Closing.

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

Special Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "continue," "expect," "intend," "anticipate," "estimate," "believe," "look forward" or other similar words or terms. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from the expectations, intentions, beliefs, plans or predictions of the future expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those anticipated in the forward-looking statements include:

• changes in our industry, interest rates, the debt securities markets, real estate markets or the general economy;

• increased rates of default and/or decreased recovery rates on our investments;

• the performance and financial condition of our borrowers;

• our ability to consummate the proposed Merger (as defined below) and achieve the expected cost savings or other benefits therefrom;

•if we fail to consummate the proposed Merger, our dependence on our Manager and ability to find a suitable replacement in a timely manner, or at all, if our Manager or we were to terminate the management agreement;

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

• legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company); and

• the factors described in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including those set forth under the sections captioned “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” as applicable.

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

(Back to Index)

(Back to Index)

Overview

We are a Maryland corporation and an externally-managed real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate ("CRE") mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. Our manager is ACRES Capital, LLC (our "Manager"), a subsidiary of ACRES Capital Corp. ("ACC," and collectively with our Manager, "ACRES"), a private commercial real estate lender exclusively dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial properties in top United States ("U.S.") markets. Our Manager draws upon the management team of ACRES and its collective investment experience to provide its services. Our longer-term objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies, as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio.

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

Since September 2024, the U.S. Federal Reserve lowered the Federal Funds rate by 1.75% in six rate cuts reaching its lowest levels since 2022. Lowering rates and decreasing costs may encourage consumer spending and accelerate corporate profit growth, which may positively impact the credit profile of the collateral underlying our loans and positively impact our borrowers' ability to sell or refinance in the current market; however, lower rates would also correlate to decreases in our net income. There is also no certainty with respect to the direction, timing, or pace of change for future interest rates.

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

As previously reported, on April 29, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we will acquire ACC in an all-stock transaction (the “Merger”). As a result of the Merger, among other things, we will acquire our Manager, and transition from an externally-managed REIT to an internally-managed REIT (the “Internalization”).

We originate transitional floating-rate CRE loans with a target size between $10.0 million and $100.0 million. During the three months ended March 31, 2026, we originated nine new CRE floating-rate whole loans, purchased one new CRE floating-rate whole loan and purchased a participation in an existing CRE floating-rate whole loan, with total commitments of $495.6 million and funded $13.6 million of loan commitments. These increases were offset by loan payoffs and sales during the three months ended March 31, 2026 in the amount of $110.6 million and unfunded commitments of $24.2 million, producing a net increase to the portfolio of $374.4 million. During the year ended December 31, 2025, we originated 14 new CRE floating-rate whole loans, with total commitments of $733.0 million, one new $15.0 million CRE mezzanine loan, one new $9.3 million CRE preferred equity investment and net funded commitments of $3.1 million. Loan payoffs and sales during the year ended December 31, 2025 were $418.9 million, producing a net increase to the portfolio of $341.5 million.

Our CRE loan portfolio, which had carrying values of $2.2 billion and $1.8 billion at March 31, 2026 and December 31, 2025, respectively, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, student housing, hospitality, office, self-storage, mixed-use and retail. All but four of our CRE whole loans were current on contractual payments at March 31, 2026.

(Back to Index)

(Back to Index)

•
Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At both March 31, 2026 and December 31, 2025, no individual mezzanine loans were included in CRE loans held for investment on our consolidated balance sheet.
•
Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments. At March 31, 2026 and December 31, 2025, we had one preferred equity investment included in CRE loans held for investment with a carrying value of $9.5 million and $9.2 million, respectively. We also hold the first mortgage CRE whole loan on the underlying collateral for this investment.

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

In a business environment where benchmark rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In certain cases, the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At March 31, 2026, 74% of the par value of our CRE loan portfolio had interest rate caps or funded debt service reserves in place. Our interest rate caps have a weighted-average maturity of 15 months.

At March 31, 2026, our par-value $2.2 billion floating-rate CRE loan portfolio had a weighted average benchmark floor of 2.13%. At December 31, 2025, our par value $1.8 billion floating rate CRE loan portfolio had a weighted average benchmark floor of 1.78%. With the current trend of decreasing benchmark rates, we have seen the coupons on all of our floating-rate assets and debt decrease accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark interest rates are above our loan floors, the decrease in interest rates resulted in a decrease in our net interest income. See "Interest Rate Risk" in "Item 3: Quantitative and Qualitative Disclosures About Market Risk."

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types and locations. Multifamily continues to comprise the majority of our portfolio, with 81.5% of our portfolio allocated to multifamily at March 31, 2026 and 81.9% at December 31, 2025. The following charts show our portfolio allocation at carrying value by property type at March 31, 2026 and December 31, 2025:

PROPERTY TYPE AT MARCH 31, 2026

Office
10.9%
Hotel
4.7%
Mixed-Use, 2.2%
Self-Storage,
0.7%
Multifamily,
81.5%

PROPERTY TYPE AT DECEMBER 31, 2025

Hotel, 3.2%
Office, 12.7%
Mixed-Use, 1.4%
Self-Storage, 0.8%
Multifamily, 81.9%

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. We did not acquire any real estate property in the three months ended March 31, 2026.

At March 31, 2026, the net carrying value of our net real estate-related assets and liabilities was $106.3 million on five properties owned, two of which are included in investments in real estate and three of which are included in properties held for sale on our consolidated balance sheets.

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

At March 31, 2026 and December 31, 2025, our financing arrangements were as follows (dollars in thousands):

(Back to Index)

(Back to Index)

	Outstanding Borrowings	Percentage of Borrowings
At March 31, 2026
CRE debt securitization (1)(2)	$873,463	46.9%
CRE - term reinvestment financing facility (1)(3)	709,206	38.0%
CRE - term warehouse financing facilities(1)	18,938	1.0%
Senior secured financing facility(1)	41,654	2.2%
Mortgage payable(1)	20,145	1.1%
5.75% Senior Unsecured Notes	149,717	8.0%
Unsecured junior subordinated debentures	51,548	2.8%
Total	$1,864,671	100.0%

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2025:
CRE - term reinvestment financing facility (1)(2)	$728,167	47.1%
CRE - term warehouse financing facilities(1)	533,862	34.6%
Senior secured financing facility(1)	61,645	4.0%
Mortgage payable(1)	20,185	1.3%
5.75% Senior Unsecured Notes	149,531	9.7%
Unsecured junior subordinated debentures	51,548	3.3%
Total	$1,544,938	100.0%

(1)
Represents an asset-specific borrowing.
(2)
Our CRE debt securitization provides a 30 month reinvestment period that allows us to reinvest CRE loan payoffs and principal paydown proceeds into the securitization, pending certain eligibility criteria are met and rating agency approval is obtained. The reinvestment period expires in August 2028.
(3)
Our CRE - term reinvestment financing facility provides for a two-year reinvestment period that allows us to reinvest CRE loan payoffs and principal paydown proceeds into the reinvestment facility, pending certain eligibility criteria are met.

We reevaluate our current expected credit losses ("CECL") allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At March 31, 2026, the CECL allowance on our CRE loan portfolio was $19.4 million, or 0.9% of our $2.2 billion loan portfolio. During the three months ended March 31, 2026, we recorded a reversal of credit losses primarily attributable to improvements in projected macroeconomic factors during the quarter, offset by an increase in the modeled credit risk of our loan portfolio.

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

Additionally, the decline in our CECL reserves from our highest reserve balance at June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at March 31, 2026 of $19.4 million, or 0.9% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, except for the charge-off noted above, the overall newer vintage of our CRE loan portfolio (with only 6.3% of the portfolio, at March 31, 2026, being originated prior to the fourth quarter of 2020) as well as the increased percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had the lowest credit losses of any asset class, and our percentage allocation of our CRE loan portfolio to multifamily at carrying value has grown from 58.4% at June 30, 2020 to 81.5% at March 31, 2026.

Common stock book value was $29.98 per share at March 31, 2026, a $0.03 per share decrease from December 31, 2025.

Results of Operations

Our net loss allocable to common shares for the three months ended March 31, 2026 was $1.0 million or $(0.16) per share-basic ($(0.16) per share-diluted) as compared to net loss allocable to common shares for the three months ended March 31, 2025 of $5.9 million or $(0.80) per share-basic ($0.80) per share-diluted.
(Back to Index)

(Back to Index)

Net Interest Income

The following table analyzes the change in interest income and interest expense for the comparative three months ended March 31, 2026 and 2025 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$4,289	15%	$8,225	$(3,936)
CRE mezzanine loans	(63)	(100)%	(63)	—
CRE preferred equity loan	247	100%	247	—
Other	1,161	452%	974	187
Total increase (decrease) in interest income	5,634	20%	9,383	(3,749)

Increase (decrease) in interest expense:
Securitized borrowings:
ACR 2026-FL4 Senior Notes	6,292	100%	6,292	—
ACR 2021-FL1 Senior Notes	(6,535)	(100)%	(6,535)	—
ACR 2021-FL2 Senior Notes	(6,554)	(100)%	(6,554)	—
Senior secured financing facility	(167)	(11)%	(66)	(101)
CRE - term warehouse financing facilities	1,537	60%	1,874	(337)
CRE - term reinvestment financing facility	7,557	350%	7,779	(222)
5.75% Senior Unsecured Notes (3)	11	—%	11	—
Unsecured junior subordinated debentures	(84)	(8)%	—	(84)
Hedging (4)	(66)	(17)%	(66)	—
Total increase (decrease) in interest expense	1,991	9%	2,735	(744)
Net increase (decrease) increase in net interest income	$3,643		$6,648	$(3,005)

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended March 31, 2025.
(2)
Includes a decrease in fee income of $390,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Net change pertains to amortization expense and is reflected in the change in volume.
(4)
Net decrease is due to a portion of the terminated swaps fully amortizing as of December 31, 2025.

Net Change in Interest Income for the Comparative three months ended March 31, 2026 and 2025:

Aggregate interest income increased by $5.6 million for the comparative three months ended March 31, 2026 and 2025. We attribute the change to the following:

CRE whole loans. The increase of $4.3 million for the comparative three months ended March 31, 2026 and 2025 was primarily attributable to an increase in the daily average par value of our CRE portfolio resulting from loan production, offset by a decrease in the benchmark rate over the comparative period.

CRE mezzanine loans. The decrease of $63,000 for the comparative three months ended March 31, 2026 and 2025 was primarily attributable to the origination and payoff of a mezzanine loan during fiscal year 2025.

CRE preferred equity loan. The increase of $247,000 for the comparative three months ended March 31, 2026 and 2025 was primarily attributable to the origination of a preferred equity loan in September 2025.

Other. The increase of $1.2 million for the comparative three months ended March 31, 2026 and 2025, was primarily attributable to an increase in restricted cash from the close of our new CRE securitization, ACRES Commercial Realty 2026-FL4 Issuer, LLC ("ACR 2026-FL4"), and increase in yields on our interest earning money market accounts.

(Back to Index)

(Back to Index)

Net Change in Interest Expense for the Comparative three months ended March 31, 2026 and 2025:

Aggregate interest expense increased by $2.0 million for the comparative three months ended March 31, 2026 and 2025. We attribute the change to the following:

Securitized borrowings. The net decrease of $6.8 million for the comparative three months ended March 31, 2026 and 2025, was primarily attributable to the issuance of our ACR 2026-FL4 securitization, offset by the redemptions of our ACR 2021-FL1 and ACR 2021-FL2 securitizations and a decrease in the benchmark rate over the comparative periods.

Senior secured financing facility. The decrease of $167,000 for the comparative three months ended March 31, 2026 and 2025, was primarily attributable to a decrease in borrowings and benchmark rate over the comparative periods.

CRE - term warehouse financing facilities. The increase of $1.5 million for the comparative three months ended March 31, 2026 and 2025, was primarily attributable to an increase in the average daily borrowings balance, offset by a decrease in the benchmark rate over the comparative periods.

CRE - term reinvestment financing facility. The increase of $7.6 million was attributable to the close of our new CRE term reinvestment financing facility in March 2025.

Unsecured junior subordinated debentures. The decrease of $84,000 for the comparative three months ended March 31, 2026 and 2025, was primarily attributable to a decrease in the benchmark rate over the comparative periods.

Average Net Yield and Average Cost of Funds:

The following table presents the average net yield and average cost of funds for the three months ended March 31, 2026 and 2025 (dollars in thousands, except amounts in footnotes):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,848,878	$32,694	7.17%	$1,408,582	$28,406	8.18%
CRE mezzanine loans	—	—	—%	6,367	63	3.93%
CRE preferred equity loan	9,675	248	10.38%	—	—	—%
Other	138,052	1,418	4.17%	37,834	257	2.76%
Total interest income/average net yield	1,996,605	34,360	6.98%	1,452,783	28,726	8.02%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,484,707	(21,425)	(5.85)%	1,019,882	(19,295)	(7.67)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	149,625	(2,342)	(6.35)%	148,902	(2,331)	(6.35)%
Unsecured junior subordinated debentures	51,548	(1,020)	(7.92)%	51,548	(1,104)	(8.57)%
Hedging (5)	—	(327)	—%	—	(393)	—%
Total interest expense/average cost of funds	1,685,880	(25,114)	(5.96)%	1,220,332	(23,123)	(7.55)%
Total net interest income		$9,246			$5,603

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $1.2 million and $777,000 recognized on our floating-rate CRE whole loans for the three months ended March 31, 2026 and 2025, respectively.
(3)
Includes amortization expense of $837,000 and $2.8 million for the three months ended March 31, 2026 and 2025, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $186,000 and $175,000 for the three months ended March 31, 2026 and 2025, respectively.
(5)
Includes net amortization expense of $326,000 and $393,000 for the three months ended March 31, 2026 and 2025, respectively, on 17 and 20 terminated interest rate swap agreements, respectively, that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income	$8,547	$11,366	$(2,819)	(25)%
Other revenue	31	33	(2)	—%
Total	$8,578	$11,399	$(2,821)	(25)%

Aggregate real estate income and other revenue decreased by $2.8 million for the comparative three months ended March 31, 2026 and 2025. The decrease in the comparative three months was attributed to: (i) a decrease in revenue related to a student housing property that was sold in September 2025, and (ii) a decrease in revenue at an office property that was sold in December 2025, partially offset by an increase in revenues at a hotel property in the northeast region that had increased occupancy and rates in the comparative period.

Operating Expenses

The following table sets forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Operating expenses:
General and administrative	$3,036	$3,159	$(123)	(4)%
Real estate expenses	9,710	13,342	(3,632)	(27)%
Management fees - related party	1,561	1,631	(70)	(4)%
Equity compensation - related party	540	815	(275)	(34)%
Corporate depreciation and amortization	19	18	1	6%
Reversal of credit losses, net	(967)	(1,717)	750	(44)%
Total	$13,899	$17,248	$(3,349)	(19)%

Aggregate operating expenses decreased by $3.3 million for the comparative three months ended March 31, 2026 and 2025. We attribute the changes to the following:

General and administrative. General and administrative expenses decreased by $123,000 for the comparative three months ended March 31, 2026 and 2025. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
General and administrative
Professional services	$1,554	$1,707	$(153)	(9)%
Wages and benefits	370	427	(57)	(13)%
D&O insurance	242	242	-	(—)%
Operating expenses	347	254	93	37%
Dues and subscriptions	184	217	(33)	(15)%
Director fees	204	204	—	(—)%
Tax penalties, interest & franchise tax	100	88	12	14%
Travel	35	20	15	75%
Total	$3,036	$3,159	$(123)	(4)%

(Back to Index)

(Back to Index)

The decrease in general and administrative expense for the comparative three months ended March 31, 2026 and 2025 was primarily attributable to decreased professional services related to consulting fees being paid in the first quarter of 2025 that related to prior year services.

Real estate expenses. The decrease of $3.6 million for the comparative three months ended March 31, 2026 was primarily related to (i) a decrease in expenses related to a student housing property that was sold in September 2025, (ii) a decrease in expenses at an office property that was sold in December 2025, and (iii) a decrease in expenses at a student housing property related to a decrease in marketing and other operating expenses in the comparative periods.

Equity compensation - related party. The decrease in equity compensation - related party of $275,000 is related to the amortization of unvested shares. The unvested share balance decreased period over period due to a portion of shares vesting in May 2025, thus decreasing amortization related to unvested shares in the comparable periods.

Reversal of credit losses. The decrease in the reversal for credit losses of $750,000 for the comparative three months ended March 31, 2026 was primarily driven by improvements in projected macroeconomic factors during the quarter, offset by an increase in the modeled credit risk of our loan portfolio.

Other Income (Expense)

The following table sets forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Other income (expense):
Equity in income (losses) of unconsolidated subsidiaries	$245	$(492)	$737	150%
Gain on sale of investment in real estate	3,336	—	3,336	100%
Other income	23	84	(61)	(73)%
Total	$3,604	$(408)	$4,012	983%

Aggregate other income (expense) increased $4.0 million for the comparative three months ended March 31, 2026 and 2025. We attribute the change to the following:

Equity in income (losses) of unconsolidated subsidiaries. The increase of $737,000 for the comparative three months ended March 31, 2026 and 2025 was primarily related to recognizing income at one unconsolidated entity, which is partially offset by loss recognition at two other unconsolidated entities. The two unconsolidated entities with losses are off-balance sheet and losses are only recognized when contributions are made.

Gain on sale of investment in real estate. The increase of $3.3 million for the comparative three months ended March 31, 2026 and 2025 was primarily attributed to the sale of a property generating a gain of $3.3 million in the first quarter of 2026 compared to no sales on real estate in the first quarter of 2025.

(Back to Index)

(Back to Index)

Financial Condition

Summary

Our total assets were $2.5 billion and $2.2 billion at March 31, 2026 and December 31, 2025, respectively.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at March 31, 2026 and December 31, 2025 as follows (dollars in thousands, except amounts in footnotes):

At March 31, 2026	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$2,193,165	$2,173,945	93.73%	7.12%
CRE preferred equity investment	9,672	9,461	0.41%	10.00%
	2,202,837	2,183,406	94.14%
Other investments:
Investments in unconsolidated entities	29,722	29,722	1.28%	N/A(4)
Investments in real estate(2)	38,752	38,752	1.67%	N/A(4)
Properties held for sale(3)	67,523	67,523	2.91%	N/A(4)
	135,997	135,997	5.86%

Total investment portfolio	$2,338,834	$2,319,403	100.00%

At December 31, 2025	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$1,820,942	$1,800,784	91.74%	7.32%
CRE preferred equity investment	9,425	9,185	0.47%	10.00%
	1,830,367	1,809,969	92.21%
Other investments:
Investments in unconsolidated entities	29,237	29,237	1.49%	N/A(4)
Investments in real estate(2)	56,277	56,277	2.86%	N/A(4)
Properties held for sale(3)	67,509	67,509	3.44%	N/A(4)
	153,023	153,023	7.79%

Total investment portfolio	$1,983,390	$1,962,992	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $19.4 million and $20.4 million at March 31, 2026 and December 31, 2025, respectively.
(2)
Includes real estate related right of use assets of $18.9 million and $19.0 million, intangible assets of $6.0 million and $6.2 million and lease liabilities of $45.5 million and $45.3 million at March 31, 2026 and December 31, 2025, respectively.
(3)
Includes properties held for sale-related liabilities of $3.2 million and $3.1 million at March 31, 2026 and December 31, 2025, respectively. Additionally, includes real estate related right of use assets of $5.4 million, intangible assets of $2.7 million, and mortgage payable of $20.1 million and $20.2 million at March 31, 2026 and December 31, 2025, respectively.
(4)
There are no stated rates associated with these investments.

CRE loans. During the three months ended March 31, 2026, we originated nine new CRE floating-rate whole loans, purchased one new CRE floating-rate whole loan and purchased a participation in an existing CRE floating-rate whole loan, with total commitments of $495.6 million of floating-rate CRE whole loan commitments and funded $13.6 million of loan commitments. These increases were offset by $110.6 million in proceeds from loan payoffs and sales and unfunded loan commitments of $24.2 million, producing a net increase of $374.4 million in the par balance of the portfolio.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At March 31, 2026:
Whole loans (5)(6)(7)	60	$2,202,675	$(9,510)	$2,193,165	$(19,220)	$2,173,945	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	April 2026 to May 2030
Preferred equity investment (see Note 3) (8)		9,750	(78)	9,672	(211)	9,461	10.00%	October 2028
Total		$2,212,425	$(9,588)	$2,202,837	$(19,431)	$2,183,406

At December 31, 2025:
Whole loans (5)(6)(7)	53	$1,828,299	$(7,357)	$1,820,942	$(20,158)	$1,800,784	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2026 to May 2030
Preferred equity investment (see Note 3) (8)		9,511	(86)	9,425	(240)	9,185	10.00%	October 2028
Total		$1,837,810	$(7,443)	$1,830,367	$(20,398)	$1,809,969

(1)
Amounts include unamortized loan origination fees of $8.9 million and $6.6 million and deferred amendment fees of $686,000 and $852,000 at March 31, 2026 and December 31, 2025, respectively.
(2)
References to ("1M Term SOFR") are one-month Term SOFR. The weighted-average one-month benchmark rates was 3.69% and 3.83% at March 31, 2026 and December 31, 2025, respectively. Additionally, the weighted-average benchmark rate floor was 2.13% and 1.78% at March 31, 2026 and December 31, 2025, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude three and two whole loans, with amortized costs of $62.3 million and $37.9 million, in maturity default at March 31, 2026 and December 31, 2025, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at March 31, 2026 and December 31, 2025.
(6)
CRE whole loans had $99.3 million and $88.6 million in unfunded loan commitments at March 31, 2026 and December 31, 2025, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.
(7)
Includes four mezzanine loans, with total amortized costs of $20.0 million and $17.8 million, with three having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at March 31, 2026 and December 31, 2025, respectively. Because we are also the first mortgage lender on these loans, we consider the first mortgage and mezzanine loans together as one whole loan.
(8)
We had one preferred equity investment associated with a CRE whole loan at both March 31, 2026 and December 31, 2025, respectively. Our preferred equity investment has a fixed interest rate of 10%, of which 4.0% interest is deferred until maturity.

At March 31, 2026, 19.0%, 16.9% and 14.1% of our CRE loan portfolio based on carrying value was concentrated in the Southeast, Southwest and East North Central regions, respectively, as defined by the NCREIF. At December 31, 2025, 24.2%, 20.6% and 14.0% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Southeast, and Pacific regions, respectively. At March 31, 2026 and December 31, 2025, no single loan or investment group represented more than 10% of our total assets and one investment group generated 12% and 14% of our revenue, respectively.

Investments in unconsolidated entities.

The following table summarizes our investments in unconsolidated entities at March 31, 2026 and December 31, 2025 and equity in earnings (losses) of unconsolidated entities for the three months ended March 31, 2026 and 2025 (dollars in thousands, except in the footnotes):

(Back to Index)

(Back to Index)

				Earnings (Losses) of Unconsolidated Entities
	Ownership %			For the Three Months Ended March 31,
	at March 31, 2026	March 31, 2026	December 31, 2025	2026	2025
Unsecured Junior Subordinated Debentures(1)	3%	$1,548	$1,548	$—	$—
65 E. Wacker Joint Venture, LLC	90%	28,174	27,689	484	(188)
7720 McCallum JV, LLC	50%	—	—	(108)	(304)
Pacmulti Affiliates JV, LLC	50%	—	—	(131)	—
Total		$29,722	$29,237	$245	$(492)
(1)
During the three months ended March 31, 2026 and 2025, dividends from the investments in RCT I's and RCT II's common shares in the amounts of $31,000 and $33,000, respectively, are recorded in other revenue on our consolidated statements of operations.

We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method. We record our investment in the Wacker JV, the McCallum JV and the Pacmulti JV as equity method investments.

Investments in real estate and properties held for sale. At March 31, 2026, we held investments in five real estate properties, two of which are included in investments in real estate and three of which are included in properties held for sale on the consolidated balance sheets. We sold a property in March 2026 for $20.0 million, generating a gain on sale of $3.3 million, net of selling costs.

(Back to Index)

(Back to Index)

The following table summarizes the book value of our investments in real estate and related intangible assets at March 31, 2026 and December 31, 2025 (in thousands, except amounts in the footnotes):

	March 31, 2026			December 31, 2025
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$58,070	$(8,378)	$49,692	$74,468	$(7,797)	$66,671
Right of use assets (2)(3)	19,664	(1,091)	18,573	19,665	(1,024)	18,641
Intangible assets (4)	9,469	(3,529)	5,940	9,469	(3,342)	6,127
Subtotal	87,203	(12,998)	74,205	103,602	(12,163)	91,439

Investments in real estate from lending activities:
Investments in real estate (1)	10,025	(335)	9,690	10,025	(281)	9,744
Right of use assets (2)(3)	399	(76)	323	399	(63)	336
Intangible assets (4)	364	(304)	60	364	(270)	94
Subtotal	10,788	(715)	10,073	10,788	(614)	10,174

Properties held for sale (5)	90,851	—	90,851	90,825	—	90,825
Total	$188,842	$(13,713)	$175,129	$205,215	$(12,777)	$192,438

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	$19,525	$620	$20,145	$19,565	$620	$20,185
Lease liabilities (3)(6)	45,145	—	45,145	44,958	—	44,958
Subtotal	64,670	620	65,290	64,523	620	65,143

Investments in real estate from lending activities:
Other liabilities	41	(41)	—	41	(41)	—
Lease liabilities (3)(6)	380	—	380	378	—	378
Subtotal	421	(41)	380	419	(41)	378

Liabilities held for sale (7)	3,181	—	3,181	3,131	—	3,131
Total	$68,272	$579	$68,851	$68,073	$579	$68,652

Total net investments in real estate and properties held for sale (8)	$120,570		$106,278	$137,142		$123,786

(1)
Investments in real estate include $1.0 million and $15.2 million of land, which is not depreciable, at March 31, 2026 and December 31, 2025, respectively. Also includes $646,000 and $3.7 million of construction in progress, which is also not depreciable until placed in service, at March 31, 2026 and December 31, 2025, respectively.
(2)
Primarily comprised of an $18.4 million right of use asset, at both March 31, 2026 and December 31, 2025, associated with the ground lease disclosed in footnote (6) below accounted for as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally, we have an operating lease with a value of $311,000 and $322,000 at March 31, 2026 and December 31, 2025, respectively, associated with a parking lease.
(3)
Refer to Note 8 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.
(4)
Primarily comprised of a franchise intangible of $3.4 million and $3.5 million, a management contract intangible of $2.5 million and $2.6 million, in-place lease intangible of $6,000 and $7,000 and a customer list intangible of $54,000 and $87,000, at March 31, 2026 and December 31, 2025, respectively.
(5)
At March 31, 2026 and December 31, 2025, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, a student housing property acquired in April 2022, and an office property acquired via deed-in-lieu of foreclosure in June 2023.
(6)
Primarily comprised of a $44.9 million ground lease with a remaining term of 90 years at March 31, 2026. Lease expense was $720,000 and $700,000 for the three months ended March 31, 2026 and 2025, respectively.
(7)
Comprised an operating lease liability.

(Back to Index)

(Back to Index)

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

The following table shows the activity in the allowance for credit losses for the three months ended March 31, 2026 and year ended December 31, 2025 (in thousands):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Allowance for credit losses at beginning of period	$20,398	$32,847
(Reversal of) provision for credit losses	(967)	(7,749)
Charge-offs	—	(4,700)
Allowance for credit losses at end of period	$19,431	$20,398

During the three months ended March 31, 2026, we recorded a reversal of expected credit losses of $967,000, primarily attributable to improvements in projected macroeconomic factors during the quarter, offset by an increase in modeled credit risk of our loan portfolio.

At both March 31, 2026 and December 31, 2025, we were not required to individually evaluate any CRE loans for credit loss.

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

(Back to Index)

(Back to Index)

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At March 31, 2026:
Whole loans	$28,154	$1,323,792	$455,317	$380,288	$5,614	$2,193,165
Preferred equity investment	—	9,672	—	—	—	9,672
Total	$28,154	$1,333,464	$455,317	$380,288	$5,614	$2,202,837

At December 31, 2025:
Whole loans	$28,137	$938,416	$470,871	$377,904	$5,614	$1,820,942
Preferred equity investment	—	9,425	—	—	—	9,425
Total	$28,137	$947,841	$470,871	$377,904	$5,614	$1,830,367

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $29.5 million and $27.2 million at March 31, 2026 and December 31, 2025, respectively.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2026	2025 (1)	2024 (2)	2023	2022	Prior	Total (3)
At March 31, 2026:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	$—	$28,154	$28,154
Rating 2	406,943	625,955	27,021	29,359	—	234,514	1,323,792
Rating 3	16,605	10,286	—	—	202,888	225,538	455,317
Rating 4	—	139,700	87,786	15,996	91,718	45,088	380,288
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	423,548	775,941	114,807	45,355	294,606	538,908	2,193,165
Preferred equity investment (rating 2)	—	9,672	—	—	—	—	9,672
Total loans	$423,548	$785,613	$114,807	$45,355	$294,606	$538,908	$2,202,837
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2025 (1)	2024 (2)	2023	2022	2021	Prior	Total (3)
At December 31, 2025:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	$28,137	$—	$28,137
Rating 2	649,712	22,249	49,376	—	203,263	13,816	938,416
Rating 3	10,283	—	—	235,271	214,356	10,961	470,871
Rating 4	137,906	87,370	15,991	91,675	—	44,962	377,904
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	797,901	109,619	65,367	326,946	445,756	75,353	1,820,942
Preferred equity investment (rating 2)	9,425	—	—	—	—	—	9,425
Total loans	$807,326	$109,619	$65,367	$326,946	$445,756	$75,353	$1,830,367
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$(4,700)	$(4,700)

(1)
Includes two novated CRE whole loans that resulted from loan workouts.
(2)
Includes two novated CRE whole loans that resulted from loan workouts.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $29.5 million and $27.2 million at March 31, 2026 and December 31, 2025, respectively.
(4)
Acquired CRE whole loans are grouped within each loan’s year of origination.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At March 31, 2026:
Whole loans	$—	$—	$59,084	$59,084	$2,134,081	$2,193,165	$32,250
Preferred equity investment	—	—	—	—	9,672	9,672	—
Total	$—	$—	$59,084	$59,084	$2,143,753	$2,202,837	$32,250

At December 31, 2025:
Whole loans	$—	$—	$26,834	$26,834	$1,794,108	$1,820,942	$—
Preferred equity investment	—	—	—	—	9,425	9,425	—
Total	$—	$—	$26,834	$26,834	$1,803,533	$1,830,367	$—

(1)
During the three months ended March 31, 2026, we recognized interest income of $602,000 on one CRE loan with a principal payment past due greater than 90 days at March 31, 2026.
(2)
Includes one CRE loan with an amortized cost of $24.4 million in maturity default at March 31, 2026. Includes one CRE loan with an amortized cost of $32.3 million in maturity default at December 31, 2025.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $29.5 million and $27.2 million at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, we had four and three CRE whole loans, with total amortized costs of $83.5 million and $59.1 million, respectively, in payment default.

During the three months ended March 31, 2026 and 2025, we did not recognize interest income on CRE whole loans that were placed on nonaccrual status.

Loan Modifications

We are required to disclose modifications where we determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the three months ended March 31, 2026 and 2025, we did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

Restricted Cash

At March 31, 2026, we had restricted cash of $1.8 million held in required account balance minimums in our various escrow and deposit accounts and our consolidated CRE debt securitization that has an expense reserve and reinvestment cash that is collateral to the senior notes. At December 31, 2025, we had restricted cash of $2.2 million held in required account balance minimums in our various escrow and deposit accounts.

(Back to Index)

(Back to Index)

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025	Net Change
Accrued interest receivable from loans	$29,504	$27,232	$2,272
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	538	27	511
Total	$30,042	$27,259	$2,783

The increase of $2.8 million in accrued interest receivable was primarily attributable to accrued deferred interest on modified loans.

Other Assets

The following table summarizes our other assets at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025	Net Change
Tax receivables and prepaid taxes	$340	$376	$(36)
Other receivables	3,058	2,987	71
Prepaid expenses	2,432	1,890	542
Fixed assets - non real estate	307	325	(18)
Other assets, miscellaneous	1,030	982	48
Total	$7,167	$6,560	$607

The increase of $607,000 in other assets was primarily attributable to increases in various prepaid assets held at our real estate properties and other receivables due to a receivable from one of our financing counterparties, offset by amortization.

Deferred Tax Assets

At both March 31, 2026 and December 31, 2025, our net deferred tax asset was zero, resulting from a full valuation allowance of $21.8 million and $20.3 million, respectively, on our gross deferred tax assets as we believed it was more likely than not that the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At March 31, 2026 and December 31, 2025, we had losses of $1.3 million and $1.6 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three months ended March 31, 2026 and 2025, we recorded amortization expense of $326,000 and $415,000, respectively, reported in interest expense on the consolidated statements of operations.

For the three months ended March 31, 2025, we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 to accrete the accumulated other comprehensive income on the terminated swap agreements. At December 31, 2025, we fully accreted the unrealized balance from the gain attributable to two terminated interest rate swaps, and therefore no accretion income was recorded for the three months ended March 31, 2026.

(Back to Index)

(Back to Index)

The following table presents the effect of derivative instruments on our consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest rate swap contracts, hedging	Interest expense	$(326)	$(393)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

Financing Arrangements

Borrowings under our financing arrangements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands, except amounts in footnotes):

	March 31, 2026				December 31, 2025
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Reinvestment Financing Facility
JPMorgan Chase Bank, N.A. (1)	$709,206	$1,009,811	33	5.44%	$728,167	$1,009,622	34	5.50%

Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	41,654	146,354	4	7.44%	61,645	166,526	5	7.53%

CRE - Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A. (3)	—	—	—	—%	116,488	149,000	3	5.50%
Morgan Stanley Mortgage Capital Holdings LLC (4)	18,938	38,250	1	7.68%	417,374	544,937	12	5.55%

Mortgage Payable
ReadyCap Commercial, LLC	20,145	26,964	1	7.47%	20,185	26,964	1	7.57%
Total	$789,943	$1,221,379			$1,343,859	$1,897,049

(1)
Includes $2.7 million and $2.8 million of deferred debt issuance costs at March 31, 2026 and December 31, 2025, respectively.
(2)
Includes $1.3 million and $1.5 million of deferred debt issuance costs at March 31, 2026 and December 31, 2025, respectively.
(3)
Includes $352,000 of deferred debt issuance costs at December 31, 2025.
(4)
Includes $689,000 and $546,000 of deferred debt issuance costs at March 31, 2026 and December 31, 2025, respectively, which includes $195,000 of deferred debt issuance costs at March 31, 2026 from another term warehouse financing facility with no balance.

We were in compliance with all covenants in the respective agreements at March 31, 2026 and December 31, 2025.

CRE - Term Reinvestment Financing Facility

In March 2025, an indirect wholly-owned subsidiary of ours entered into a master repurchase agreement (the “JPMorgan Chase 2025 Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) to finance existing CRE loans and the origination of CRE loans. The JPMorgan Chase 2025 Facility had an initial maximum facility amount of $939.9 million, provides match term funding, charges interest of one-month benchmark plus a 1.75% spread and matures as of the latest maturity date of any purchased asset. The JPMorgan Chase 2025 Facility includes a two-year reinvestment period enabling the reinvestment of principal proceeds from asset repayments into qualifying replacement assets. The reinvestment period for the JPMorgan Chase 2025 Facility ends in March 2027.

(Back to Index)

(Back to Index)

In connection with the JPMorgan Chase 2025 Facility, we provided "bad act" guaranties pursuant to a guarantee agreement (the "2025 JPMorgan Chase Guarantee") where we are liable for 100% of the repurchase price of the purchased assets and JPMorgan Chase’s losses, costs and expenses only upon the occurrence of certain customary bad acts. The JPMorgan Chase 2025 Guarantee includes certain financial covenants required of us, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. The JPMorgan Chase 2025 Facility also includes minimum interest coverage requirements and maximum look through LTV requirements. Also, ACRES Realty Funding, Inc. ("ACRES RF"), the direct owner of the wholly-owned subsidiary borrower, executed a pledge agreement with JPMorgan Chase pursuant to which it pledged and granted to JPMorgan Chase a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary.

The JPMorgan Chase 2025 Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of the ACRES SPE 2025-1, LLC, ("Seller SPE") or of us; breaches of covenants and/or certain representations and warranties; and a judgment in an amount greater than $250,000 against the Seller SPE or ACRES RF or $10.0 million against us. The remedies for such events of default are also customary for this type of financing arrangement and include the acceleration of the principal amount outstanding under the JPMorgan Chase 2025 Facility and the liquidation by JPMorgan Chase of purchased assets then subject to the JPMorgan Chase 2025 Facility. In October 2025, the JPMorgan Chase 2025 Facility was amended to allow ACRES Mortgage Fund Levered II, LLC ("AMF Levered II, LLC"), a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., to purchase a non-controlling interest in the Seller SPE. At March 31, 2026, AMF Levered II, LLC owned a $132.6 million non-controlling interest, or 43.2%, of the Seller SPE and assumed a proportionate share of risk in the portfolio.

Senior Secured Financing Facility

In July 2020, our indirect, wholly-owned subsidiary ("Holdings"), along with its direct wholly owned subsidiary (the "Borrower"), entered into a $250.0 million Loan and Servicing Agreement (the "MassMutual Loan Agreement") with Massachusetts Mutual Life Insurance Company ("MassMutual") and the other lenders party thereto (the "Lenders"). The asset-based revolving loan facility (the "MassMutual Facility") provided under the MassMutual Loan Agreement has been used to finance our core CRE lending business.

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

In November 2021, an indirect, wholly-owned subsidiary of ours entered into a Master Repurchase and Securities Contract Agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. As amended, the Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and matures in November 2025. We also have the right to request an extension for an additional one-year period. In March 2025, we entered into Amendment No. 4 to Guaranty (the “Morgan Stanley Amendment”) by and between us and Morgan Stanley, which makes certain amendments and modifications to the Guaranty between us and Morgan Stanley as amended (the “MS Guaranty”), including but not limited to (capitalized terms each as defined in the MS Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. In November 2025, we entered into Amendment No. 3 to the Morgan Stanley Facility extending its maturity to November 2026 and entered into Amendment No.4 to the Morgan Stanley Facility to increase the facility amount to $400.0 million, as increased from time to time, provided the amount shall be automatically reduced to $250.0 million on the earlier of May 2026 or when we send a request for a reduction in the facility amount. In December 2025, we entered into Amendment No. 5 to the Morgan Stanley Facility to increase the facility amount to $500.0 million. In March 2026, we entered into Amendment No. 6 to the Morgan Stanley Facility to decrease the facility amount to $250.0 million.

Mortgage Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of CS – ACRES FSU Student Venture, LLC (the "FSU Student Venture") entered into a Loan Agreement (the "Mortgage") with Readycap Commercial, LLC ("Readycap") to finance the acquisition of a student housing complex. The Mortgage is interest only and had a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. The Mortgage charges interest of one-month Term SOFR plus a spread of 3.80%. The Mortgage was amended to mature in May 2026, subject to a one-year extension option.

The Mortgage contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

In January 2023, Chapel Drive East, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a loan agreement (the "Construction Loan Agreement") with Oceanview Life and Annuity Company ("Oceanview") to finance the construction of a student housing complex (the "Construction Loan"). The Construction Loan was interest only and has a maximum principal balance of $48.0 million. The Construction Loan charged one-month Term SOFR plus a spread of 6.00%. In February 2025, the Construction Loan was amended to bifurcate the first one-year extension option into two separate extension options and periods: a seven month extension period ended September 2025 and a five month extension ended February 2026. The Construction Loan had a maturity of September 2025.

In addition to the Construction Loan, Chapel Drive East, LLC entered into a financing agreement with Florida Pace Funding Agency to fund energy efficient building improvements and had a maximum principal balance of $15.5 million. This agreement charged fixed interest of 7.26% and was scheduled to mature in July 2053.

In September 2025, the Construction Loan and the financing agreement with Florida Pace Funding Agency were paid off in connection with the sale of the student housing complex.

(Back to Index)

(Back to Index)

Securitizations

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

(Back to Index)

(Back to Index)

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at March 31, 2026 and December 31, 2025. The interest rates for RCT I and RCT II, at March 31, 2026, were 7.91% and 7.88%, respectively. The interest rates for RCT I and RCT II, at December 31, 2025, were 7.90% and 8.05%, respectively.

Equity

Total equity at March 31, 2026 was $554.9 million compared to total equity at December 31, 2025 of $550.6 million. The increase in equity during the three months ended March 31, 2026 was primarily attributable to net income and contributions from non-controlling interest partially offset by dividends on preferred stock.

Our preferred equity is composed of the following at March 31, 2026:

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

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three months ended March 31, 2026 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended March 31, 2026
	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$196,804	$30.01
Net loss allocable to common shares (2)	(1,023)	(0.16)
Change in other comprehensive income on derivatives	326	0.05
Impact to equity of share-based compensation	540	0.08
Total net decrease	(157)	(0.03)
Common stock book value at end of period (1)(3)	$196,647	$29.98

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 572,236 and 328,586 shares at March 31, 2026 and December 31, 2025, respectively. The denominators for the calculations were 6,558,865 shares at both March 31, 2026 and December 31, 2025.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at March 31, 2026. We calculated net income (loss) per common share-diluted of $(0.16) using the weighted average diluted shares outstanding during the three months ended March 31, 2026.
(3)
We calculated common stock book value as total stockholders’ equity of $420.6 million less preferred stock equity of $224.0 million at March 31, 2026.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to 1/12th of the amount of our equity multiplied by 1.50% and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At March 31, 2026:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(635,845)
Payments for repurchases of capital stock	(279,678)
Total	$414,949

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

The following table provides a reconciliation from GAAP net (loss) income allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2026	Per Share Data	2025	Per Share Data
Net loss allocable to common shares - GAAP	$(1,023)	$(0.15)	$(5,859)	$(0.80)
Adjustment for gain on sale of investment in real estate(1)	(3,336)	(0.49)	—	—
Net loss allocable to common shares - GAAP, adjusted	$(4,359)	$(0.64)	$(5,859)	$(0.80)

Reconciling Items from Continuing Operations:
Non-cash equity compensation expense	540	0.08	815	0.11
Non-cash reversal of for CRE loan losses(2)	(554)	(0.08)	(1,717)	(0.23)
Realized net gain (loss) on core activities(1)	3,336	0.49	(700)	(0.10)
Real estate depreciation and amortization	1,170	0.17	1,155	0.16
Earnings (Loss) Available for Distribution allocable to common shares	$133	$0.02	$(6,306)	$(0.86)

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	6,840		7,362

Earnings (Loss) Available for Distribution per common share - diluted	$0.02		$(0.86)

(1)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) residential mortgage lending, (iii) legacy CRE loans designated as held for sale and (iv) other non-CRE assets included in assets held for sale.
(2)
Amount presented is net of the amount allocable to the non-controlling interest.

For the three months ended March 31, 2026 and 2025, EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was a gain of $133,000 and a loss of $6.3 million, respectively, or $0.02 and ($0.86), respectively, per common share outstanding. There was no incentive compensation payable incurred by us for the three months ended March 31, 2026 and 2025.

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended March 31, 2026 (dollars in thousands, except per share data):

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at September 30, 2022	$216,026
Total amount of net proceeds from any issuance of common stock after October 1, 2022	4,646
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	35,987
Amount paid to repurchase common stock after October 1, 2022 (1)	(30,505)
Incentive Compensation paid after October 1, 2022 (1)	(1,234)
Book value equity at March 31, 2026	$224,920
Incentive Compensation Hurdle (2)(3)	$15,744

(1)
Calculated on a daily weighted average basis for the 12-month period ended March 31, 2026.
(2)
Calculated as book value equity at March 31, 2026 multiplied by 1.75% (7% per annum).
(3)
The amount by which EAD (as defined in the Management Agreement) exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

For the three months ended March 31, 2026, there was no incentive compensation payable to the Manager.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities, which was a net source of $913,000 for the three months ended March 31, 2026, and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

At March 31, 2026, our liquidity consisted of $48.0 million of unrestricted cash and cash equivalents, $38.2 million of potential proceeds from unlevered financeable CRE loans and $615,000 from reinvestment proceeds at our CRE securitization.

During the three months ended March 31, 2026, our principal sources of liquidity were: (i) gross financing proceeds of $879.5 million from our CRE securitization; (ii) $55.5 million from our CRE term reinvestment financing facility; (iii) proceeds of $29.1 million from a CRE loan sale; (iv) proceeds of $20.0 million from the sale of an investment in real estate; (v) net proceeds of $14.8 million from repayments on our CRE portfolio; and (vi) $1.0 million contribution by our non-controlling interest.

These sources of liquidity were offset by paydowns on our term warehouse facilities, deployments in CRE loan portfolio and real estate investments, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $48.0 million of unrestricted cash we held at March 31, 2026.

(Back to Index)

(Back to Index)

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $10.3 million and $10.4 million at March 31, 2026 and December 31, 2025, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month.

At March 31, 2026, $9.6 million of interest receivable is current and the remaining $20.4 million of interest receivable is deferred, which we deem fully collectible.

Cash Flows

For the three months ended March 31, 2026, our restricted and unrestricted cash and cash equivalents balance decreased from $86.0 million to $49.8 million. The cash movements can be summarized by the following:

Cash flows from operating activities. For the three months ended March 31, 2026, operating activities increased our cash balances by $913,000. Though positive, cash inflows from operating activities are down as we work with our borrowers to structure loan repayment terms that allow our borrowers to successfully complete their underwritten plans and that allow us to ultimately maximize our investment. Some of these structures have deferred loan components that impact our current cash position. We expect to be repaid these deferred amounts as our borrowers create value in the underlying collateral through the execution and completion of their project plans and exit our loans through sales or refinance transactions.

Cash flows from investing activities. For the three months ended March 31, 2026, investing activities decreased our cash balances by $351.7 million, primarily driven by deployments in CRE whole loans, funding of existing commitments on CRE whole loans, deployments in our investment in real estate and investments in unconsolidated entities with underlying real estate collateral, partially offset by repayments of CRE loans, proceeds from sales of CRE loans and proceeds from the sales of investments in real estate.

Cash flows from financing activities. For the three months ended March 31, 2026, financing activities increased our cash balances by $314.6 million, primarily driven by proceeds received on our CRE securitization notes and term reinvestment financing facility, offset by repayments on our term warehouse financing facilities, term reinvestment financing facility and distributions on our preferred stock.

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

The issuance of ACR 2026-FL4 includes a reinvestment period, which ends in August 2028, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds. The reinvestment feature of the securitization will allow us to extend the useful life of the securitization financing by extending the life of the senior notes and return liquidity to fund our forward loan pipeline that would otherwise pay down the senior notes of the securitization. The securitization also provides for the acquisition of future funding participations.

We were in compliance with all of our covenants at March 31, 2026 in accordance with the terms provided in agreements with our lenders.

At March 31, 2026, we had financing arrangements as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
CRE - term reinvestment financing facility (1)
JPMorgan Chase Bank, N.A.	March 2025	November 2030	$749,140	$711,875	$37,265
Senior secured financing facility (2)
Massachusetts Mutual Life Insurance Company	July 2020	June 2028	500,000	42,926	457,074
CRE - term warehouse financing facilities (3)
JPMorgan Chase Bank, N.A.	October 2018	July 2026	250,000	-	250,000
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2026	250,000	19,627	230,373
Mortgage payable
ReadyCap Commercial, LLC	April 2022	May 2026	20,145	20,145	-
Total				$794,573

(1)
Excludes deferred debt issuance costs of $2.7 million.
(2)
Excludes deferred debt issuance costs of $1.3 million.
(3)
Excludes deferred debt issuance costs of $689,000

The following table summarizes the average principal outstanding during the three months ended March 31, 2026 and December 31, 2025 and the principal outstanding on our financing arrangements at March 31, 2026 and December 31, 2025 (in thousands, except amounts in footnotes):

(Back to Index)

(Back to Index)

	Three Months Ended March 31, 2026	March 31, 2026	Three Months Ended December 31, 2025	December 31, 2025
	Average Principal Outstanding	Principal Outstanding	Average Principal Outstanding	Principal Outstanding
Financing Arrangement
CRE - term reinvestment financing facility (1)	$702,697	$711,875	$784,225	$731,002
Senior secured financing facility (2)	59,737	42,926	63,099	63,099
CRE - term warehouse financing facilities (3)	271,110	19,627	361,988	534,760
Total	$1,033,544	$774,428	$1,209,312	$1,328,861

(1)
Principal outstanding excludes deferred debt issuance costs of $2.7 million and $2.8 million at March 31, 2026 and December 31, 2025, respectively.
(2)
Principal outstanding excludes deferred debt issuance costs of $1.3 million and $1.5 million at March 31, 2026 and December 31, 2025, respectively.
(3)
Principal outstanding excludes deferred debt issuance costs of $689,000 and $898,000 at March 31, 2026 and December 31, 2025, respectively.

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands):

	Maximum-Month-End-Principal-Outstanding-During-the
	Three Months Ended March 31, 2026	Year-Ended-December 31, 2025

Financing Arrangement
CRE - term reinvestment financing facility	$711,875	$891,098
Senior secured financing facility	63,099	63,099
CRE - term warehouse financing facilities	534,760	534,760

Historically, we have financed the acquisition of our investments through collateralized loan obligations ("CLO") and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CLOs and securitizations, which will cease if the CLOs and securitizations fail to meet certain tests. Through March 31, 2026, we did not experience difficulty in maintaining our CLO and securitization financing and passed all of the critical tests required by these financings. Our securitization had a balance of $879.5 million at March 31, 2026.

The following table sets forth the distributions received by us and coverage test summaries for our active securitization and financing facility for the periods presented (in thousands):

	Cash Distributions	Overcollateralization Cushion(1)		Look Through LTV Cushion (2)	Annualized Interest Coverage Cushion (3)(4)(5)
Name	For the Three Months Ended March 31, 2026	At March 31, 2026	Initial Measurement Date	At March 31, 2026	At March 31, 2026	Reinvestment Period End
ACR 2026-FL4	$482	$20,378	$20,378	n/a	n/a	August 2028
CRE - term reinvestment financing facility	n/a	n/a	n/a	$63,090	$19,525	n/a

(1)
Overcollateralization cushion represents the amount by which the collateral held by the securitization issuer exceeds the minimum amount required.
(2)
Look through LTV cushion represents the amount by which the collateral held by the counterparty exceeds the minimum amount required.
(3)
Interest coverage includes annualized amounts based on the most recent distribution period.
(4)
Interest coverage cushion represents the amount by which annualized interest income expected exceeds the annualized amount payable on the CRE term reinvestment financing facility.
(5)
The new ACR 2026-FL4 is subject to an interest coverage test starting with the first interest payment after the ramp-up period ends in August 2026.

(Back to Index)

(Back to Index)

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At March 31, 2026 and December 31, 2025, our leverage ratio under GAAP was 3.4 and 2.8 times, respectively. The leverage ratio increased during the period primarily due to the net increase in borrowings offset by the net increase to total equity.

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At March 31, 2026:
CRE securitization	$879,499	$—	$—	$—	$879,499
CRE - term reinvestment financing facility (1)	711,875	—	—	711,875	—
Senior secured financing facility (2)	42,926	—	42,926	—	—
CRE - term warehouse financing facilities (3)	19,627	19,627	—	—	—
Mortgage payable (4)	20,145	20,145	—	—	—
5.75% Senior Unsecured Notes (5)	150,000	150,000	—	—	—
Unsecured junior subordinated debentures (6)	51,548	—	—	—	51,548
Lease liabilities (7)	857,787	1,739	6,139	6,705	843,204
Unfunded commitments on CRE loans (8)	99,350	21,084	78,266	—	—
Base management fees (9)	6,224	6,224	—	—	—
Total	$2,838,981	$218,819	$127,331	$718,580	$1,774,251

(1)
Excludes $1.6 million of accrued interest payable.
(2)
Excludes $168,000 of accrued interest payable.
(3)
Excludes $54,000 of accrued interest payable.
(4)
Excludes $84,000 of accrued interest payable.
(5)
Excludes $4.3 million of interest expense payable through maturity in August 2026.
(6)
Excludes $20.9 million and $22.0 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(7)
Lease liabilities include a ground rent lease for a hotel property with a remaining term of 90 years and an annual growth rate of 3% and a parking lease for an asset acquired with a remaining term of 98 years and an annual growth rate of 2%.
(8)
These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained. At March 31, 2026, we had unfunded commitments on 34 CRE whole loans.
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

At March 31, 2026, we had $32.1 million of cumulative net operating losses ("NOL") to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act ("TCJA"), along with revisions made by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act reduced the deduction for NOLs generated post 2017 to 80% of taxable income and granted an indefinite carryforward period. Additionally, we have cumulative

(Back to Index)

(Back to Index)

total net capital losses of $115.9 million, which expired at December 31, 2025, if not utilized on our tax return to be filed in October 2026.

We also have tax assets in our taxable REIT subsidiaries ("TRS"). These tax assets are analyzed and disclosed quarterly in our financial statements. At March 31, 2026, our TRS had $62.0 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $22.2 million of NOLs with an indefinite carryforward period. Additionally, our TRS had cumulative total net capital losses of $20.8 million, which are set to expire at December 31, 2029.

Distributions

We did not pay distributions on our common shares during the three months ended March 31, 2026 as we were able to utilize NOL carryforwards and net capital loss carryforwards to offset our REIT taxable income. This enabled us to grow book value and our investable equity base. Our Board is responsible for the establishment and evaluation of a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

Off-Balance Sheet Arrangements

General

At March 31, 2026, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities that were not established for those purposes. At March 31, 2026, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities, other than those discussed in the "Guarantees and Indemnifications" section below.

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $99.3 million and $88.6 million in unfunded loan commitments at March 31, 2026 and December 31, 2025, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

In September 2025, we entered into guaranties related to a $62 million construction loan and an $11 million bridge loan made to a borrower that is held by a joint venture in which we have a 90% membership interest (the "Borrower"). Pursuant to the Guaranty of Completion, executed September 2025, by the individual principals of the partnership and us (collectively, the “Guarantors”) for the benefit of DL RCF I Loan Holdings, LLC and DL RCF I Loan Holdings (Evergreen), LLC (collectively, the “Lender”), the Guarantors guarantee to the Lender, the Borrower’s obligation to commence, construct, develop and complete the construction project in a good and workmanlike manner in accordance with the terms and conditions of the Loan Agreement, dated September 12, 2025 by and among

(Back to Index)

(Back to Index)

the Borrower, DL RCF I Loan Holdings, LLC (the “Agent”) and the Lender (the “Loan Agreement”) and to perform all other work contemplated or required to be completed pursuant to the loan documentation through final completion.

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

At March 31, 2026, we determined that there is one VIE to be consolidated.

(Back to Index)

(Back to Index)

Recent Accounting Standards

Accounting Standards to be Adopted in Future Periods

In November 2024, the Financial Accounting Standards Board issued guidance to improve transparency on certain costs and expenses. This guidance is effective for fiscal years beginning after December 15, 2026 and is to be adopted on a prospective basis with the option to apply retrospectively. We are in the process of evaluating the impact of this guidance, however, we do not expect a material impact to our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2026, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed. Additionally, refer to Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on risks we face.

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

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At March 31, 2026, 74.4% of the par value of our CRE loan portfolio had interest rate caps with a weighted-average maturity of 15 months or debt service reserves in place.

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

(Back to Index)

(Back to Index)

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

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At March 31, 2026, 98.7% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 1.3% of our CRE loan portfolio by par value has a contractual fixed rate of interest. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $2.2 billion had a weighted-average benchmark floor of 2.13% at March 31, 2026.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended March 31, 2026
	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share
$477,201	$(604)	$(0.02)	$4,439	$0.16

(1)
Includes our floating-rate CRE loans at March 31, 2026.
(2)
Includes amounts outstanding on our securitization, CRE term reinvestment financing facility, CRE term warehouse financing facilities, senior secured financing facility and unsecured junior subordinated debentures.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1. LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. We are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at March 31, 2026.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission includes detailed discussion of our risk factors under the heading “Risk Factors.” Set forth below are certain additional factors related to the proposed Merger and Internalization.

Risks Relating to the Proposed Merger and Internalization

Completion of the Merger remains subject to conditions that we cannot control.

The Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including the approval of our stockholders. There are no assurances that all of the conditions necessary to consummate the Merger will be satisfied or that the conditions will be satisfied in the time frame expected. If the Merger is not completed within the expected timeframe or at all, such delay or failure to complete the Merger may materially and adversely affect the synergies and other benefits that we may expect to achieve as a result of the Merger and Internalization and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Merger and Internalization, and the trading price of our common stock may decline significantly.

We may fail to realize all of the expected benefits of the Merger or those benefits may take longer to realize than expected.

We will be required to devote management attention and resources to the integration of ACC’s business in order to realize the anticipated benefits and synergies of the Merger and Internalization. We may encounter potential difficulties in combining the companies, including, but not limited to, the inability to achieve the expense efficiencies expected to result from the Merger, potential unknown liabilities and unforeseen increased expenses associated with the Merger and ACC’s operations, and possible inconsistencies in standards, control procedures and policies.

It is possible that the integration process could take longer than anticipated or that the management of the combined organizations and achievement of anticipated benefits and synergies could be more difficult than expected. The integration of ACC into the Company could also result in the disruption of ongoing businesses, processes, systems and business relationships or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Merger. The integration process is subject to a number of risks and uncertainties, and no assurance can be given that the anticipated benefits of the Merger will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could adversely affect our business, financial condition and results of operations.

We have incurred, and may continue to incur, direct and indirect costs as a result of the Merger.

We have incurred substantial legal, accounting, financial advisory and other expenses in connection with and as a result of completing the Merger and Internalization and we may may incur additional expenses in connection with the completion of the Merger and Internalization. There are a number of factors beyond our control that could affect the total amount or the timing of the transaction and integration expenses. Many of the expenses that will be incurred are, by their nature, difficult to estimate accurately at the present time.

(Back to Index)

(Back to Index)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

(Back to Index)

(Back to Index)

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated April 29, 2026, by and among ACRES Commercial Realty Corp. ACRES Holdings Sub LLC, ACRES Capital Corp and ACRES Capital, LLC (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 30, 2026.)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

16.1	Letter from Ernst & Young LLP dated April 30, 2026 (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 30, 2026.)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
97.1	Policy for the Recovery of Erroneously Awarded Compensation. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)
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

(Back to Index)

(Back to Index)

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

ACRES COMMERCIAL REALTY CORP.
(Registrant)

May 6, 2026	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

May 6, 2026	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Senior Vice President
Chief Financial Officer

May 6, 2026	By:	/s/ Linda M. Kilpatrick
Linda M. Kilpatrick
Vice President
Chief Accounting Officer and Controller

(Back to Index)