Form 10-Q
period 2026-06-30
ACRES Commercial Realty Corp.
filed 2026-08-04
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of outstanding shares of the registrant’s common stock on July 31, 2026 was 7,131,101 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I

ITEM 1. FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$41,098	$83,768
Restricted cash	849	2,190
Accrued interest receivable	33,636	27,259
CRE loans	2,128,879	1,830,367
Less: allowance for credit losses	(21,114)	(20,398)
CRE loans, net	2,107,765	1,809,969
Loan receivable - due from Manager	10,250	10,375
Investments in unconsolidated entities	30,253	29,237
Properties held for sale	90,899	90,825
Investments in real estate, net	58,975	76,415
Right of use assets	19,298	19,545
Intangible assets	5,778	6,221
Other assets	7,877	6,560
Total assets	$2,406,678	$2,162,364
LIABILITIES (2)
Accounts payable and other liabilities	$12,694	$7,482
Management fee payable - related party	521	—
Accrued interest payable	6,911	6,814
Borrowings, net	1,783,346	1,544,938
Lease liabilities	46,253	45,942
Distributions payable	3,422	3,457
Accrued tax liability	67	8
Liabilities held for sale	3,233	3,131
Total liabilities	1,856,447	1,611,772
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,800,000 and 4,800,000 shares issued and outstanding	5	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,507,857 and 4,507,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 7,131,101 and 6,887,451 shares issued and outstanding (including 55,559 and 328,586 unvested restricted shares)	7	7
Additional paid-in capital	1,147,836	1,142,410
Accumulated other comprehensive loss	(965)	(1,603)
Distributions in excess of earnings	(733,570)	(720,028)
Total stockholders’ equity	413,318	420,796
Non-controlling interests	136,913	129,796
Total equity	550,231	550,592
TOTAL LIABILITIES AND EQUITY	$2,406,678	$2,162,364

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025(3)
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$150	$—
Accrued interest receivable	4,665	—
CRE loans, pledged as collateral (4)	1,008,726	—
Total assets of consolidated VIEs	$1,013,541	$—
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$46	$—
Accrued interest payable	1,558	—
Borrowings	873,701	—
Total liabilities of consolidated VIEs	$875,305	$—

(3)
There were no consolidated VIEs at December 31, 2025.
(4)
Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Interest income:
CRE loans	$38,262	$28,497	$71,204	$56,966
Other	138	334	1,556	591
Total interest income	38,400	28,831	72,760	57,557
Interest expense	27,881	20,264	52,995	43,387
Net interest income	10,519	8,567	19,765	14,170
Real estate income:
Hospitality	8,809	8,867	15,717	15,642
Rental	1,621	4,406	3,260	8,997
Total Real estate income	10,430	13,273	18,977	24,639
Other revenue	31	33	62	66
Total revenues	20,980	21,873	38,804	38,875
OPERATING EXPENSES
General and administrative	2,722	2,736	5,758	5,895
Real estate expenses
Hospitality	8,313	8,597	16,119	16,833
Rental	2,210	4,752	4,114	9,858
Total Real estate expenses	10,523	13,349	20,233	26,691
Management fees - related party	1,564	1,601	3,125	3,232
Equity compensation - related party	4,893	585	5,433	1,400
Corporate depreciation and amortization	18	20	37	38
Merger and internalization costs	5,111	—	5,111	—
Provision for (reversal of) credit losses, net	1,683	(780)	716	(2,497)
Total operating expenses	26,514	17,511	40,413	34,759
	(5,534)	4,362	(1,609)	4,116
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated subsidiaries	430	(669)	675	(1,161)
Gain on sale of investment in real estate	—	—	3,336	—
Other income	82	638	105	722
Total other income (expense)	512	(31)	4,116	(439)
INCOME (LOSS) BEFORE TAXES	(5,022)	4,331	2,507	3,677
Income tax expense	—	(7)	(1)	(83)
NET INCOME (LOSS)	(5,022)	4,324	2,506	3,594
Net income allocated to preferred shares	(5,096)	(5,282)	(10,210)	(10,595)
Net (income) loss allocable to non-controlling interests, net of taxes	(2,401)	226	(5,838)	410
NET LOSS ALLOCABLE TO COMMON SHARES	$(12,519)	$(732)	$(13,542)	$(6,591)
NET LOSS PER COMMON SHARE - BASIC	$(1.87)	$(0.10)	$(2.04)	$(0.90)
NET LOSS PER COMMON SHARE - DILUTED	$(1.87)	$(0.10)	$(2.04)	$(0.90)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	6,693,915	7,250,624	6,626,763	7,306,123
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	6,693,915	7,250,624	6,626,763	7,306,123

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(5,022)	$4,324	$2,506	$3,594
Other comprehensive income (loss):
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in interest expense	312	397	638	790
Total other comprehensive income	312	397	638	790
Comprehensive income (loss) before allocation to preferred shares	(4,710)	4,721	3,144	4,384
Net (income) loss allocated to non-controlling interests	(2,401)	226	(5,838)	410
Net income allocated to preferred shares	(5,096)	(5,282)	(10,210)	(10,595)
Comprehensive loss allocable to common shares	$(12,207)	$(335)	$(12,904)	$(5,801)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2025	6,887,451	$7	$5	$5	$1,142,410	$(1,603)	$(720,028)	$420,796	$129,796	$550,592
Stock-based compensation	243,650	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	539	—	—	539	—	539
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,052	1,052
Net income	—	—	—	—	—	—	4,091	4,091	3,437	7,528
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(5,114)	(5,114)	—	(5,114)
Amortization of terminated derivatives	—	—	—	—	—	326	—	326	—	326
Balance, March 31, 2026	7,131,101	$7	$5	$5	$1,142,949	$(1,277)	$(721,051)	$420,638	$134,285	$554,923
Stock-based compensation	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	(6)	—	—	(6)	—	(6)
Amortization of stock-based compensation	—	—	—	—	4,893	—	—	4,893	—	4,893
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	227	227
Net income (loss)	—	—	—	—	—	—	(7,423)	(7,423)	2,401	(5,022)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(5,096)	(5,096)	—	(5,096)
Amortization of terminated derivatives	—	—	—	—	—	312	—	312	—	312
Balance, June 30, 2026	7,131,101	$7	$5	$5	$1,147,836	$(965)	$(733,570)	$413,318	$136,913	$550,231

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (Continued)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2024	7,634,004	$8	$5	$5	$1,162,581	$(3,203)	$(720,268)	$439,128	$10,534	$449,662
Purchase and retirement of common stock	(220,188)	(1)	—	—	(4,377)	—	—	(4,378)	—	(4,378)
Amortization of stock-based compensation	—	—	—	—	815	—	—	815	—	815
Net loss	—	—	—	—	—	—	(546)	(546)	(184)	(730)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(5,313)	(5,313)	—	(5,313)
Amortization of terminated derivatives	—	—	—	—	—	393	—	393	—	393
Balance, March 31, 2025	7,413,816	$7	$5	$5	$1,159,019	$(2,810)	$(726,127)	$430,099	$10,350	$440,449
Purchase and retirement of common stock	(271,561)	—	—	—	(5,072)	—	—	(5,072)	—	(5,072)
Amortization of stock-based compensation	—	—	—	—	586	—	—	586	—	586
Net income	—	—	—	—	—	—	4,551	4,551	(227)	4,324
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(5,282)	(5,282)	—	(5,282)
Amortization of terminated derivatives	—	—	—	—	—	397	—	397	—
Balance, June 30, 2025	7,142,255	$7	$5	$5	$1,154,533	$(2,413)	$(726,858)	$425,279	$10,123	$435,005

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,506	$3,594
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses, net	716	(2,497)
Depreciation, amortization and accretion	4,582	7,119
Amortization of stock-based compensation	5,433	1,400
Gain on sale of investment in real estate	(3,336)	—
Equity in (earnings) losses of unconsolidated subsidiaries	(675)	1,161
Changes in operating assets and liabilities	(2,839)	(3,574)
Net cash provided by (used in) operating activities	6,387	7,203
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal fundings of CRE loans	(499,212)	(103,934)
Principal payments received on CRE loans	174,162	133,596
Proceeds from sale of CRE loans	29,140	31,730
Investments in real estate	(481)	(2,227)
Proceeds from sale of investment in real estate	20,000	—
Investments in unconsolidated entities	(320)	(4,558)
Purchases of furniture and fixtures	—	(106)
Principal payments received on loan - due from Manager	125	125
Net cash (used in) provided by investing activities	(276,586)	54,626
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(9,449)
Offering costs	(6)	—
Proceeds from borrowings:
Securitizations	879,499	—
Senior secured financing facility	13,576	—
CRE - term warehouse financing facilities	8,447	56,640
Mortgages payable	1,532	—
CRE - term reinvestment financing facility	55,463	907,601
Payments on borrowings:
Securitizations	—	(865,078)
Senior secured financing facility	(20,172)	—
CRE - term warehouse financing facilities	(534,761)	(131,565)
Mortgages payable	(39)	—
CRE - term reinvestment financing facility	(161,197)	(18,708)
Payment of debt issuance costs	(7,188)	(3,366)
Contributions from non-controlling interests	1,279	—
Distributions paid on preferred stock	(10,245)	(10,657)
Net cash provided by (used in) financing activities	226,188	(74,582)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(44,011)	(12,753)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	85,958	57,603
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$41,947	$44,850

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company’s core assets are consolidated through its investments in ACRES Realty Funding, Inc. ("ACRES RF"), a wholly-owned subsidiary, that holds CRE loans and CRE-related securities as well as special purpose subsidiaries established for securitization purposes, which are consolidated as variable interest entities ("VIEs") as discussed in Note 3.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("GAAP"). In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary to fairly state the Company’s financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Certain prior period presentations were reclassified to ensure comparability with current period classifications.

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

June 30, 2026

(unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	June 30,
	2026	2025
Cash and cash equivalents	$41,098	$42,747
Restricted cash	849	2,103
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$41,947	$44,850

Income Taxes

The Company recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $21.8 million) at June 30, 2026, as the Company believes it is more likely than not that the deferred tax assets will not be realized at this time. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

Consolidated VIE (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of one VIE, ACRES Commercial Realty 2026-FL4 Issuer, LLC ("ACR 2026-FL4"), at June 30, 2026 (the "Consolidated VIE"). At December 31, 2025, the Company was not the primary beneficiary of any VIEs.

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

June 30, 2026

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

Creditors of the Company’s Consolidated VIE have no recourse to the general credit of the Company. During the six months ended June 30, 2026 and 2025, the Company did not provide any financial support to its Consolidated VIE nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to its Consolidated VIE.

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

CS-ACRES Osceola Student Joint Venture, LLC

In September 2025, the FSU Student Venture distributed one of its underlying properties to the FSU Osceola Student Venture at a carrying value of $27.0 million. The FSU Osceola Student Venture, a joint venture between the Company and two unrelated third parties, was formed for the purpose of operating a student housing project. The FSU Osceola Student Venture was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members all have the following characteristics: (1) the power to direct activities, (2) the obligation to absorb losses and (3) the right to receive residual returns. The Company applied the voting interest model and consolidated the FSU Osceola Student Venture based on its 72.1% controlling ownership interest and control over the major decisions of the joint venture. The portion of the joint venture that the Company does not own is presented as non-controlling interest at and for the periods presented in the Company’s consolidated financial statements.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

ACRES SPE 2025-1, LLC

ACRES SPE 2025-1, LLC ("SPE 2025-1") was formed in March 2025, to acquire and finance purchased assets. Subsequently, SPE 2025-1 entered into a master repurchase agreement with JPMorgan Chase ("JPMorgan Chase 2025 Facility") to finance existing vintage CRE loans and to potentially finance the origination of new CRE loans held by the Company. In the quarter ended December 31, 2025, ACRES Mortgage Fund Levered II, LLC ("AMF Levered II, LLC"), a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., a separate investment fund managed by the Company’s Manager in which the Company has no interest, purchased a $125.0 million, or 43.2%, non-controlling interest in SPE 2025-1 (See Note 17). SPE 2025-1 was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members all have the following characteristics: (1) the power to direct activities, (2) the obligation to absorb losses and (3) the right to receive residual returns. The Company applied the voting interest model and consolidated SPE 2025-1 based on its 56.8% controlling ownership interest and control over all major decisions. AMF Levered II, LLC assumed its proportionate share of risk in the underlying assets and the liabilities, including the JPMorgan Chase 2025 Facility. The portion of SPE 2025-1 that the Company does not own is presented as non-controlling interest at and for the periods presented in the Company’s consolidated financial statements.

Investments in Unconsolidated Entities (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIEs' economic performance and (ii) the obligation to absorb the losses of the VIEs or the right to receive the benefits from the VIEs, which could be significant to the VIEs. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at June 30, 2026 and December 31, 2025. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of both Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), with a value of $1.5 million in the aggregate, or 3.0% of each trust, at June 30, 2026 and December 31, 2025. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

In September 2025, the Wacker JV completed a re-capitalization that included entering into a $62.4 million construction loan, an $10.9 million bridge loan and converting part of the Company's common equity into preferred equity. Also, in connection with the re-capitalization, the Company entered into guarantees related to the construction loan and bridge loan. The guarantees include a Guaranty of Completion, a Guaranty of Retail Space, a Guaranty of Recourse Obligations, a Guarantee of Interest and Carry Costs and an Environmental Indemnity Agreement.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

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

Upon formation of the McCallum JV, the McCallum JV took ownership of the multifamily property subject to a related CRE loan payable to the Company which was novated to allow the McCallum JV to replace the original obligor who was experiencing financial difficulty. The $33.7 million CRE loan has an initial maturity date of September 5, 2027 and bears interest at a rate of one-month Term Secured Overnight Financing Rate ("Term SOFR") and a spread of 2.75%. There were no other changes to the terms of the loan. The McCallum JV also entered into a $1.5 million mezzanine loan commitment with the Company, which was fully funded at June 30, 2026.

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

Upon formation of the Pacmulti JV, the Pacmulti JV took ownership of the multifamily property subject to a related CRE loan payable to the Company which was novated to allow the Pacmulti JV to replace the original obligor who was experiencing financial difficulty. The $70.8 million CRE loan has an initial maturity date of May 5, 2030 and bears interest at a rate of one-month Term SOFR and a spread of 3.41%. There were no other changes to the terms of the loan. The Pacmulti JV also entered into a $13.5 million mezzanine loan commitment with the Company, which was fully funded at June 30, 2026.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at June 30, 2026 (in thousands):

	Unsecured Junior Subordinated Debentures	65 E Wacker Joint Venture, LLC	7720 McCallum JV, LLC	Pacmulti Affiliates, LLC	FSU Preferred Equity Loan	Total	Maximum Exposure to Loss (1)
ASSETS
Accrued interest receivable	$10	$—	$—	$—	$—	$10	$—
CRE loans	—	—	—	—	9,691	9,691	9,691
Investments in unconsolidated entities	1,548	28,705	—	—	—	30,253	36,416
Total assets	1,558	28,705	—	—	9,691	39,954

LIABILITIES
Accrued interest payable	344	—	—	—	—	344	N/A
Borrowings	51,548	—	—	—	—	51,548	N/A
Total liabilities	51,892	—	—	—	—	51,892
Net (liability) asset	$(50,334)	$28,705	$—	$—	$9,691	$(11,938)
(1)
For McCallum JV and Pacmulti JV, the maximum exposure to loss is equal to the fair value of the underlying collateral, minus the total CRE loans and accrued interest receivable.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Supplemental cash flows:
Interest expense paid in cash	$49,790	$43,250
Income taxes paid in cash	41	178
Non-cash financing activities include the following:
Distributions on preferred stock accrued but not paid	$3,422	$3,545

NOTE 5 - LOANS

The following is a summary of the Company’s CRE loans held for investment by asset type (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At June 30, 2026:
Whole loans (5)(6)(7)	57	$2,127,806	$(8,855)	$2,118,951	$(20,877)	$2,098,074	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	July 2026 to May 2030
Preferred equity investment (see Note 3) (8)		9,999	(71)	9,928	(237)	9,691	10.00%	October 2028
Total		$2,137,805	$(8,926)	$2,128,879	$(21,114)	$2,107,765

At December 31, 2025:
Whole loans (5)(6)(7)	53	$1,828,299	$(7,357)	$1,820,942	$(20,158)	$1,800,784	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2026 to May 2030
Preferred equity investment (see Note 3) (8)		9,511	(86)	9,425	(240)	9,185	10.00%	October 2028
Total		$1,837,810	$(7,443)	$1,830,367	$(20,398)	$1,809,969

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

(1)
Amounts include unamortized loan origination fees of $8.5 million and $6.6 million and deferred amendment fees of $434,000 and $852,000 at June 30, 2026 and December 31, 2025, respectively.
(2)
References to ("1M Term SOFR") are one-month Term SOFR. Weighted-average one-month Term SOFR was 3.64% and 3.83% at June 30, 2026 and December 31, 2025, respectively. Additionally, the weighted-average benchmark rate floor was 2.22% and 1.78% at June 30, 2026 and December 31, 2025, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude four and two whole loans, with total amortized costs of $108.4 million and $37.9 million, in maturity default at June 30, 2026 and December 31, 2025, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at June 30, 2026 and December 31, 2025.
(6)
CRE whole loans had $81.4 million and $88.6 million in unfunded loan commitments at June 30, 2026 and December 31, 2025, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained.
(7)
Includes four mezzanine loans, with total amortized costs of $21.2 million and $17.8 million, with three having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at June 30, 2026. and December 31, 2025, respectively. Because the Company is also the first mortgage lender on these loans, it considers the first mortgage and mezzanine loans together as one whole loan.
(8)
The Company had one preferred equity investment associated with a CRE whole loan at June 30, 2026 and December 31, 2025, respectively. The preferred equity investment has a fixed interest rate of 10%, of which 4.0% interest is deferred until maturity.

The following is a summary of the Company’s CRE loans held for investment by property type and geographic location (dollars in thousands):

	June 30, 2026		December 31, 2025
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Multifamily	$1,703,301	80.8%	$1,482,268	81.9%
Office	238,852	11.4%	230,385	12.7%
Hotel	101,584	4.8%	57,426	3.2%
Mixed-Use	48,882	2.3%	24,614	1.4%
Self-Storage	15,146	0.7%	15,276	0.8%
Total	$2,107,765	100%	$1,809,969	100%

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

	June 30, 2026		December 31, 2025
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Southeast	$383,422	18.2%	$373,256	20.6%
Southwest	342,912	16.3%	437,113	24.2%
East North Central	309,634	14.7%	72,720	4.0%
Mountain	285,743	13.5%	223,247	12.3%
Northeast	279,484	13.3%	163,724	9.1%
Mid Atlantic	233,446	11.1%	222,958	12.3%
Pacific	193,037	9.1%	253,558	14.0%
West North Central	80,087	3.8%	63,393	3.5%
Total	$2,107,765	100%	$1,809,969	100%

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2026	2027	2028 and Thereafter	Total
At June 30, 2026:
Whole loans (1)(2)	$328,985	$514,584	$1,166,956	$2,010,525
Preferred equity investment	—	—	9,928	9,928
Total CRE loans	$328,985	$514,584	$1,176,884	$2,020,453

Description	2026	2027	2028 and Thereafter	Total
At December 31, 2025:
Whole loans (1)(2)	$592,949	$498,541	$691,589	$1,783,079
Preferred equity investment	—	—	9,425	9,425
Total CRE loans	$592,949	$498,541	$701,014	$1,792,504

(1)
Maturity dates exclude four and two whole loans with amortized costs of $108.4 million and $37.9 million, in maturity default at June 30, 2026 and December 31, 2025, respectively.
(2)
At June 30, 2026, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options were $284.0 million, $236.6 million and $1.5 billion in 2026, 2027 and 2028 and thereafter, respectively. At December 31, 2025, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $397.1 million, $384.7 million and $1.0 billion in 2026, 2027 and 2028 and thereafter, respectively.

At June 30, 2026 and December 31, 2025, no single loan or investment represented more than 10% of the Company's total assets, and one investor group representing five CRE loans generated 11% and 14% of the Company's revenue, respectively.

NOTE 6 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the six months ended June 30, 2026 and the year ended December 31, 2025 (in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Allowance for credit losses at beginning of period	$20,398	$32,847
Provision for (reversal of) credit losses	716	(7,749)
Charge-offs	—	(4,700)
Allowance for credit losses at end of period	$21,114	$20,398

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

During the three months ended June 30, 2026, the Company recorded a provision for expected credit losses of $1.7 million, primarily attributable to a decline in macroeconomic factors. During the six months ended June 30, 2026, the Company recorded a net provision for expected credit losses of $716,000, primarily attributable to a decline in macroeconomic factors, offset by net improvements in the modeled credit risk of the Company's loan portfolio and loan payoffs.

In addition to the Company’s general estimate of credit losses, the Company may also be required to individually evaluate collateral-dependent loans for credit losses if it has determined that foreclosure or sale of the loan or the underlying collateral is probable. At both June 30, 2026 and December 31, 2025, based on the Company's evaluation, no loans were identified for individual evaluation.

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

June 30, 2026

(unaudited)

For the purpose of calculating the quarterly provision for credit losses under CECL, the Company pools CRE loans based on the underlying collateral property type and utilizes a probability of default and loss given default methodology for approximately one year after which it immediately reverts to a historical mean loss ratio.

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At June 30, 2026:
Whole loans	$—	$1,274,938	$456,735	$381,664	$5,614	$2,118,951
Preferred equity investment	—	9,928	—	—	—	9,928
Total	$—	$1,284,866	$456,735	$381,664	$5,614	$2,128,879

At December 31, 2025:
Whole loans	$28,137	$938,416	$470,871	$377,904	$5,614	$1,820,942
Preferred equity investment	—	9,425	—	—	—	9,425
Total	$28,137	$947,841	$470,871	$377,904	$5,614	$1,830,367

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $33.6 million and $27.2 million at June 30, 2026 and December 31, 2025, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2026	2025 (1)	2024 (2)	2023	2022	Prior	Total (3)
At June 30, 2026:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	$—	$—	$—
Rating 2	410,951	635,848	28,605	29,384	—	170,150	1,274,938
Rating 3	16,605	—	—	—	214,457	225,673	456,735
Rating 4	—	140,683	88,001	15,996	91,783	45,201	381,664
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	427,556	776,531	116,606	45,380	306,240	446,638	2,118,951
Preferred equity investment (rating 2)	—	9,928	—	—	—	—	9,928
Total loans	$427,556	$786,459	$116,606	$45,380	$306,240	$446,638	$2,128,879
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2025 (1)	2024 (2)	2023	2022	2021	Prior	Total (3)
At December 31, 2025:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	$28,137	$—	$28,137
Rating 2	649,712	22,249	49,376	—	203,263	13,816	938,416
Rating 3	10,283	—	—	235,271	214,356	10,961	470,871
Rating 4	137,906	87,370	15,991	91,675	—	44,962	377,904
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	797,901	109,619	65,367	326,946	445,756	75,353	1,820,942
Preferred equity investment (rating 2)	9,425	—	—	—	—	—	9,425
Total loans	$807,326	$109,619	$65,367	$326,946	$445,756	$75,353	$1,830,367
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$(4,700)	$(4,700)

(1)
Includes two novated CRE whole loans that resulted from loan workouts.
(2)
Includes two novated CRE whole loans that resulted from loan workouts.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $33.6 million and $27.2 million at June 30, 2026 and December 31, 2025, respectively.
(4)
Acquired CRE whole loans are grouped within each loan’s year of origination.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis at the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At June 30, 2026:
Whole loans	$70,563	$—	$59,084	$129,647	$1,989,304	$2,118,951	$32,250
Preferred equity investment	—	—	—	—	9,928	9,928	—
Total	$70,563	$—	$59,084	$129,647	$1,999,232	$2,128,879	$32,250

At December 31, 2025:
Whole loans	$—	$—	$26,834	$26,834	$1,794,108	$1,820,942	$—
Preferred equity investment	—	—	—	—	9,425	9,425	—
Total	$—	$—	$26,834	$26,834	$1,803,533	$1,830,367	$—

(1)
During the three and six months ended June 30, 2026, the Company recognized interest income of $608,000 and $1.2 million, respectively, on one CRE loan with a principal payment past due greater than 90 days at June 30, 2026.
(2)
Includes one CRE loan with an amortized cost of $32.3 million in maturity default at December 31, 2025.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $33.6 million and $27.2 million at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, the Company had five and three CRE whole loans, with total amortized costs of $129.6 million and $59.1 million, respectively, in payment default.

During the three and six months ended June 30, 2026 and 2025, the Company did not recognize interest income on CRE whole loans that were placed on nonaccrual status.

Loan Modifications

The Company is required to disclose modifications where it determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term or (v) any combination thereof.

During the six months ended June 30, 2026 and 2025, the Company did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

NOTE 7 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

At June 30, 2026, the Company held investments in five real estate properties, two of which are included in investments in real estate, and three of which are included in properties held for sale on the consolidated balance sheets.

In March 2026, the Company sold unimproved land located in the Northeast region for $20.0 million. This sale generated a gain of $3.3 million, net of selling costs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

The following table summarizes the book value of the Company’s acquired assets and assumed liabilities (in thousands, except amounts in the footnotes):

	June 30, 2026			December 31, 2025
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$58,311	$(8,964)	$49,347	$74,468	$(7,797)	$66,671
Right of use assets (2)(3)	19,664	(1,159)	18,505	19,665	(1,024)	18,641
Intangible assets (4)	9,469	(3,716)	5,753	9,469	(3,342)	6,127
Subtotal	87,444	(13,839)	73,605	103,602	(12,163)	91,439

Investments in real estate from lending activities:
Investments in real estate (1)	10,025	(397)	9,628	10,025	(281)	9,744
Right of use assets (2)(3)	399	(90)	309	399	(63)	336
Intangible assets (4)	364	(339)	25	364	(270)	94
Subtotal	10,788	(826)	9,962	10,788	(614)	10,174

Properties held for sale (5)	90,899	—	90,899	90,825	—	90,825
Total	$189,131	$(14,665)	$174,466	$205,215	$(12,777)	$192,438

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	$20,253	$651	$20,904	$19,565	$620	$20,185
Lease liabilities (3)(6)	45,337	—	45,337	44,958	—	44,958
Subtotal	65,590	651	66,241	64,523	620	65,143

Investments in real estate from lending activities:
Other liabilities	41	(41)	—	41	(41)	—
Lease liabilities (3)(6)	382	—	382	378	—	378
Subtotal	423	(41)	382	419	(41)	378

Liabilities held for sale (7)	3,233	—	3,233	3,131	—	3,131
Total	$69,246	$610	$69,856	$68,073	$579	$68,652

Total net investments in real estate and properties held for sale (8)	$119,885		$104,610	$137,142		$123,786

(1)
Investments in real estate include $1.0 million and $15.2 million of land, which is not depreciable, at June 30, 2026 and December 31, 2025, respectively. Also includes $327,000 and $3.7 million of construction in progress, which is also not depreciable until placed in service, at June 30, 2026 and December 31, 2025, respectively. Depreciation expense for the three and six months ended June 30, 2026, was $649,000 and $1.3 million, respectively. Depreciation expense for the three and six months ended June 30, 2025, was $620,000 and $1.2 million, respectively.
(2)
Primarily comprises a $18.3 million and $18.4 million right of use asset, at June 30, 2026 and December 31, 2025, respectively, associated with an acquired ground lease disclosed in footnote (6) below accounted for as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations.
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

Additionally, the Company entered into an operating lease associated with a parking lease at a newly acquired property. The associated right of use asset has a value of $300,000 and $322,000 at June 30, 2026 and December 31, 2025, respectively.
(3)
Refer to Note 8 for additional information on the Company’s remaining operating leases.
(4)
Primarily comprises a franchise intangible of $3.3 million and $3.5 million, a management contract intangible of $2.5 million and $2.6 million, in-place leases of $5,000 and $7,000 and a customer list intangible of $21,000 and $87,000, at June 30, 2026 and December 31, 2025, respectively.
(5)
At June 30, 2026 and December 31, 2025, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, a student housing property acquired in April 2022 and an office property acquired via deed-in-lieu of foreclosure in June 2023.
(6)
Primarily comprised of a $45.1 million and $44.7 million ground lease at June 30, 2026 and December 31, 2025, respectively. The ground lease has a remaining term of 90 years. Lease expense was $1.4 million for both the six months ended June 30, 2026 and 2025, and $725,000 and $705,000 for the three months ended June 30, 2026 and 2025, respectively.
(7)
Comprised of an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers to the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining. At June 30, 2026, 90 years remain in its term.

In December 2024, the Company entered into a parking lease at an asset acquired in August 2024. The parking lease allows the Company to have access to a designated amount of parking spots adjacent to the building which the Company operates. The lease payments increase 2.00% per year until 2123, or a 99-year lease. At June 30, 2026, 98 years remain in its term.

The following table summarizes the expenses of intangible assets, right of use assets and leases related to investments in real estate and other acquired assets and assumed liabilities (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Assets:
Amortization related to intangible assets	$221	$221	$443	$324
Amortization related to right of use assets	82	82	164	164
Liabilities:
Accretion related to ground lease liability	$676	$656	$1,347	$1,307
Lease payments	472	458	943	916

The following table summarizes the Company's expected fiscal year amortization expense on its intangible lease assets (in thousands):

Amortization Expense
Remainder of 2026	$392
2027	756
2028	748
2029	748
2030	748
2031	748
Total	$4,140

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

•
Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (dollars in thousands):

	June 30, 2026	December 31, 2025
Operating Leases:
Right of use assets	$442	$499
Lease liabilities	$(484)	$(544)

Weighted average remaining lease term:	3.2 years	3.7 years
Weighted average discount rate (1):	8.70%	8.70%

(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

The following table summarizes the Company’s operating lease costs and cash payments during the periods indicated (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Lease Cost:
Operating lease cost	$40	$40	$80	$80

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$41	$40	$81	$79

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2026	$83
2027	170
2028	174
2029	132
Subtotal	559
Less: impact of discount	(75)
Total	$484

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at June 30, 2026 and December 31, 2025 and equity in earnings (losses) of unconsolidated entities for the three and six months ended June 30, 2026 and 2025 (dollars in thousands, except in the footnotes):

				Earnings (Losses) of Unconsolidated Entities
	Ownership %			For the Three Months Ended June 30,		For the Six Months Ended June 30,
	at June 30, 2026	June 30, 2026	December 31, 2025	2026	2025	2026	2025
Unsecured Junior Subordinated Debentures(1)	3%	$1,548	$1,548	$—	$—	$—	$—
65 E. Wacker Joint Venture, LLC (2)	90%	28,705	27,689	532	(553)	1,016	(741)
7720 McCallum JV, LLC (3)	50%	—	—	(21)	152	(129)	(152)
Pacmulti Affiliates JV, LLC (4)	50%	—	—	(81)	(268)	(212)	(268)
Total		$30,253	$29,237	$430	$(669)	$675	$(1,161)

(1)
During the three and six months ended June 30, 2026 and 2025, dividends from the investments in RCT I's and RCT II's common shares in the amounts of $31,000 and $62,000 and $33,000 and $66,000, respectively, are recorded in other revenue on the Company's consolidated statements of operations.
(2)
Refer to Note 3 for details regarding the Wacker JV.
(3)
Refer to Note 3 for details regarding the McCallum JV.
(4)
Refer to Note 3 for details regarding the Pacmulti JV.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

NOTE 10 - BORROWINGS

The Company historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At June 30, 2026
ACR 2026-FL4 Senior Notes	$879,499	$5,798	$873,701	5.31%	18.1 years	$1,016,762
CRE - term reinvestment financing facility	625,267	2,501	622,766	5.40%	4.4 years	917,369
Senior secured financing facility	56,503	105	56,398	7.48%	1.5 years	147,861
CRE - term warehouse financing facilities	8,447	324	8,123	5.27%	0.3 years	10,602
Mortgage payable	21,678	774	20,904	7.25%	2.9 years	26,970
5.75% Senior Unsecured Notes	150,000	94	149,906	5.75%	0.1 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	7.89%	10.2 years	—
Total	$1,792,942	$9,596	$1,783,346	5.55%	10.8 years	$2,119,564

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2025:
CRE - term reinvestment financing facility	$731,002	$2,835	$728,167	5.50%	4.8 years	$1,009,622
Senior secured financing facility	63,099	1,454	61,645	7.53%	2.1 years	166,526
CRE - term warehouse financing facilities	534,760	898	533,862	5.54%	0.8 years	693,937
Mortgage payable	20,185	—	20,185	7.57%	0.3 years	26,964
5.75% Senior unsecured notes	150,000	469	149,531	5.75%	0.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	7.97%	10.7 years	—
Total	$1,550,594	$5,656	$1,544,938	5.73%	3.1 years	$1,897,049

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitization at June 30, 2026 (in thousands):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through June 30, 2026
ACR 2026-FL4	February 2026	August 2044	August 2028	$—
(1)
The reinvestment period is the period in which principal proceeds may be used to acquire CRE loans for reinvestment into the securitization.

The investments held by the Company’s securitization collateralize the securitization’s borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitization held by the Company at June 30, 2026 were eliminated in consolidation. The Company did not have any securitizations outstanding at December 31, 2025. In March 2025, the Company exercised the optional redemption on ACR 2021-FL1 and ACR 2021-FL2 in conjunction with the closing of the CRE term reinvestment facility (see below).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

ACR 2026-FL4

In February 2026, the Company closed ACR 2026-FL4, a CRE debt securitization transaction that can finance up to $1.0 billion of CRE loans. ACR 2026-FL4 issued a total of $879.5 million of non-recourse, floating-rate notes to third parties at par. Additionally, the Company retained 100% of the Class F notes, Class G notes and Income notes. ACR 2026-FL4 includes a 180-day ramp up acquisition period that allows it to acquire CRE loans using unused proceeds from the issuance of the non-recourse floating-rate notes, to which the Company fully utilized for new loan originations as of March 31, 2026. Additionally, ACR 2026-FL4 includes a reinvestment period, which ends in August 2028, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds.

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

June 30, 2026

(unaudited)

Financing Arrangements

Borrowings under the Company’s financing arrangements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to these arrangements (dollars in thousands, except amounts in the footnotes):

	June 30, 2026				December 31, 2025
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Reinvestment Financing Facility
JPMorgan Chase Bank, N.A. (1)	$622,766	$917,369	30	5.40%	$728,167	$1,009,622	34	5.50%

Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	56,398	147,861	4	7.48%	61,645	166,526	5	7.53%

CRE - Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A. (3)	—	—	—	—%	116,488	149,000	3	5.50%
Morgan Stanley Mortgage Capital Holdings LLC (4)(5)	8,123	10,602	—	5.27%	417,374	544,937	12	5.55%

Mortgage Payable
HGM CRE LP (6)	20,904	26,970	1	7.25%	—	—	—	—%
ReadyCap Commercial, LLC	—	—	—	—%	20,185	26,964	1	7.57%
Total	$708,191	$1,102,802			$1,343,859	$1,897,049

(1)
Includes $2.5 million and $2.8 million of deferred debt issuance costs at June 30, 2026 and December 31, 2025, respectively.
(2)
Includes $105,000 and $1.5 million of deferred debt issuance costs at June 30, 2026 and December 31, 2025, respectively.
(3)
Includes $352,000 of deferred debt issuance costs at December 31, 2025.
(4)
Includes $324,000 and $546,000 of deferred debt issuance costs at June 30, 2026 and December 31, 2025, respectively, which includes $37,000 of deferred debt issuance costs at June 30, 2026 from another term warehouse financing facility with no balance.
(5)
Collateral is composed of seven future funding participations that are components of assets held by ACR 2026-FL4 at June 30, 2026.
(6)
Includes $774,000 of deferred debt issuance costs at June 30, 2026.

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands, except amounts in footnotes):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At June 30, 2026
CRE - Term Reinvestment Financing Facility (1)(2)
JPMorgan Chase Bank, N. A.	$316,543	4.4 years	5.40%
Senior Secured Financing Facility (1)
Massachusetts Mutual Life Insurance Company	$91,991	1.5 years	7.48%
CRE - Term Warehouse Financing Facilities (1)(2)
JPMorgan Chase Bank, N. A.	$—	0.1 years	—%
Morgan Stanley Mortgage Capital Holdings LLC	$2,188	0.3 years	5.27%
Mortgage Payable
HGM CRE LP(3)	$5,161	2.9 years	7.25%

(1)
Equal to the total of the estimated fair value of securities or loans sold and accrued interest receivable, minus the total of the financing agreement liabilities and accrued interest payable.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

(2)
The Company is required to maintain a total minimum unencumbered liquidity balance of $20.0 million.
(3)
Equal to the total of the estimated fair value of real estate property investment financed, minus the total of the mortgage payable agreement liabilities and accrued interest payable.

The Company was in compliance with all financial covenants in each of the respective agreements at June 30, 2026 and December 31, 2025.

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

The JPMorgan Chase 2025 Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of the ACRES SPE 2025-1, LLC, ("Seller SPE") or the Company; breaches of covenants and/or certain representations and warranties; and a judgment in an amount greater than $250,000 against the Seller SPE or ACRES RF or $10.0 million against the Company. The remedies for such events of default are also customary for this type of financing arrangement and include the acceleration of the principal amount outstanding under the JPMorgan Chase 2025 Facility and the liquidation by JPMorgan Chase of purchased assets then subject to the JPMorgan Chase 2025 Facility. In October 2025, the JPMorgan Chase 2025 Facility was amended to allow AMF Levered II, LLC to purchase a non-controlling interest in the Seller SPE. At June 30, 2026, AMF Levered II, LLC owned $135.2 million non-controlling interest, or 43.2%, of the Seller SPE and assumed a proportionate share of risk in the portfolio.

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

June 30, 2026

(unaudited)

CRE - Term Warehouse Financing Facilities

In October 2018, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase agreement (the "JPMorgan Chase Facility") with JP Morgan Chase to finance the origination of CRE loans. As amended, the JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and was set to mature in July 2026. In March 2025, the Company entered into Amendment No. 6 to Guarantee, by and between the Company and JPMorgan Chase, which makes certain amendments and modifications to the Guarantee, dated October 26, 2018 between the Company and JPMorgan Chase, as amended (the "JPM Guarantee") including but not limited to amending (capitalized terms each as defined in the JPM Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. In August 2025, the Company entered into Amendment No. 7 to Guarantee, by and between the Company and JPMorgan Chase, which makes certain amendments and modifications to the Guarantee, dated October 26, 2018 between the Company and JPMorgan Chase, as amended the JPM Guarantee, to amend the terms of the debt service coverage period. In July 2026, the Company entered into Amendment No. 5 to the JPMorgan Chase Facility, extending its maturity to July 2028. The Company also has the right to request two one-year extensions.

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

Mortgage Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of the FSU Student Venture, entered into a Loan Agreement (the "Mortgage") with ReadyCap Commercial, LLC ("ReadyCap") to finance the acquisition of a student housing complex. The Mortgage is interest only and has a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. Initially, the Mortgage charged interest of 30-day average SOFR plus a spread of 3.80%. The Mortgage was amended in October 2022 to charge interest of one-month Term SOFR plus a spread of 3.80%. The Mortgage was paid off in May 2026.

In May 2026, Chapel Drive West, LLC, entered into a Loan Agreement (the "HGM Mortgage") with HGM CRE LP ("HGM") to finance an existing student housing complex. The HGM Mortgage is interest only and has a maximum principal balance of $23.8 million, of which $21.7 million was advanced in the initial funding. The HGM Mortgage charges interest of one-month Term SOFR plus a spread of 3.50%. The HGM Mortgage is scheduled to mature in June 2029, subject to two one-year extension options.

The HGM Mortgage contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

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

June 30, 2026

(unaudited)

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

Corporate Debt

5.75% Senior Unsecured Notes Due 2026

On August 16, 2021, the Company issued $150.0 million of its 5.75% senior unsecured notes due 2026 (the "5.75% Senior Unsecured Notes") pursuant to its Indenture dated August 16, 2021 (the "Base Indenture"), between it and Wells Fargo, now Computershare Trust Company, N.A. ("CTC"), as trustee (the "Trustee"), as supplemented by the First Supplemental Indenture, dated August 16, 2021, between it and Wells Fargo (now CTC) (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"). The Company may at its option redeem the 5.75% Senior Unsecured Notes, at any time, in whole or in part, on not less than 15 nor more than 60 days’ prior notice, at a redemption price equal to 100% of the principal amount of the 5.75% Senior Unsecured Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. The 5.75% Senior Unsecured Notes mature in August 2026.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at June 30, 2026 and December 31, 2025. The interest rates for RCT I and RCT II, at June 30, 2026, were 7.91% and 7.88%, respectively. The interest rates for RCT I and RCT II, at December 31, 2025, were 7.90% and 8.05%, respectively.

Contractual maturity dates of the Company’s borrowings' principal outstanding by category and year are presented in the table below (in thousands):

	Total	2026	2027	2028 (1)	2029	2030 and Thereafter
At June 30, 2026
CRE securitization	$879,499	$—	$—	$—	$—	$879,499
CRE - term reinvestment financing facility	625,267	—	—	—	—	625,267
Senior Secured Financing Facility	56,503	—	56,503	—	—	—
CRE - term warehouse financing facilities	8,447	8,447	—	—	—	—
Mortgage payable	21,678	—	—	—	21,678	—
5.75% Senior Unsecured Notes	150,000	150,000	—	—	—	—
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,792,942	$158,447	$56,503	$—	$21,678	$1,556,314

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

(1)
There are no contractual maturities due in 2028.

NOTE 11 - SHARE ISSUANCE AND REPURCHASE

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent ("JonesTrading"), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the 7.875% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"). Sales of the Series D Preferred Stock may be made in transactions that are deemed to be "at the market" offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the six months ended June 30, 2026 and the year ended December 31, 2025, the Company did not issue any Series D Preferred Stock through this agreement.

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

At June 30, 2026, the Company had 4.8 million shares of Series C Preferred Stock and 4.5 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

In November 2021, the board of directors, (the "Board"), authorized and approved the continued use of its existing share repurchase program to repurchase an additional $20.0 million of the outstanding shares of the Company's common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. From November 2023 through October 2025, the Board authorized and approved the repurchase of an additional $32.5 million of outstanding shares of both common and preferred stock. In December 2025, the authorized amount was fully utilized. During the six months ended June 30, 2025, the Company repurchased $9.4 million of its common stock, representing 491,749 shares.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

The Company recognized stock-based compensation expense of $4.9 million and $5.4 million, respectively, during the three and six months ended June 30, 2026 and $585,000 and $1.4 million, respectively, during the three and six months ended June 30, 2025 related to restricted stock. Included in the three and six months ended June 30, 2026 is $4.0 million of stock-based compensation expense the Company recognized in the second quarter related to the accelerated vesting of the Manager's outstanding unvested shares in connection with the pending Merger (discussed in Note 16).

In March 2026, the Company issued a total of 243,640 shares of common stock under its Manager Plan to ACRES Share Holdings, LLC, a subsidiary of the Manager, and under the Omnibus Plan to the Company’s directors (with the exception of Messrs. Fentress and Fogel), after the Company reached the established per share book value target of $30.00 per share. Each grant vests 25% over four years. Of this amount, ACRES Share Holdings, LLC was granted 204,765 shares of common stock and now holds approximately 16% of the Company’s outstanding common stock. Additionally, in March 2026, the Company granted ACRES Share Holdings, LLC a stock ownership waiver allowing it to exceed the 9.8% ownership limitations set forth in the Company's charter. The stock ownership waiver allows ACRES Share Holdings, LLC to hold up to 18% of the Company's outstanding shares of common stock. There were no shares of common stock issued for the three months ended June 30, 2026. No shares of common stock were issued to the Manager or the Company’s directors during the three and six months ended June 30, 2025.

On June 22, 2026, the Company’s shareholders approved the adoption of the ACRES Commercial Realty Corp. 2026 Omnibus Equity Incentive Plan (the “2026 EIP”). The number of shares of common stock that may be issued under the 2026 EIP is 975,000 shares, plus 457,172 shares that remain available for issuance under the Omnibus Plan as of June 30, 2026, plus any lapsed awards under the Omnibus Plan. The 2026 EIP will be administered by the Compensation Committee and shall extend to June 2036.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended ("Management Agreement"), incentive compensation is paid quarterly. Up to 75% of the incentive compensation may be paid in cash and at least 25% must be paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the three and six months ended June 30, 2026 and 2025, the Company incurred no incentive compensation payable to the Manager. At June 30, 2026, there was no incentive compensation payable within Management fee payable - related party on the consolidated balance sheets.

The Company did not issue shares of common stock to the Manager under the Management Agreement during the six months ended June 30, 2026 or 2025.

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2026	296,430	32,156	328,586	$13.40
Issued	204,765	38,885	243,650	19.19
Vested	(501,195)	(15,482)	(516,677)	15.68
Unvested shares at June 30, 2026	—	55,559	55,559	$17.61

The unvested shares of restricted common stock that are expected to vest during the following years:

Shares
2027	18,046
2028	18,060
2029	9,716
2030	9,737
Total	55,559

At June 30, 2026, total unrecognized compensation costs relating to unvested restricted stock was $707,000 based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 3.5 years.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

NOTE 13 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(5,022)	$4,324	$2,506	$3,594
Net income allocated to preferred shares	(5,096)	(5,282)	(10,210)	(10,595)
Net (income) loss allocable to non-controlling interest, net of taxes	(2,401)	226	(5,838)	410
Net loss allocable to common shares	$(12,519)	$(732)	$(13,542)	$(6,591)

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	6,693,915	6,858,629	6,626,763	6,914,128
Weighted average number of warrants outstanding (1)	—	391,995	—	391,995
Total weighted average number of common shares outstanding - basic	6,693,915	7,250,624	6,626,763	7,306,123
Effect of dilutive securities - unvested restricted stock(2)	—	—	—	—
Weighted average number of common shares outstanding - diluted	6,693,915	7,250,624	6,626,763	7,306,123

Net loss per common share - basic	$(1.87)	$(0.10)	$(2.04)	$(0.90)
Net loss per common share - diluted	$(1.87)	$(0.10)	$(2.04)	$(0.90)

(1)
See Note 11 for further details regarding the warrants.
(2)
Excludes 19,388 and 150,172 and 207,822 and 319,687 shares of common stock as they were anti-dilutive for the three and six months ended June 30, 2026 and 2025, respectively.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not pay any common share distributions.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

The following table presents distributions declared (on a per share basis) for the six months ended June 30, 2026 and the year ended December 31, 2025 with respect to the Company's Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2026
June 30	July 30	$2,877	$0.5993994	July 30	$2,219	$0.4921875
March 31	April 30	$2,878	$0.5996150	April 30	$2,219	$0.4921875
2025
December 31	January 30, 2026	$2,930	$0.6103331	January 30, 2026	$2,219	$0.4921875
September 30	October 30	3,071	0.6398100	October 30	2,219	0.4921875
June 30	July 30	3,062	0.6379156	July 30	2,219	0.4921875
March 31	April 30	3,064	0.6383681	April 30	2,219	0.4921875

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the six months ended June 30, 2026 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2026	$(1,603)
Amounts reclassified from accumulated other comprehensive loss (1)	638
Balance at June 30, 2026	$(965)

(1)
Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

NOTE 16 - RELATED PARTY TRANSACTIONS

Relationship with ACRES Capital Corp. and certain of its Subsidiaries. The Manager is a subsidiary of ACRES Capital Corp., of which Andrew Fentress, the Company’s Chairman, serves as Managing Partner, and Mark Fogel, the Company’s President, Chief Executive Officer and Director, serves as Chief Executive Officer and President. Mr. Fentress and Mr. Fogel are also shareholders and board members of ACRES Capital Corp.The Company has a Management Agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and receives management fees.

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

On April 29, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ACRES Holdings Sub LLC (“Merger Sub”), a subsidiary of the Company, on one hand and ACRES Capital Corp. (“ACC”) and the Manager, on the other hand, pursuant to which ACC will be merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, among other things, (i) the Company will acquire the Manager, (ii) the Manager will cease to perform any outside management services for the Company, (iii) the Company and the Manager will terminate the existing Management Agreement between the parties, and (iv) the Company will become internally managed (the “Internalization”).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

The closing of the Merger (the “Closing”) is subject to a number of conditions, including the issuance of common stock at the closing which was approved by the Company’s common stockholders at the Company’s 2026 Annual Meeting in June 2026. The Company expects to close the Merger (and consummate the Internalization) in the third quarter of 2026.

Pursuant to the Merger Agreement, at closing, (i) each outstanding share of common stock, $0.0001 par value per share, of ACC ("ACC Common Stock") will be converted into the right to receive 2.61882 shares of common stock, $0.001 par value per share, of the Company (the “ACR Common Stock") and (ii) the Management Agreement, will terminate for no additional consideration. The Company expects to issue a maximum of approximately 7.5 million shares of ACR Common Stock at Closing, the exact number of which will be determined based on the number of outstanding shares of ACC Common Stock immediately prior to the Closing. The 1.2 million shares of ACR Common Stock previously issued to and held by ACRES Share Holdings, LLC (discussed below) to the Manager will be retired upon close of the Merger.

Under the terms of the existing Management Agreement, for the three and six months ended June 30, 2026, the Manager earned base management fees of $1.6 million and $3.1 million, respectively and $1.6 million and $3.2 million for the three and six months ended June 30, 2025, respectively.

For the three and six months ended June 30, 2026 and 2025, the Manager did not earn an incentive management fee.

At June 30, 2026, $521,000 of base management fees were payable by the Company to the Manager. At December 31, 2025, no base management fee was payable by the Company to the Manager. At June 30, 2026 and December 31, 2025, there was no incentive management fee payable.

The Company reimbursed the Manager $843,000 and $1.9 million, for the three and six months ended June 30, 2026, respectively, and $1.2 million and $2.3 million, for the three and six months ended June 30, 2025, respectively, for all such compensation and costs. At June 30, 2026 and December 31, 2025, the Company had payables to the Manager pursuant to the Management Agreement totaling $1.2 million and $466,000, respectively, related to such compensation and costs. The Company’s base management fee payable was recorded in management fee payable while expense reimbursement payables were recorded in accounts payable and other liabilities on the consolidated balance sheets.

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

In March 2025, ACRES RF amended and restated the promissory note in connection with the ACRES Loan to provide for a six-month option for ACRES Holdings, LLC to draw an additional balance of $7.0 million. The six-month option period ended and ACRES Holdings, LLC did not draw the additional balance.

On July 31, 2026, ACRES RF entered into a letter agreement (the "Letter Agreement") with ACC in connection with the ACRES Loan to extend the maturity date of the ACRES Loan to August 30, 2026 and waive the extension fee.

The Company recorded interest income of $78,000 and $156,000 for the three and six months ended June 30, 2026 and $80,000 and $160,000 for the three and six months ended June 30, 2025, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. At June 30, 2026 and December 31, 2025, the ACRES Loan had a principal balance of $10.3 million and $10.4 million, respectively, recorded in loan receivable - due from Manager on the consolidated balance sheets. At June 30, 2026, the ACRES Loan had accrued interest receivable of $26,000. At December 31, 2025, the ACRES Loan had no accrued interest receivable.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

Relationship with ACRES Mortgage Loan Funding, LLC. In July 2025, the Company sold $45.8 million of a $72.0 million CRE whole loan commitment that originated in the second quarter of 2025 to ACRES Mortgage Loan Funding, LLC. The Company transferred $344,000 of the origination fee related to the portion of this CRE whole loan to ACRES Capital, LLC. No loans were co-originated during the six months ended June 30, 2026.

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

During the three and six months ended June 30, 2026, ACRES Capital Servicing received no portfolio servicing fees nor any special servicing fees. During the three months ended June 30, 2025, ACRES Capital Servicing received no portfolio servicing fees and did not earn any special servicing fees. During the six months ended June 30, 2025, ACRES Capital Servicing received no portfolio servicing fees and earned $182,000 in special servicing fees with no reduction to interest income.

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

Relationship with ACRES Development Management, LLC. ACRES Development Management, LLC ("DevCo") is a wholly owned subsidiary of ACRES Capital Corp., the parent of the Manager. DevCo acts in various capacities as a co-developer or owner’s representative for direct equity investments within the Company’s portfolio. The Company entered into three development agreements with DevCo (the "Development Agreements") between November 2021 and April 2022, between the joint venture entity of the CRE equity investments acquired through direct investment. At June 30, 2026, no development agreement remains active.

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. The Company did not incur nor pay fees for services rendered under these agreements for the three and six months ended June 30, 2026 and 2025.

Relationship with ACRES Share Holdings, LLC. During the three and six months ended June 30, 2026 and 2025, the Company did not issue any shares to ACRES Share Holdings, LLC in connection with the incentive compensation payable to the Manager under the Management Agreement.

Under the Manager Plan, the Company can issue restricted shares of common stock to ACRES Share Holdings, LLC after meeting the established per share book value hurdle. The grants vest 25% per year over four years.

In March 2026, the Company issued a total of 204,765 shares of common stock under its Manager Incentive Plan to ACRES Share Holdings, LLC, a subsidiary of the Manager after the Company reached the established per share book value target of $30.00 per share. Each grant vests 25% over four years. Additionally, in March 2026, the Company granted ACRES Share Holdings, LLC a stock ownership waiver allowing it to exceed the 9.8% ownership limitations set forth in the Company's charter. The stock ownership waiver allows ACRES Share Holdings, LLC to hold up to 18% of the Company's outstanding shares of common stock. There was no activity for the three months ended June 30, 2026 and six months ended June 30, 2025.

In April 2026, the Board approved the acceleration of the Manager's outstanding unvested shares upon shareholder approval of the share issuance in connection with the pending Merger. The Company's shareholders approved the issuance on June 22, 2026 and the 352,384 outstanding unvested shares were accelerated at that time. All of the Manager's shares are now fully amortized and vested.

Relationship with McCallum JV. In September 2024, ACRES RF, a direct, wholly owned subsidiary, entered into a $33.7 million senior loan commitment and a $1.5 million mezzanine loan commitment (the "McCallum JV loans") with McCallum JV in which the Company holds a 50% interest. The McCallum JV loans have an initial maturity date of September 5, 2027. The senior loan has a rate of one-month Term SOFR plus a spread of 2.75%, while the mezzanine loan has a fixed rate of 20.00%. At June 30, 2026, the McCallum JV loans were fully funded. The Company recorded interest income $622,000 and $1.2 million for the three and six months
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

ended June 30, 2026 and $617,000 and $1.2 million for the three and six months ended June 30, 2025, respectively, on the McCallum JV loans. At June 30, 2026 and December 31, 2025, the Company had $1.3 million and $916,000, respectively, of accrued interest outstanding.

Relationship with Pacmulti JV. In March 2025, ACRES RF, a direct, wholly owned subsidiary, entered into a $70.8 million senior loan commitment and a $13.5 million mezzanine loan commitment (the "Pacmulti JV loans") with Pacmulti JV in which the Company holds a 50% interest. The Pacmulti JV loans have an initial maturity date of May 5, 2030. The senior loan has a rate of one-month Term SOFR plus a spread of 3.41%, while the mezzanine loan has a fixed rate of 15.00%. At June 30, 2026, the Pacmulti JV loans were fully funded. The Company recorded interest income of $1.3 million and $2.5 million for the three and six months ended June 30, 2026 and $1.6 million and $1.7 million for the three and six months ended June 30, 2025, respectively, on the Pacmulti JV loans. At June 30, 2026 and December 31, 2025, the Company had $5.6 million and $4.8 million, respectively, of accrued interest outstanding.

Relationship with AMF Levered II, LLC. During the year ended December 31, 2025, AMF Levered II, LLC, a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., purchased a $125.0 million non-controlling interest in SPE 2025-1, LLC. In March 2026, AMF Levered II, LLC purchased an additional $1.1 million non-controlling interest in SPE 2025-1. During the three and six months ended June 30, 2026, the Company allocated $2.6 million and $6.0 million, respectively, in earnings related to operations and did not distribute any income, net of expenses to AMF Levered II, LLC. During the three and six months ended June 30, 2025, the Company did not allocate any earnings related to operations and did not distribute any income to AMF Levered II, LLC. At June 30, 2026, AMF Levered II, LLC owns 43.2% of SPE 2025-1 and assumed its proportionate share of risk in the underlying assets and the liabilities, including the JPMorgan Chase 2025 Facility. Additionally, at each of June 30, 2026 and December 31, 2025, the Company had a distribution payable balance of $516,000. During the six months ended June 30, 2026, the Company purchased two CRE whole loan commitments totaling $61.4 million from AMF Levered II, LLC.

Relationship with AMF Levered III, LLC. In March 2026, the Company sold $29.1 million par and the remaining unfunded commitments of a $120.0 million CRE whole loan commitment that originated in the fourth quarter of 2025 to AMF Levered III, LLC, a wholly owned subsidiary of ACRES Mortgage Fund, Ltd.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at either June 30, 2026 or December 31, 2025.

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

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. The Company’s floating-rate CRE loans had interest rates from 4.38% to 10.63% and 4.63% to 10.88% at June 30, 2026 and December 31, 2025, respectively.

Preferred equity investments. The fair value of the Company's preferred equity investment is measured by discounting the expected cash flows using the future expected coupon rates. The Company's preferred equity investment is discounted at a rate of 10.00%.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

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

The fair values of the Company’s financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value(1)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2026:
Assets:
CRE whole loans	$2,098,074	$2,127,806	$—	$—	$2,127,806
CRE preferred equity investment	9,691	9,999	—	—	9,999
Loan receivable - due from Manager	10,250	10,052	—	—	10,052
Liabilities:
Senior notes in CRE securitizations	873,701	880,207	—	—	880,207
CRE term reinvestment facility	622,766	625,267	—	—	625,267
Senior secured financing facility	56,398	56,503	—	—	56,503
Warehouse financing facilities	8,123	8,447	—	—	8,447
Mortgage payable	20,904	21,678	—	—	21,678
5.75% Senior Unsecured Notes	149,906	150,030	—	—	150,030
Junior subordinated notes	51,548	43,393	—	—	43,393
At December 31, 2025:
Assets:
CRE whole loans	$1,800,784	$1,828,299	$—	$—	$1,828,299
CRE preferred equity investment	9,185	9,511	—	—	9,511
Loan receivable - due from Manager	10,375	9,337	—	—	9,337
Liabilities:
CRE term reinvestment facility	728,167	731,002	—	—	731,002
Senior secured financing facility	61,645	63,099	—	—	63,099
Warehouse financing facilities	533,862	534,760	—	—	534,760
Mortgage payable	20,185	20,185	—	—	20,185
5.75% Senior Unsecured Notes	149,531	148,740	—	—	148,740
Junior subordinated notes	51,548	42,777	—	—	42,777

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

June 30, 2026

(unaudited)

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

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At June 30, 2026 and December 31, 2025, the Company had losses of $1.0 million and $1.6 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three and six months ended June 30, 2026, the Company recorded amortization expense of $312,000 and $638,000, respectively, reported in interest expense on the consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recorded amortization expense of $420,000 and $835,000, respectively, reported in interest expense on the consolidated statements of operations.

For the three and six months ended June 30, 2025, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 and $45,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements. At December 31, 2025, the Company fully accreted the unrealized balance from the gain attributable to two terminated interest rate swaps, and therefore no accretion income was recorded for the three and six months ended June 30, 2026.

The following table presents the effect of the derivative instruments on the consolidated statements of operations during the six months ended June 30, 2026 and 2025 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest rate swap contracts, hedging	Interest expense	$(638)	$(790)

(1)
Negative values indicate a decrease to the associated consolidated statements of operations line items.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. The Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2026.

The Company did not have any general litigation reserve at June 30, 2026 or December 31, 2025.

Other Guarantees

See description of 65 E. Wacker Joint Venture, LLC in Note 3.

Unfunded Commitments

The Company's CRE loans had $81.4 million and $88.6 million in unfunded loan commitments at June 30, 2026 and December 31, 2025, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

June 30, 2026

(unaudited)

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

NOTE 21 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Note 10 and 16, that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

• our ability to maintain compliance with over-collateralization and interest coverage tests in our collateralized loan obligations ("CLOs");

• environmental and/or safety requirements;

• our ability to satisfy complex rules in order for us to qualify as a real estate investment trust ("REIT"), for federal income tax purposes and qualify for our exemption under the Investment Company Act of 1940, as amended, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

• legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company); and

• the factors described in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including those set forth under the sections captioned "Risk Factors," "Business" and "Management’s Discussion and Analysis of Financial Conditions and Results of Operations," as applicable.

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

As previously reported, on April 29, 2026, we entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which we will acquire ACC in an all-stock transaction (the "Merger"). As a result of the Merger, among other things, we will acquire our Manager, and transition from an externally-managed REIT to an internally-managed REIT (the "Internalization") which we expect will close in the third quarter. Being internally managed will further align the interest of our seasoned management team with its shareholders. Additionally, the Merger will enhance our financial profile through the recognition of third-party fee income earned from an evergreen fund vehicle, separately managed accounts and a growing insurance platform.

We originate transitional floating-rate CRE loans with a target size between $10.0 million and $100.0 million. During the six months ended June 30, 2026, we originated nine new CRE floating-rate whole loans, purchased one new CRE floating-rate whole loan and purchased a participation in an existing CRE floating-rate whole loan, with total commitments of $495.6 million and funded $31.4 million of loan commitments. These increases were offset by loan payoffs and sales during the six months ended June 30, 2026 in the amount of $203.3 million and unfunded commitments of $24.2 million, producing a net increase to the portfolio of $299.5 million. During the year ended December 31, 2025, we originated 14 new CRE floating-rate whole loans, with total commitments of $733.0 million, one new $15.0 million CRE mezzanine loan, one new $9.3 million CRE preferred equity investment and net funded commitments of $3.1 million. Loan payoffs and sales during the year ended December 31, 2025 were $418.9 million, producing a net increase to the portfolio of $341.5 million.

Our CRE loan portfolio, which had carrying values of $2.1 billion and $1.8 billion at June 30, 2026 and December 31, 2025, respectively, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, student housing, hospitality, office, self-storage, mixed-use and retail. All but five of our CRE whole loans were current on contractual payments at June 30, 2026.

(Back to Index)

(Back to Index)

•
Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At both June 30, 2026 and December 31, 2025, no individual mezzanine loans were included in CRE loans held for investment on our consolidated balance sheet.
•
Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments. At June 30, 2026 and December 31, 2025, we had one preferred equity investment included in CRE loans held for investment with a carrying value of $9.7 million and $9.2 million, respectively. We also hold the first mortgage CRE whole loan on the underlying collateral for this investment.

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

In a business environment where benchmark rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In certain cases, the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At June 30, 2026, 74% of the par value of our CRE loan portfolio had interest rate caps or funded debt service reserves in place. Our interest rate caps have a weighted-average maturity of 15 months.

At June 30, 2026, our par-value $2.1 billion floating-rate CRE loan portfolio had a weighted average benchmark floor of 2.22%. At December 31, 2025, our par value $1.8 billion floating rate CRE loan portfolio had a weighted average benchmark floor of 1.78%. With the current trend of decreasing benchmark rates, we have seen the coupons on all of our floating-rate assets and debt decrease accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark interest rates are above our loan floors, the decrease in interest rates resulted in a decrease in our net interest income. See "Interest Rate Risk" in "Item 3: Quantitative and Qualitative Disclosures About Market Risk."

(Back to Index)

(Back to Index)

Our portfolio comprises loans with a diverse array of collateral types and locations. Multifamily continues to comprise the majority of our portfolio, with 80.8% of our portfolio allocated to multifamily at June 30, 2026 and 81.9% at December 31, 2025. The following charts show our portfolio allocation at carrying value by property type at June 30, 2026 and December 31, 2025:

PROPERTY TYPE AT JUNE 30, 2026

Office
11.4%
Hotel
4.8%
Mixed-Use, 2.3%
Self-Storage,
0.7%
Multifamily,
80.8%

PROPERTY TYPE AT DECEMBER 31, 2025

Office
12.7%
Hotel 3.2%
Mixed-Use
1.4%
Self-Storage
0.8%
Multifamily
81.9%

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. We did not acquire any real estate property in the three months ended June 30, 2026.

At June 30, 2026, the net carrying value of our net real estate-related assets and liabilities was $104.6 million on five properties owned, two of which are included in investments in real estate and three of which are included in properties held for sale on our consolidated balance sheets.

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

At June 30, 2026 and December 31, 2025, our financing arrangements were as follows (dollars in thousands):

(Back to Index)

(Back to Index)

	Outstanding Borrowings	Percentage of Borrowings
At June 30, 2026
CRE debt securitization (1)(2)	$873,701	48.9%
CRE - term reinvestment financing facility (1)(3)	622,766	34.9%
CRE - term warehouse financing facilities(1)	8,123	0.5%
Senior secured financing facility(1)	56,398	3.2%
Mortgage payable(1)	20,904	1.2%
5.75% Senior Unsecured Notes	149,906	8.4%
Unsecured junior subordinated debentures	51,548	2.9%
Total	$1,783,346	100.0%

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2025:
CRE - term reinvestment financing facility (1)(2)	$728,167	47.1%
CRE - term warehouse financing facilities(1)	533,862	34.6%
Senior secured financing facility(1)	61,645	4.0%
Mortgage payable(1)	20,185	1.3%
5.75% Senior Unsecured Notes	149,531	9.7%
Unsecured junior subordinated debentures	51,548	3.3%
Total	$1,544,938	100.0%

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

We reevaluate our current expected credit losses ("CECL") allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At June 30, 2026, the CECL allowance on our CRE loan portfolio was $21.1 million, or 1.0% of our $2.1 billion loan portfolio. During the six months ended June 30, 2026, we recorded a net provision for credit losses primarily attributable to a decline in macroeconomic factors, offset by improvements in the modeled credit risk of our loan portfolio and loan payoffs.

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

Additionally, the decline in our CECL reserves from our highest reserve balance at June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at June 30, 2026 of $21.1 million, or 1.0% of the par balance of our CRE loan portfolio, has been due to the following: the successful resolution of our individually evaluated loans with specific reserves, except for the charge-off noted above, the overall newer vintage of our CRE loan portfolio (with only 6.7% of the portfolio, at June 30, 2026, being originated prior to the fourth quarter of 2020) as well as the increased percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had the lowest credit losses of any asset class, and our percentage allocation of our CRE loan portfolio to multifamily at carrying value has grown from 58.4% at June 30, 2020 to 80.8% at June 30, 2026.

Common stock book value was $26.76 per share at June 30, 2026, a $3.25 per share decrease from December 31, 2025.

Results of Operations

Our net loss allocable to common shares for the three months ended June 30, 2026 was $12.5 million, or ($1.87) per share-basic ($1.87) per share-diluted) as compared to net loss allocable to common shares for the three months ended June 30, 2025 of $732,000 or ($0.10) per share-basic ($0.10 per share-diluted). Our net loss allocable to common shares for the six months ended June 30, 2026 was $13.5 million, or ($2.04) per share-basic ($2.04) per share-diluted), as compared to net loss allocable to common shares for the six months ended June 30, 2025 of $6.6 million, or ($0.90) per share-basic ($0.90) per share-diluted).

(Back to Index)

(Back to Index)

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and six months ended June 30, 2026 and 2025 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$10,189	37%	$14,315	$(4,126)
CRE mezzanine loans	(680)	(100)%	(680)	—
CRE preferred equity loan	256	100%	256	—
Other	(196)	(59)%	(146)	(50)
Total increase (decrease) in interest income	9,569	33%	13,745	(4,176)

Increase (decrease) in interest expense:
Securitized borrowings	12,152	100%	12,152	—
Senior secured financing facility	617	42%	652	(35)
CRE - term warehouse financing facilities	(519)	(46)%	(369)	(150)
CRE - term reinvestment financing facility	(4,481)	(32)%	(3,009)	(1,472)
5.75% Senior Unsecured Notes (3)	12	1%	12	—
Unsecured junior subordinated debentures	(79)	(7)%	—	(79)
Hedging (4)	(85)	(21)%	(85)	—
Total increase (decrease) in interest expense	7,617	38%	9,353	(1,736)
Net increase (decrease) in net interest income	$1,952		$4,392	$(2,440)

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended June 30, 2025.
(2)
Includes an increase in fee income of $391,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Net change pertains to amortization expense and is reflected in the change in volume.
(4)
Net decrease is due to a portion of the terminated swaps being fully amortized as of December 31, 2025.

(Back to Index)

(Back to Index)

	Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$14,476	26%	$22,548	$(8,072)
CRE mezzanine loans	(742)	(100)%	(742)	—
CRE preferred equity loan	504	100%	504	—
Other	965	163%	843	122
Total increase (decrease) in interest income	15,203	26%	23,153	(7,950)

Increase (decrease) in interest expense:
Securitized borrowings:
ACR 2026-FL4 Senior Notes	18,444	100%	18,444	—
ACR 2021-FL1 Senior Notes	(6,535)	(100)%	(6,535)	—
ACR 2021-FL2 Senior Notes	(6,554)	(100)%	(6,554)	—
Senior secured financing facility	451	15%	647	(196)
CRE - term warehouse financing facilities	1,018	28%	1,598	(580)
CRE - term reinvestment financing facility	3,076	19%	4,770	(1,694)
5.75% Senior Unsecured Notes (3)	23	—%	23	—
Unsecured junior subordinated debentures	(163)	(7)%	—	(163)
Hedging	(152)	(19)%	(152)	—
Total increase (decrease) in interest expense	9,608	22%	12,241	(2,633)
Net increase (decrease) in net interest income	$5,595		$10,912	$(5,317)
(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the six months ended June 30, 2025.
(2)
Includes an increase in fee income of $781,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Net change pertains to amortization expense and is reflected in the change in volume.
(4)
Net decrease is due to a portion of the terminated swaps being fully amortized as of December 31, 2025.

Net Change in Interest Income for the Comparative three and six months ended June 30, 2026 and 2025:

Aggregate interest income increased by $9.6 million and $15.2 million for the comparative three and six months ended June 30, 2026 and 2025. We attribute the change to the following:

CRE whole loans. The increase of $10.2 million and $14.5 million for the comparative three and six months ended June 30, 2026 and 2025 was primarily attributable to an increase in the daily average par value of our CRE portfolio resulting from loan production, offset by a decrease in the benchmark rate over the comparative period.

CRE mezzanine loans. The decrease of $680,000 and $742,000 for the comparative three and six months ended June 30, 2026 and 2025 was attributable to the origination and payoff of a mezzanine loan during the fiscal year 2025.

CRE preferred equity loan. The increase of $256,000 and $504,000 for the comparative three and six months ended June 30, 2026 and 2025 was attributable to the origination of a preferred equity loan in September 2025.

Other. The decrease of $196,000 for the comparative three months ended June 30, 2026 and 2025 was primarily attributable to a decrease in the daily average balance and yields on our interest earning money market accounts. The increase of $965,000 for the comparative six months ended June 30, 2026 and 2025 was primarily attributable to an increase in restricted cash from the close of our new CRE securitization, ACRES Commercial Realty 2026-FL4 Issuer, LLC ("ACR 2026-FL4"), and increase in yields on our interest earning money market accounts during the first quarter of fiscal year 2026.

(Back to Index)

(Back to Index)

Net Change in Interest Expense for the Comparative three and six months ended June 30, 2026 and 2025:

Aggregate interest expense increased by $7.6 million and $9.6 million for the comparative three and six months ended June 30, 2026 and 2025. We attribute the change to the following:

Securitized borrowings. The increase of $12.2 million and $5.4 million for the comparative three and six months ended June 30, 2026 and 2025 was primarily attributable to the issuance of our ACR 2026-FL4 securitization, offset by the redemptions of our ACR 2021-FL1 and ACR 2021-FL2 securitizations and a decrease in borrowings and the benchmark rate over the comparative periods.

Senior secured financing facility. The increase of $617,000 and $451,000 for the comparative three and six months ended June 30, 2026 and 2025 was primarily attributable to the acceleration of amortization of deferred debt issuance costs.

CRE - term warehouse financing facilities. The decrease of $519,000 for the comparative three months ended June 30, 2026 and 2025 was primarily attributable to a decrease in the average borrowings balance and benchmark rate over the comparative periods. The increase of $1.0 million for the comparative six months ended June 30, 2026 and 2025 was primarily attributable to an increase in the average daily borrowings balance during the first quarter of fiscal year 2026, offset by a decrease in the benchmark rate over the comparative periods.

CRE - term reinvestment financing facility. The decrease of $4.5 million for the comparative three months ended June 30, 2026 and 2025 was primarily attributable to a decrease in the average borrowings balance and benchmark rate over the comparative periods. The increase of $3.1 million for the comparative six months ended June 30, 2026 and 2025 was attributable to the March 2025 close and subsequent utilization of our CRE term reinvestment financing facility.

Unsecured junior subordinated debentures. The decrease of $79,000 and $163,000 for the comparative three and six months ended June 30, 2026 and 2025 was primarily attributable to a decrease in the benchmark rate over the comparative periods.

Hedging. The decrease of $85,000 and $152,000 for the comparative three and six months ended June 30, 2026 and 2025 was attributable to a portion of our terminated swaps being fully amortized.

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and six months ended June 30, 2026 and 2025 (dollars in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$2,149,347	$38,006	7.09%	$1,364,030	$27,817	8.18%
CRE mezzanine loans	—	—	—%	19,700	680	13.65%
CRE preferred equity loan	9,761	256	10.54%	—	—	—%
Other	20,144	138	2.75%	40,163	334	3.33%
Total interest income/average net yield	2,179,252	38,400	7.07%	1,423,893	28,831	8.12%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,601,033	(24,194)	(6.06)%	990,754	(16,425)	(6.59)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	149,813	(2,346)	(6.28)%	149,078	(2,334)	(6.28)%
Unsecured junior subordinated debentures	51,548	(1,029)	(7.89)%	51,548	(1,108)	(8.50)%
Hedging (5)	—	(312)	—%	—	(397)	—%
Total interest expense/average cost of funds	1,802,394	(27,881)	(6.13)%	1,191,380	(20,264)	(6.63)%
Total net interest income		$10,519			$8,567

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $1.3 million and $895,000 recognized on our floating-rate CRE whole loans for the three months ended June 30, 2026 and 2025, respectively.
(3)
Includes amortization expense of $2.0 million and $669,000 for the three months ended June 30, 2026 and 2025, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $189,000 and $178,000 for the three months ended June 30, 2026 and 2025, respectively.
(5)
Includes net amortization expense of $312,000 and $397,000 for both the three months ended June 30, 2026 and 2025, respectively, on 14 and 20 terminated interest rate swap agreements, respectively, that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$1,999,952	$70,700	7.13%	$1,386,183	$56,224	8.18%
CRE mezzanine loans	—	—	—%	13,070	742	11.30%
CRE preferred equity loan	9,636	504	10.55%	—	—	—%
Other	78,772	1,556	3.98%	39,005	591	3.05%
Total interest income/average net yield	2,088,360	72,760	7.03%	1,438,258	57,557	8.07%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,543,191	(45,620)	(5.96)%	1,005,238	(35,720)	(7.17)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	149,719	(4,688)	(6.31)%	148,991	(4,665)	(6.31)%
Unsecured junior subordinated debentures	51,548	(2,049)	(7.91)%	51,548	(2,212)	(8.53)%
Hedging (5)	—	(638)	—%	—	(790)	—%
Total interest expense/average cost of funds	1,744,458	(52,995)	(6.05)%	1,205,777	(43,387)	(7.12)%
Total net interest income		$19,765			$14,170
(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $2.5 million and $1.7 million recognized on our floating-rate CRE whole loans for the six months ended June 30, 2026 and 2025, respectively.
(3)
Includes amortization expense of $2.9 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $376,000 and $353,000 for the six months ended June 30, 2026 and 2025, respectively.
(5)
Includes net amortization expense of $638,000 and $790,000 for the six months ended June 30, 2026 and 2025, respectively, on 17 and 20 terminated interest rate swap agreements, respectively, that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income - Hospitality	$8,809	$8,867	$(58)	(1)%
Real estate income - Rental	1,621	4,406	(2,785)	(63)%
Other revenue	31	33	(2)	(6)%
Total	$10,461	$13,306	$(2,845)	(21)%

	For the Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income - Hospitality	$15,717	$15,642	$75	0%
Real estate income - Rental	3,260	8,997	(5,737)	(64)%
Other revenue	62	66	(4)	(6)%
Total	$19,039	$24,705	$(5,666)	-23%

Aggregate real estate income and other revenue decreased by $2.8 million and $5.7 million for the comparative three and six months ended June 30, 2026 and 2025. The decrease in the comparative three and six months was attributed to: (i) a decrease in revenue related to a student housing property that was sold in September 2025, and (ii) a decrease in revenue at an office property that was sold in December 2025, partially offset by an increase in revenues at a hotel property in the northeast region that had increased occupancy and rates in the comparative period.

(Back to Index)

(Back to Index)

Operating Expenses

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Operating expenses:
General and administrative	$2,722	$2,736	$(14)	(1)%
Real estate expenses - Hospitality	8,313	8,597	(284)	(3)%
Real estate expenses - Rental	2,210	4,752	(2,542)	(53)%
Management fees - related party	1,564	1,601	(37)	(2)%
Equity compensation - related party	4,893	585	4,308	736%
Corporate depreciation and amortization	18	20	(2)	(10)%
Merger and internalization costs	5,111	—	5,111	100%
Provision for (reversal of) credit losses, net	1,683	(780)	2,463	316%
Total	$26,514	$17,511	$9,003	51%

	For the Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Operating expenses:
General and administrative	$5,758	$5,895	$(137)	(2)%
Real estate expenses - Hospitality	16,119	16,833	(714)	(4)%
Real estate expenses - Rental	4,114	9,858	(5,744)	(58)%
Management fees - related party	3,125	3,232	(107)	(3)%
Equity compensation - related party	5,433	1,400	4,033	288%
Corporate depreciation and amortization	37	38	(1)	(3)%
Merger and internalization costs	5,111	—	5,111	100%
Provision for (reversal of) credit losses, net	716	(2,497)	3,213	129%
Total	$40,413	$34,759	$5,654	16%

Aggregate operating expenses increased by $9.0 million for the comparative three months ended June 30, 2026 and 2025 and increased by $5.7 million for the comparative six months ended June 30, 2026 and 2025. We attribute the changes to the following:

General and administrative. General and administrative expenses decreased by $14,000 and $137,000 for the comparative three and six months ended June 30, 2026 and 2025. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
General and administrative
Professional services	$1,283	$1,401	$(118)	(8)%
Wages and benefits	272	272	-	(—)%
D&O insurance	244	245	(1)	(0)%
Operating expenses	433	376	57	15%
Dues and subscriptions	210	176	34	19%
Director fees	204	204	—	(—)%
Tax penalties, interest & franchise tax	32	24	8	33%
Travel	44	38	6	16%
Total	$2,722	$2,736	$(14)	(1)%

(Back to Index)

(Back to Index)

	For the Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
General and administrative
Professional services	$2,837	$3,108	$(271)	(9)%
Wages and benefits	642	699	(57)	(8)%
D&O insurance	486	486	-	(—)%
Operating expenses	781	631	150	24%
Dues and subscriptions	394	393	1	0%
Director fees	407	408	(1)	(0)%
Tax penalties, interest & franchise tax	133	59	74	125%
Travel	78	111	(33)	(30)%
Total	$5,758	$5,895	$(137)	(2)%

The decrease in general and administrative expense for the comparative three and six months ended June 30, 2026 and 2025 was primarily attributable to decreased professional services related to consulting fees being paid in the first quarter of 2025 that related to prior year services and legal fees related to one-time sales and foreclosures that occurred during the three and six months ended June 30, 2025 but not 2026.

Real estate expenses. The decrease of $2.8 million for the three months ended June 30, 2026 and $6.5 million for the six months ended June 30, 2026 was primarily related to (i) a decrease in expenses related to a student housing property that was sold in September 2025, (ii) a decrease in expenses at an office property that was sold in December 2025, and (iii) a decrease in expenses at a student housing property related to a decrease in marketing and other operating expenses in the comparative periods. This was partially offset by an increase in overall operating expenses at a hotel property in both three and six months ended June 30, 2026.

Equity compensation - related party. The increase of $4.3 million and $4.0 million for the comparative three and six months ended June 30, 2026 and 2025 was primarily related to the acceleration of amortization related to the Manager's shares in connection to the pending Merger.

Merger and internalization costs. The increase of Merger costs of $5.1 million for both the comparative three and six months ended June 30, 2026 and 2025 is due to all of the Merger and internalization payments and accruals occurring in the second quarter of 2026. No Merger and internalization costs occurred prior to the second quarter of 2026.

Provision for (reversal of) credit losses. The increase in the provision for credit losses of $2.5 million and $3.2 million for the comparative three and six months ended June 30, 2026 and 2025 was primarily driven by a decline in macroeconomic factors during the quarter, offset by net improvements in the modeled credit risk of our loan portfolio and loan payoffs.

Other Income (Expense)

The following table sets forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Other income (expense):
Equity in earnings (losses) of unconsolidated subsidiaries	$430	$(669)	$1,099	164%
Other income	82	638	(556)	(87)%
Total	$512	$(31)	$543	1,752%

(Back to Index)

(Back to Index)

	For the Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Other income (expense):
Equity in earnings (losses) of unconsolidated subsidiaries	$675	$(1,161)	$1,836	(158)%
Gain on sale of investment in real estate	3,336	—	3,336	100%
Other income	105	722	(617)	(85)%
Total	$4,116	$(439)	$4,555	(1,038)%

Aggregate other income (expense) increased $543,000 and $4.6 million for the comparative three and six months ended June 30, 2026 and 2025. We attribute the change to the following:

Equity in income (losses) of unconsolidated subsidiaries. The increase of $1.1 million and $1.8 million for the comparative three and six months ended June 30, 2026 and 2025, respectively, was primarily related to recognizing income at one unconsolidated entity, which is partially offset by loss recognition at two other unconsolidated entities. The two unconsolidated entities with losses are off-balance sheet and losses are only recognized when contributions are made. In 2025, more losses were recognized until the entity became off-balance sheet.

Gain on sale of investment in real estate. The increase of $3.3 million during the comparative six months ended June 30, 2026, was primarily attributed to the sale of a property generating a gain of $3.3 million in the first quarter of 2026 compared to no sales on real estate in the first quarter of 2025.

Other income. The decrease of $556,000 during the comparative three months ended June 30, 2026 and the decrease of $617,000 during the comparative six months ended June 30, 2026 was primarily attributed to the one time settlements of reserves and escrows related to CRE loans that occurred in the second quarter of 2025.

(Back to Index)

(Back to Index)

Financial Condition

Summary

Our total assets were $2.4 billion and $2.2 billion at June 30, 2026 and December 31, 2025, respectively.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at June 30, 2026 and December 31, 2025 as follows (dollars in thousands, except amounts in footnotes):

At June 30, 2026	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$2,118,951	$2,098,074	93.55%	7.04%
CRE preferred equity investment	9,928	9,691	0.43%	10.00%
	2,128,879	2,107,765	93.98%
Other investments:
Investments in unconsolidated entities	30,253	30,253	1.35%	N/A(4)
Investments in real estate(2)	37,848	37,848	1.69%	N/A(4)
Properties held for sale(3)	66,762	66,762	2.98%	N/A(4)
	134,863	134,863	6.02%

Total investment portfolio	$2,263,742	$2,242,628	100.00%

At December 31, 2025	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$1,820,942	$1,800,784	91.74%	7.32%
CRE preferred equity investment	9,425	9,185	0.47%	10.00%
	1,830,367	1,809,969	92.21%
Other investments:
Investments in unconsolidated entities	29,237	29,237	1.49%	N/A(4)
Investments in real estate(2)	56,277	56,277	2.86%	N/A(4)
Properties held for sale(3)	67,509	67,509	3.44%	N/A(4)
	153,023	153,023	7.79%

Total investment portfolio	$1,983,390	$1,962,992	100.00%

(1)
Net carrying amount includes an allowance for credit losses of $21.1 million and $20.4 million at June 30, 2026 and December 31, 2025, respectively.
(2)
Includes real estate related right of use assets of $18.8 million and $19.0 million, intangible assets of $5.8 million and $6.2 million, and lease liabilities of $45.7 million and $45.3 million at June 30, 2026 and December 31, 2025, respectively.
(3)
Includes properties held for sale-related liabilities of $3.2 million and $3.1 million at June 30, 2026 and December 31, 2025, respectively. Additionally, includes real estate related right of use assets of $5.4 million, intangible assets of $2.7 million, and mortgage payable of $20.9 million and $20.2 million at June 30, 2026 and December 31, 2025, respectively.
(4)
There are no stated rates associated with these investments.

CRE loans. During the six months ended June 30, 2026, we originated nine new CRE floating-rate whole loans, purchased one new CRE floating-rate whole loan and purchased a participation in an existing CRE floating-rate whole loan, with total commitments of $495.6 million of floating-rate CRE whole loan commitments, and funded $31.4 million of loan commitments. These increases were offset by $203.3 million in proceeds from loan payoffs and sales and unfunded loan commitments of $24.2 million, producing a net increase of $299.5 million in the par balance of the portfolio.

(Back to Index)

(Back to Index)

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At June 30, 2026:
Whole loans (5)(6)(7)	57	$2,127,806	$(8,855)	$2,118,951	$(20,877)	$2,098,074	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	July 2026 to May 2030
Preferred equity investment (see Note 3) (8)		9,999	(71)	9,928	(237)	9,691	10.00%	October 2028
Total		$2,137,805	$(8,926)	$2,128,879	$(21,114)	$2,107,765

At December 31, 2025:
Whole loans (5)(6)(7)	53	$1,828,299	$(7,357)	$1,820,942	$(20,158)	$1,800,784	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2026 to May 2030
Preferred equity investment (see Note 3) (8)		9,511	(86)	9,425	(240)	9,185	10.00%	October 2028
Total		$1,837,810	$(7,443)	$1,830,367	$(20,398)	$1,809,969

(1)
Amounts include unamortized loan origination fees of $8.5 million and $6.6 million and deferred amendment fees of $434,000 and $852,000 at June 30, 2026 and December 31, 2025, respectively.
(2)
References to ("1M Term SOFR") are one-month Term SOFR. The weighted-average one-month benchmark rates was 3.64% and 3.83% at June 30, 2026 and December 31, 2025, respectively. Additionally, the weighted-average benchmark rate floors was 2.22% and 1.78% at June 30, 2026 and December 31, 2025, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude four and two whole loans, with amortized costs of $108.4 million and $37.9 million, in maturity default at June 30, 2026 and December 31, 2025, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at June 30, 2026 and December 31, 2025.
(6)
CRE whole loans had $81.4 million and $88.6 million in unfunded loan commitments at June 30, 2026 and December 31, 2025, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.
(7)
Includes four mezzanine loans, with total amortized costs of $21.2 million and $17.8 million, with three having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at June 30, 2026 and December 31, 2025, respectively. Because we are also the first mortgage lender on these loans, we consider the first mortgage and mezzanine loans together as one whole loan.
(8)
We had one preferred equity investment associated with a CRE whole loan at both June 30, 2026 and December 31, 2025, respectively. Our preferred equity investment has a fixed interest rate of 10%, of which 4.0% interest is deferred until maturity.

At June 30, 2026, 18.2%, 16.3% and 14.7% of our CRE loan portfolio based on carrying value was concentrated in the Southeast, Southwest and East North Central regions, respectively, as defined by the NCREIF. At December 31, 2025, 24.2%, 20.6% and 14.0% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Southeast, and Pacific regions, respectively. At June 30, 2026 and December 31, 2025, no single loan or investment group represented more than 10% of our total assets and one investment group generated 11% and 14% of our revenue, respectively.

Investments in unconsolidated entities.

The following table summarizes our investments in unconsolidated entities at June 30, 2026 and December 31, 2025 and equity in earnings (losses) of unconsolidated entities for the three and six months ended June 30, 2026 and 2025 (dollars in thousands, except in the footnotes):

(Back to Index)

(Back to Index)

				Earnings (Losses) of Unconsolidated Entities
	Ownership %			For the Three Months Ended June 30,		For the Six Months Ended June 30,
	at June 30, 2026	June 30, 2026	December 31, 2025	2026	2025	2026	2025
Unsecured Junior Subordinated Debentures(1)	3%	$1,548	$1,548	$—	$—	$—	$—
65 E. Wacker Joint Venture, LLC	90%	28,705	27,689	532	(553)	1,016	(741)
7720 McCallum JV, LLC	50%	—	—	(21)	152	(129)	(152)
Pacmulti Affiliates JV, LLC	50%	—	—	(81)	(268)	(212)	(268)
Total		$30,253	$29,237	$430	$(669)	$675	$(1,161)

(1)
During the three and six months ended June 30, 2026 and 2025, dividends from the investments in RCT I's and RCT II's common shares in the amounts of $31,000 and $62,000 and $33,000 and $66,000, respectively, are recorded in other revenue on our consolidated statements of operations.

We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method. We record our investment in the Wacker JV, the McCallum JV and the Pacmulti JV as equity method investments.

(Back to Index)

(Back to Index)

Investments in real estate and properties held for sale. At June 30, 2026, we held investments in five real estate properties, two of which are included in investments in real estate and three of which are included in properties held for sale on the consolidated balance sheets. We sold a property in March 2026 for $20.0 million, generating a gain on sale of $3.3 million, net of selling costs.

The following table summarizes the book value of our investments in real estate and related intangible assets at June 30, 2026 and December 31, 2025 (in thousands, except amounts in the footnotes):

	June 30, 2026			December 31, 2025
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$58,311	$(8,964)	$49,347	$74,468	$(7,797)	$66,671
Right of use assets (2)(3)	19,664	(1,159)	18,505	19,665	(1,024)	18,641
Intangible assets (4)	9,469	(3,716)	5,753	9,469	(3,342)	6,127
Subtotal	87,444	(13,839)	73,605	103,602	(12,163)	91,439

Investments in real estate from lending activities:
Investments in real estate (1)	10,025	(397)	9,628	10,025	(281)	9,744
Right of use assets (2)(3)	399	(90)	309	399	(63)	336
Intangible assets (4)	364	(339)	25	364	(270)	94
Subtotal	10,788	(826)	9,962	10,788	(614)	10,174

Properties held for sale (5)	90,899	—	90,899	90,825	—	90,825
Total	$189,131	$(14,665)	$174,466	$205,215	$(12,777)	$192,438

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	$20,253	$651	$20,904	$19,565	$620	$20,185
Lease liabilities (3)(6)	45,337	—	45,337	44,958	—	44,958
Subtotal	65,590	651	66,241	64,523	620	65,143

Investments in real estate from lending activities:
Other liabilities	41	(41)	—	41	(41)	—
Lease liabilities (3)(6)	382	—	382	378	—	378
Subtotal	423	(41)	382	419	(41)	378

Liabilities held for sale (7)	3,233	—	3,233	3,131	—	3,131
Total	$69,246	$610	$69,856	$68,073	$579	$68,652

Total net investments in real estate and properties held for sale (8)	$119,885		$104,610	$137,142		$123,786

(1)
Investments in real estate include $1.0 million and $15.2 million of land, which is not depreciable, at both June 30, 2026 and December 31, 2025. Also includes $327,000 and $3.7 million of construction in progress, which is also not depreciable until placed in service, at June 30, 2026 and December 31, 2025, respectively.
(2)
Primarily comprised of an $18.3 million and $18.4 million right of use asset, at June 30, 2026 and December 31, 2025, respectively, associated with the ground lease disclosed in footnote (6) below accounted for as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally, we have an operating lease with a value of $300,000 and $322,000 at June 30, 2026 and December 31, 2025, respectively, associated with a parking lease.
(3)
Refer to Note 8 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.

(Back to Index)

(Back to Index)

(4)
Primarily comprised of a franchise intangible of $3.3 million and $3.5 million, a management contract intangible of $2.5 million and $2.6 million, in-place lease intangible of $5,000 and $7,000 and a customer list intangible of $21,000 and $87,000, at June 30, 2026 and December 31, 2025, respectively.
(5)
At June 30, 2026 and December 31, 2025, properties held for sale included a hotel acquired via deed-in-lieu of foreclosure in November 2020, a student housing property acquired in April 2022 and an office property acquired via deed-in-lieu of foreclosure in June 2023.
(6)
Primarily comprised of a $45.1 million and $44.7 million ground lease at June 30, 2026 and December 31, 2025, respectively. The ground lease has a remaining term of 90 years. Lease expense was $1.4 million for both the six months ended June 30, 2026 and 2025, respectively, and $725,000 and $705,000 for the three months ended June 30, 2026 and 2025, respectively.
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

The following table shows the activity in the allowance for credit losses for the six months ended June 30, 2026 and year ended December 31, 2025 (in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Allowance for credit losses at beginning of period	$20,398	$32,847
Provision for (reversal of) credit losses	716	(7,749)
Charge-offs	—	(4,700)
Allowance for credit losses at end of period	$21,114	$20,398

During the three months ended June 30, 2026, we recorded a provision for expected credit losses of $1.7 million, primarily attributable to a decline in macroeconomic factors. During the six months ended June 30, 2026, we recorded a net provision for expected credit losses of $716,000, primarily attributable to a decline in macroeconomic factors, offset by net improvements in the modeled credit risk of the Company's loan portfolio and loan payoffs.

At both June 30, 2026 and December 31, 2025, we were not required to individually evaluate any CRE loans for credit loss.

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At June 30, 2026:
Whole loans	$—	$1,274,938	$456,735	$381,664	$5,614	$2,118,951
Preferred equity investment	—	9,928	—	—	—	9,928
Total	$—	$1,284,866	$456,735	$381,664	$5,614	$2,128,879

At December 31, 2025:
Whole loans	$28,137	$938,416	$470,871	$377,904	$5,614	$1,820,942
Preferred equity investment	—	9,425	—	—	—	9,425
Total	$28,137	$947,841	$470,871	$377,904	$5,614	$1,830,367

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $33.6 million and $27.2 million at June 30, 2026 and December 31, 2025, respectively.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2026	2025 (1)	2024 (2)	2023	2022	Prior	Total (3)
At June 30, 2026:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	$—	$—	$—
Rating 2	410,951	635,848	28,605	29,384	—	170,150	1,274,938
Rating 3	16,605	—	—	—	214,457	225,673	456,735
Rating 4	—	140,683	88,001	15,996	91,783	45,201	381,664
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	427,556	776,531	116,606	45,380	306,240	446,638	2,118,951
Preferred equity investment (rating 2)	—	9,928	—	—	—	—	9,928
Total loans	$427,556	$786,459	$116,606	$45,380	$306,240	$446,638	$2,128,879
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2025 (1)	2024 (2)	2023	2022	2021	Prior	Total (3)
At December 31, 2025:
Whole loans: (4)
Rating 1	$—	$—	$—	$—	$28,137	$—	$28,137
Rating 2	649,712	22,249	49,376	—	203,263	13,816	938,416
Rating 3	10,283	—	—	235,271	214,356	10,961	470,871
Rating 4	137,906	87,370	15,991	91,675	—	44,962	377,904
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	797,901	109,619	65,367	326,946	445,756	75,353	1,820,942
Preferred equity investment (rating 2)	9,425	—	—	—	—	—	9,425
Total loans	$807,326	$109,619	$65,367	$326,946	$445,756	$75,353	$1,830,367
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$(4,700)	$(4,700)

(1)
Includes two novated CRE whole loans that resulted from loan workouts.
(2)
Includes two novated CRE whole loans that resulted from loan workouts.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $33.6 million and $27.2 million at June 30, 2026 and December 31, 2025, respectively.
(4)
Acquired CRE whole loans are grouped within each loan’s year of origination.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At June 30, 2026:
Whole loans	$70,563	$—	$59,084	$129,647	$1,989,304	$2,118,951	$32,250
Preferred equity investment	—	—	—	—	9,928	9,928	—
Total	$70,563	$—	$59,084	$129,647	$1,999,232	$2,128,879	$32,250

At December 31, 2025:
Whole loans	$—	$—	$26,834	$26,834	$1,794,108	$1,820,942	$—
Preferred equity investment	—	—	—	—	9,425	9,425	—
Total	$—	$—	$26,834	$26,834	$1,803,533	$1,830,367	$—

(1)
During the three and six months ended June 30, 2026, we recognized interest income of $608,000 and $1.2 million, respectively, on one CRE loan with a principal payment past due greater than 90 days at June 30, 2026.
(2)
Includes one CRE loan with an amortized cost of $32.3 million in maturity default at December 31, 2025.
(3)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $33.6 million and $27.2 million at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, we had five and three CRE whole loans, with total amortized costs of $129.6 million and $59.1 million, respectively, in payment default.

During the three and six months ended June 30, 2026 and 2025, we did not recognize interest income on CRE whole loans that were placed on nonaccrual status.

Loan Modifications

We are required to disclose modifications where we determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the six months ended June 30, 2026 and 2025, we did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

Restricted Cash

At June 30, 2026, we had restricted cash of $849,000 held in required account balance minimums in our various escrow and deposit accounts and our consolidated CRE debt securitization that has an expense reserve and reinvestment cash that is collateral to the senior notes. At December 31, 2025, we had restricted cash of $2.2 million held in required account balance minimums in our various escrow and deposit accounts.

(Back to Index)

(Back to Index)

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025	Net Change
Accrued interest receivable from loans	$33,594	$27,232	$6,362
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	42	27	15
Total	$33,636	$27,259	$6,377

The increase of $6.4 million in accrued interest receivable was primarily attributable to net production in our CRE loan portfolio and accrued deferred interest on modified loans, offset by loan payoffs.

Other Assets

The following table summarizes our other assets at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025	Net Change
Tax receivables and prepaid taxes	$340	$376	$(36)
Other receivables	4,011	2,987	1,024
Prepaid expenses	2,195	1,890	305
Fixed assets - non real estate	289	325	(36)
Other assets, miscellaneous	1,042	982	60
Total	$7,877	$6,560	$1,317

The increase of $1.3 million in other assets was primarily attributable to increases in other receivables due to a receivable from one of our financing counterparties and in various prepaid assets held at our real estate properties, offset by amortization.

Deferred Tax Assets

At both June 30, 2026 and December 31, 2025, our net deferred tax asset was zero, resulting from a full valuation allowance of $21.8 million and $20.3 million, respectively, on our gross deferred tax assets as we believed it was more likely than not that the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At June 30, 2026 and December 31, 2025, we had losses of $1.0 million and $1.6 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three months ended June 30, 2026 and 2025, we recorded amortization expense of $312,000 and $420,000, respectively, reported in interest expense on the consolidated statements of operations. During the six months ended June 30, 2026 and 2025, we recorded amortization expense of $638,000 and $835,000, respectively, reported in interest expense on the consolidated statements of operations.

For each of the three and six months ended June 30, 2025 we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 and $45,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements. At December 31, 2025, we fully accreted the unrealized balance from the gain attributable to two terminated interest rate swaps, and therefore no accretion income was recorded for the three and six months ended June 30, 2026.

(Back to Index)

(Back to Index)

The following table presents the effect of derivative instruments on our consolidated statements of operations for the six months ended June 30, 2026 and 2025 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest rate swap contracts, hedging	Interest expense	$(638)	$(790)

(1)
Negative values indicate a decrease to the associated consolidated statement of operations line items.

Financing Arrangements

Borrowings under our financing arrangements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands, except amounts in footnotes):

	June 30, 2026				December 31, 2025
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Reinvestment Financing Facility
JPMorgan Chase Bank, N.A. (1)	$622,766	$917,369	30	5.40%	$728,167	$1,009,622	34	5.50%

Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	56,398	147,861	4	7.48%	61,645	166,526	5	7.53%

CRE - Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A. (3)	—	—	—	—%	116,488	149,000	3	5.50%
Morgan Stanley Mortgage Capital Holdings LLC (4)(5)	8,123	10,602	—	5.27%	417,374	544,937	12	5.55%

Mortgage Payable
HGM CRE LP (6)	20,904	26,970	1	7.25%	—	—	—	—%
ReadyCap Commercial, LLC	—	—	—	—%	20,185	26,964	1	7.57%
Total	$708,191	$1,102,802			$1,343,859	$1,897,049

(1)
Includes $2.5 million and $2.8 million of deferred debt issuance costs at June 30, 2026 and December 31, 2025, respectively.
(2)
Includes $105,000 and $1.5 million of deferred debt issuance costs at June 30, 2026 and December 31, 2025, respectively.
(3)
Includes $352,000 of deferred debt issuance costs at December 31, 2025.
(4)
Includes $324,000 and $546,000 of deferred debt issuance costs at June 30, 2026 and December 31, 2025, respectively, which includes $37,000 of deferred debt issuance costs at June 30, 2026 from another term warehouse financing facility with no balance.
(5)
Collateral is composed of seven future funding participations that are components of assets held by ACRES Commercial Realty 2026-FL4 Issuer, LLC ("ACR 2026-FL4") at June 30, 2026.
(6)
Includes $774,000 of deferred debt issuance costs at June 30, 2026.

We were in compliance with all covenants in the respective agreements at June 30, 2026 and December 31, 2025.

CRE - Term Reinvestment Financing Facility

In March 2025, an indirect wholly-owned subsidiary of ours entered into a master repurchase agreement (the "JPMorgan Chase 2025 Facility") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase") to finance existing CRE loans and the origination of CRE loans. The JPMorgan Chase 2025 Facility had an initial maximum facility amount of $939.9 million, provides match term funding, charges interest of one-month benchmark plus a 1.75% spread and matures as of the latest maturity date of any purchased asset. The JPMorgan Chase 2025 Facility includes a two-year reinvestment period enabling the reinvestment of principal proceeds from asset repayments into qualifying replacement assets. The reinvestment period for the JPMorgan Chase 2025 Facility ends in March 2027.
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

The JPMorgan Chase 2025 Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of the ACRES SPE 2025-1, LLC, ("Seller SPE") or of us; breaches of covenants and/or certain representations and warranties; and a judgment in an amount greater than $250,000 against the Seller SPE or ACRES RF or $10.0 million against us. The remedies for such events of default are also customary for this type of financing arrangement and include the acceleration of the principal amount outstanding under the JPMorgan Chase 2025 Facility and the liquidation by JPMorgan Chase of purchased assets then subject to the JPMorgan Chase 2025 Facility. In October 2025, the JPMorgan Chase 2025 Facility was amended to allow ACRES Mortgage Fund Levered II, LLC ("AMF Levered II, LLC"), a wholly owned subsidiary of ACRES Mortgage Fund, Ltd., to purchase a non-controlling interest in the Seller SPE. At June 30, 2026, AMF Levered II, LLC owned a $135.2 million non-controlling interest, or 43.2%, of the Seller SPE and assumed a proportionate share of risk in the portfolio.

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

CRE - Term Warehouse Financing Facilities

In October 2018, an indirect, wholly-owned subsidiary of ours entered into a master repurchase agreement (the "JPMorgan Chase Facility") with JP Morgan Chase to finance the origination of CRE loans. As amended, the JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and was set to mature in July 2026. In March 2025, we entered into Amendment No. 6 to Guarantee, by and between the us and JPMorgan Chase, which makes certain amendments and modifications to the Guarantee, dated October 26, 2018 between the us and JPMorgan Chase, as amended (the "JPM Guarantee") including but not limited to amending (capitalized terms each as defined in the JPM Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. In August 2025, we entered into Amendment No. 7 to Guarantee, by and between us and JPMorgan Chase, which makes certain amendments and modifications to the Guarantee, dated October 26, 2018 between us and JPMorgan Chase, as amended the JPM Guarantee to amend the terms of the debt service coverage period. In July 2026, we entered into Amendment No. 5 to the JPMorgan Chase Facility, extending its maturity to July 2028. We also have the right to request two one-year extensions.

(Back to Index)

(Back to Index)

In November 2021, an indirect, wholly-owned subsidiary of ours entered into a Master Repurchase and Securities Contract Agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. As amended, the Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and was scheduled to mature in November 2025. We also have the right to request an extension for an additional one-year period. In March 2025, we entered into Amendment No. 4 to Guaranty (the "Morgan Stanley Amendment") by and between us and Morgan Stanley, which makes certain amendments and modifications to the Guaranty between us and Morgan Stanley as amended (the "MS Guaranty"), including but not limited to (capitalized terms each as defined in the MS Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. In November 2025, we entered into Amendment No. 3 to the Morgan Stanley Facility extending its maturity to November 2026 and entered into Amendment No.4 to the Morgan Stanley Facility to increase the facility amount to $400.0 million, as increased from time to time, provided the amount shall be automatically reduced to $250.0 million on the earlier of May 2026 or when we send a request for a reduction in the facility amount. In December 2025, we entered into Amendment No. 5 to the Morgan Stanley Facility to increase the facility amount to $500.0 million. In March 2026, we entered into Amendment No. 6 to the Morgan Stanley Facility to decrease the facility amount to $250.0 million.

Mortgage Payable

In April 2022, Chapel Drive West, LLC, a wholly owned subsidiary of CS – ACRES FSU Student Venture, LLC (the "FSU Student Venture") entered into a Loan Agreement (the "Mortgage") with Readycap Commercial, LLC ("Readycap") to finance the acquisition of a student housing complex. The Mortgage is interest only and had a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. The Mortgage charges interest of one-month Term SOFR plus a spread of 3.80%. The Mortgage was paid off in May 2026.

In May 2026, Chapel Drive West, LLC, entered into a Loan Agreement (the "HGM Mortgage") with HGM CRE LP ("HGM") to finance an existing student housing complex. The HGM Mortgage is interest only and has a maximum principal balance of $23.8 million, of which, $21.7 million was advanced in the initial funding. The HGM Mortgage charges interest of one-month Term SOFR plus a spread of 3.50%. The HGM Mortgage is scheduled to mature in June 2029, subject to two one-year extension options.

The HGM Mortgage contains events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. The remedies for such events of default are also customary for this type of transaction.

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

Securitizations

ACR 2026-FL4

In February 2026, we closed ACR 2026-FL4, a CRE debt securitization transaction that can finance up to $1.0 billion of CRE loans. ACR 2026-FL4 issued a total of $879.5 million of non-recourse, floating-rate notes to third parties at par. Additionally, we retained 100% of the Class F notes, Class G notes and Income notes. ACR 2026-FL4 includes a 180-day ramp up acquisition period that allows it to acquire CRE loans using unused proceeds from the issuance of the non-recourse floating-rate notes, to which the Company fully utilized for new loan originations as of March 31, 2026. Additionally, ACR 2026-FL4 includes a reinvestment period, which ends in August 2028, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds.

At closing, the offered notes issued to investors consisted of the following classes: (i) $589.7 million of Class A notes bearing

(Back to Index)

(Back to Index)

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

Corporate Debt

5.75% Senior Unsecured Notes Due 2026

On August 16, 2021, we issued $150.0 million of our 5.75% senior unsecured notes due 2026 (the "5.75% Senior Unsecured Notes") pursuant to our Indenture, dated August 16, 2021 (the "Base Indenture"), between Wells Fargo, now Computershare Trust Company, N.A. ("CTC"), as trustee (the "Trustee"), and us as supplemented by the First Supplemental Indenture, dated August 16, 2021, between Wells Fargo, now CTC, and us (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"). We may at our option redeem the 5.75% Senior Unsecured Notes, at any time, in whole or in part, on not less than 15 days nor more than 60 days’ prior notice, at a redemption price equal to 100% of the principal amount of the 5.75% Senior Unsecured Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. The 5.75% Senior Unsecured Notes mature in August 2026.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at June 30, 2026 and December 31, 2025. The interest rates for RCT I and RCT II, at June 30, 2026, were 7.91% and 7.88%, respectively. The interest rates for RCT I and RCT II, at December 31, 2025, were 7.90% and 8.05%, respectively.

Equity

Total equity at June 30, 2026 was $550.2 million compared to total equity at December 31, 2025 of $550.6 million. The decrease in equity during the six months ended June 30, 2026 was primarily attributable to dividends on preferred stock partially offset by amortization of stock based compensation, net income and contributions from non-controlling interest.

Our preferred equity is composed of the following at June 30, 2026:

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

(Back to Index)

(Back to Index)

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

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three and six months ended June 30, 2026 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$196,647	$29.98	$196,804	$30.01
Net loss allocable to common shares (2)	(12,519)	(1.77)	(13,542)	(1.92)
Change in other comprehensive income on derivatives	312	0.05	638	0.09
Impact to equity of share-based compensation	4,887	(1.50)	5,427	(1.42)
Total net decrease	(7,320)	(3.22)	(7,477)	(3.25)
Common stock book value at end of period (1)(3)	$189,327	$26.76	$189,327	$26.76

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 55,559 shares at June 30, 2026 and 328,586 shares at December 31, 2025. The denominators for the calculations were 7,075,542 shares at June 30, 2026 and 6,558,865 shares at December 31, 2025.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at June 30, 2026. We calculated net income (loss) per common share-diluted of $(1.87) and $(2.04) using the weighted average diluted shares outstanding during the three and six months ended June 30, 2026.
(3)
We calculated common stock book value as total stockholders’ equity of $413.3 million less preferred stock equity of $224.0 million at June 30, 2026.

Management Agreement Equity

Our monthly base management fee, as defined in our Management Agreement, is equal to 1/12th of the amount of our equity multiplied by 1.50% and is calculated and paid monthly in arrears.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At June 30, 2026:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(634,218)
Payments for repurchases of capital stock	(279,678)
Total	$416,576

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

The following table provides a reconciliation from GAAP net (loss) income allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	Per Share Data	2025	Per Share Data	2026	Per Share Data	2025	Per Share Data
Net loss allocable to common shares - GAAP	$(12,519)	$(1.87)	$(732)	$(0.10)	$(13,542)	$(2.04)	$(6,591)	$(0.90)
Adjustment for gain on sale of investment in real estate(1)	—	—	—	—	(3,336)	(0.50)	—	—

Reconciling Items from Continuing Operations:
Non-cash equity compensation expense	5,098	0.76	585	0.08	5,638	0.85	1,400	0.19
Non-cash provision for (reversal of) for CRE loan losses(2)	1,249	0.19	(780)	(0.10)	695	0.10	(2,497)	(0.33)
Realized net gain (loss) on core activities(1),(3)	—	—	—	—	3,336	0.50	(700)	(0.10)
Real estate depreciation and amortization	1,226	0.18	1,213	0.16	2,396	0.36	2,368	0.32
Earnings (Loss) Available for Distribution allocable to common shares	$(4,946)	$(0.74)	$286	$0.04	$(4,813)	$(0.73)	$(6,020)	$(0.82)

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	6,694		7,458		6,627		7,306

Earnings (Loss) Available for Distribution per common share - diluted	$(0.74)		$0.04		$(0.73)		$(0.82)

(1)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) residential mortgage lending, (iii) legacy CRE loans designated as held for sale and (iv) other non-CRE assets included in assets held for sale.
(2)
Amount presented is net of the amount allocable to the non-controlling interest.
(3)
Realized net gain/(loss) on core activities represents the gain or loss, adjusted for any amounts allocable to non-controlling interests, recognized by the Company on dispositions of real estate or real estate related assets, including CRE loans.

For the three and six months ended June 30, 2026, EAD in accordance with the Management Agreement, which excludes incentive compensation payable, was a loss of $4.9 million and a loss of $4.8 million, respectively, or ($0.74) and ($0.73), respectively, per common share outstanding. There was no incentive compensation payable incurred by us for the three and six months ended June 30, 2026.

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

The following table summarizes the calculation of the Incentive Compensation Hurdle for the three months ended June 30, 2026 (dollars in thousands, except per share data):

Book Value Equity	Amount
Stockholders' equity less equity attributable to any outstanding preferred stock at September 30, 2022	$216,026
Total amount of net proceeds from any issuance of common stock after October 1, 2022	4,651
Cumulative EAD from and after October 1, 2022 to the end of the most recently completed calendar quarter	31,041
Amount paid to repurchase common stock after October 1, 2022 (1)	(34,507)
Incentive Compensation paid after October 1, 2022 (1)	(1,235)
Book value equity at June 30, 2026	$215,976
Incentive Compensation Hurdle (2)(3)	$15,118

(1)
Calculated on a daily weighted average basis for the 12-month period ended June 30, 2026.
(2)
Calculated as book value equity at June 30, 2026 multiplied by 1.75% (7% per annum).
(3)
The amount by which EAD (as defined in the Management Agreement) exceeds the Incentive Compensation Hurdle is multiplied by 20% to arrive at incentive compensation for the quarter.

For the three months ended June 30, 2026, there was no incentive compensation payable to the Manager.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs, including payment of our base management fee and incentive compensation. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities, which was a net source of $6.4 million for the six months ended June 30, 2026, and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

At June 30, 2026, our liquidity consisted of $41.1 million of unrestricted cash and cash equivalents and $41.6 million of potential proceeds from unlevered financeable CRE loans.

During the six months ended June 30, 2026, our principal sources of liquidity were: (i) gross financing proceeds of $879.5 million from our CRE securitization; (ii) proceeds of $55.5 million from our CRE term reinvestment financing facility; (iii) net proceeds of $33.2 million from repayments on our CRE portfolio; (iv) proceeds of $29.1 million from a CRE loan sale, (v) proceeds of $20.0 million from the sale of an investment in real estate; (vi) proceeds of $13.6 million from our senior secured financing facility; and (vii) $1.3 million contribution by our non-controlling interest. These sources of liquidity were offset by the paydowns on our term warehouse facilities, deployments in CRE loan portfolio and real estate investments, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $41.1 million of unrestricted cash we held at June 30, 2026.

The outstanding balance of our loan to ACRES Capital Corp., the parent of our Manager, was $10.3 million and $10.4 million at June 30, 2026 and December 31, 2025, respectively. The note bears interest at 3.00% per annum, payable monthly, and matures in July 2026, subject to two one-year extensions, at ACRES Capital Corp.’s option, and amortizes at a rate of $25,000 per month. In July 2026, the loan was amended to extend the maturity date to August 2026.

At June 30, 2026, $10.5 million of interest receivable is current and the remaining $23.1 million of interest receivable is deferred, which we deem fully collectible.

Cash Flows

For the six months ended June 30, 2026, our restricted and unrestricted cash and cash equivalents balance decreased from $86.0 million to $41.9 million. The cash movements can be summarized by the following:

Cash flows from operating activities. For the six months ended June 30, 2026, operating activities increased our cash balances by $6.4 million. Though positive, cash inflows from operating activities are down as we work with our borrowers to structure loan

(Back to Index)

(Back to Index)

repayment terms that allow our borrowers to successfully complete their underwritten plans and that allow us to ultimately maximize our investment. Some of these structures have deferred loan components that impact our current cash position. We expect to be repaid these deferred amounts as our borrowers create value in the underlying collateral through the execution and completion of their project plans and exit our loans through sales or refinance transactions.

Cash flows from investing activities. For the six months ended June 30, 2026, investing activities decreased our cash balances by $276.6 million, primarily driven by deployments in CRE whole loans, funding of existing commitments on CRE whole loans, deployments in our investment in real estate and investments in unconsolidated entities with underlying real estate collateral, partially offset by repayments of CRE loans, proceeds from sales of CRE loans and proceeds from the sales of investments in real estate.

Cash flows from financing activities. For the six months ended June 30, 2026, financing activities increased our cash balances by $226.2 million, primarily driven by proceeds received on our CRE securitization notes and term reinvestment financing facility, offset by repayments on our term warehouse financing facilities, term reinvestment financing facility and distributions on our preferred stock.

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

We were in compliance with all of our covenants at June 30, 2026 in accordance with the terms provided in agreements with our lenders.

At June 30, 2026, we had financing arrangements as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
CRE - term reinvestment financing facility (1)
JPMorgan Chase Bank, N.A.	March 2025	November 2030	$645,024	$625,267	$19,757
Senior secured financing facility (2)
Massachusetts Mutual Life Insurance Company	July 2020	June 2028	500,000	56,503	443,497
CRE - term warehouse financing facilities (3)
JPMorgan Chase Bank, N.A.	October 2018	July 2026	250,000	-	250,000
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2026	250,000	8,447	241,553
Mortgage payable (4)
HGM CRE, LP	May 2026	June 2029	23,750	21,678	2,072
Total				$711,895

(1)
Excludes deferred debt issuance costs of $2.5 million.
(2)
Excludes deferred debt issuance costs of $105,000.
(3)
Excludes deferred debt issuance costs of $324,000.
(4)
Excludes deferred debt issuance costs of $774,000.
(5)
In July 2026, the JPMorgan Chase facility was extended to July 2028.

The following table summarizes the average principal outstanding during the three months ended June 30, 2026 and December 31, 2025 and the principal outstanding on our financing arrangements at June 30, 2026 and December 31, 2025 (in thousands, except amounts in footnotes):

	Three Months Ended June 30, 2026	June 30, 2026	Three Months Ended December 31, 2025	December 31, 2025
	Average Principal Outstanding	Principal Outstanding	Average Principal Outstanding	Principal Outstanding
Financing Arrangement
CRE - term reinvestment financing facility (1)	$669,895	$625,267	$784,225	$731,002
Senior secured financing facility (2)	49,043	56,503	63,099	63,099
CRE - term warehouse financing facilities (3)	12,670	8,447	361,988	534,760
Total	$731,608	$690,217	$1,209,312	$1,328,861

(1)
Principal outstanding excludes deferred debt issuance costs of $2.5 million and $2.8 million at June 30, 2026. and December 31, 2025, respectively.
(2)
Principal outstanding excludes deferred debt issuance costs of $105,000 and $1.5 million at June 30, 2026 and December 31, 2025, respectively.
(3)
Principal outstanding excludes deferred debt issuance costs of $324,000 and $898,000 at June 30, 2026 and December 31, 2025, respectively.

(Back to Index)

(Back to Index)

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands):

	Maximum-Month-End-Principal-Outstanding-During-the
	Six Months Ended June 30, 2026	Year-Ended-December 31, 2025

Financing Arrangement
CRE - term reinvestment financing facility	$711,875	$891,098
Senior secured financing facility	63,099	63,099
CRE - term warehouse financing facilities	534,760	534,760

Historically, we have financed the acquisition of our investments through collateralized loan obligations ("CLO") and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CLOs and securitizations, which will cease if the CLOs and securitizations fail to meet certain tests. Through June 30, 2026, we did not experience difficulty in maintaining our CLO and securitization financing and passed all of the critical tests required by these financings. Our securitization had a balance of $879.5 million at June 30, 2026.

The following table sets forth the distributions received by us and coverage test summaries for our active securitization and financing facility for the periods presented (in thousands):

	Cash Distributions	Overcollateralization Cushion(1)		Look Through LTV Cushion (2)	Annualized Interest Coverage Cushion (3)(4)
Name	For the Six Months Ended June 30, 2026	At June 30, 2026	Initial Measurement Date	At June 30, 2026	At June 30, 2026	Reinvestment Period End
ACR 2026-FL4	$4,399	$20,378	$20,378	n/a	$10,829	August 2028
CRE - term reinvestment financing facility	n/a	n/a	n/a	$56,238	$10,803	n/a

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

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At June 30, 2026 and December 31, 2025, our leverage ratio under GAAP was 3.2 times and 2.8 times, respectively. The leverage ratio increased during the period primarily due to the net increase in borrowings combined with the net decrease to total equity.

(Back to Index)

(Back to Index)

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At June 30, 2026:
CRE securitization	$879,499	$—	$—	$—	$879,499
CRE - term reinvestment financing facility (1)	625,267	—	—	625,267	—
Senior secured financing facility (2)	56,503	—	56,503	—	—
CRE - term warehouse financing facilities (3)	8,447	8,447	—	—	—
Mortgage payable (4)	21,678	—	21,678	—	—
5.75% Senior Unsecured Notes (5)	150,000	150,000	—	—	—
Unsecured junior subordinated debentures (6)	51,548	—	—	—	51,548
Lease liabilities (7)	857,505	1,781	4,052	4,297	847,375
Unfunded commitments on CRE loans (8)	81,362	18,688	43,744	18,930	—
Base management fees (9)	6,249	6,249	—	—	—
Total	$2,738,058	$185,165	$125,977	$648,494	$1,778,422

(1)
Excludes $1.4 million of accrued interest payable.
(2)
Excludes $188,000 of accrued interest payable.
(3)
Excludes $15,000 of accrued interest payable.
(4)
Excludes $131,000 of accrued interest payable.
(5)
Excludes $4.3 million of interest expense payable through maturity in August 2026.
(6)
Excludes $21.3 million and $22.4 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(7)
Lease liabilities include a ground rent lease for a hotel property with a remaining term of 90 years and an annual growth rate of 3% and a parking lease for an asset acquired with a remaining term of 98 years and an annual growth rate of 2%.
(8)
These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained. At June 30, 2026, we had unfunded commitments on 32 CRE whole loans.
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

At June 30, 2026, we had $32.1 million of cumulative net operating losses ("NOL") to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act ("TCJA"), along with revisions made by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act reduced the deduction for NOLs generated post 2017 to 80% of taxable income and granted an indefinite carryforward period. Additionally, we have cumulative total net capital losses of $115.9 million, which expired at December 31, 2025, if not utilized on our tax return to be filed in October 2026.

We also have tax assets in our taxable REIT subsidiaries ("TRS"). These tax assets are analyzed and disclosed quarterly in our financial statements. At June 30, 2026, our TRS had $62.0 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $22.2 million of NOLs with an indefinite carryforward period. Additionally, our TRS had cumulative total net capital losses of $20.8 million, which are set to expire at December 31, 2029.

(Back to Index)

(Back to Index)

Distributions

We did not pay distributions on our common shares during the six months ended June 30, 2026 as we were able to utilize NOL carryforwards and net capital loss carryforwards to offset our REIT taxable income. This enabled us to grow book value and our investable equity base. Our Board is responsible for the establishment and evaluation of a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

Off-Balance Sheet Arrangements

General

At June 30, 2026, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities that were not established for those purposes. At June 30, 2026, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities, other than those discussed in the "Guarantees and Indemnifications" section below.

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $81.4 million and $88.6 million in unfunded loan commitments at June 30, 2026 and December 31, 2025, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

In September 2025, we entered into guaranties related to a $62.4 million construction loan and an $10.9 million bridge loan made to a borrower that is held by a joint venture in which we have a 90% membership interest (the "Borrower"). Pursuant to the Guaranty of Completion, executed September 2025, by the individual principals of the partnership and the Company (collectively, the "Guarantors") for the benefit of DL RCF I Loan Holdings, LLC and DL RCF I Loan Holdings (Evergreen), LLC (collectively, the "Lender"), the Guarantors guarantee to the Lender, the Borrower’s obligation to commence, construct, develop and complete the construction project in a good and workmanlike manner in accordance with the terms and conditions of the Loan Agreement, dated September 12, 2025 by and among the Borrower, DL RCF I Loan Holdings, LLC (the "Agent") and the Lender (the "Loan Agreement") and to perform all other work contemplated or required to be completed pursuant to the loan documentation through final completion.

In September 2025, the Guarantors also entered into a Guaranty of Retail Space to guarantee the payment and performance of all of the obligations for the payment of debt and the performance of the obligations under the Loan Agreement and a Guaranty of Recourse Obligations to guarantee the payment and performance of certain liabilities ("bad boy") and payment obligations set forth in the Loan Agreement and agree to be liable for the guaranteed obligations as a primary obligor. Also in September 2025, the Guarantors entered into the Guaranty of Interest and Carry Costs to guarantee the payment and performance of the Borrower’s obligation to timely

(Back to Index)

(Back to Index)

pay all Carry Costs and Debt Service and its obligation to make deposits into the Carry Cost Account (each as defined in the agreement) in accordance with the Loan Agreement, and all interest due to the Bridge Lender (defined below) and/or preferred return due pursuant to the Master Tenant Operating Agreement. The Guarantors also unconditionally covenant and agree to be liable for these guaranteed obligations as a primary obligor. Additionally, the Guarantors with the Borrower also entered into an Environmental Indemnity Agreement jointly and severally in favor of the Lender and Agent whereby the Guarantors serving as Indemnitors provided environmental representations and warranties, covenants and indemnification.

In connection with the $10.9 million bridge loan from Hoyne Savings Bank ("Bridge Lender") to Borrower, we entered into the Repayment and Completion Guaranty in September 2025, in favor of Bridge Lender subject to the Bridge Loan Agreement between Borrower and Bridge Lender (the "Bridge Loan Agreement") to guarantee the prompt payment of all indebtedness under the Bridge Loan Agreement and the prompt performance of all other covenants, obligations and agreements of Borrower under the Bridge Loan Agreement, including but not limited to, construction of the improvements and completion before the completion date and material compliance with all environmental covenants and indemnities set forth in the Bridge Loan Agreement.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared by management in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that may affect the value of our assets or liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain. The critical policies summarized below relate to allowance for credit losses, investments in real estate, revenue recognition and variable interest entities ("VIEs"). We have reviewed these accounting policies with our Board and believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at the time.

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

(Back to Index)

(Back to Index)

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

As part of the evaluation of the loan portfolio, we assess the performance of each loan and assign a risk rating based on the collective evaluation of several factors, including but not limited to: collateral performance relative to underwritten plan, time since origination, current implied and/or re-underwritten LTV ratios, risk inherent in the loan structure and exit plan. Loans are rated "1" through "5," from least risk to greatest risk, in connection with this review.

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

At June 30, 2026, we determined that there is one VIE to be consolidated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2026, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed. Additionally, refer to Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on risks we face.

(Back to Index)

(Back to Index)

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

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At June 30, 2026, 74% of the par value of our CRE loan portfolio had interest rate caps with a weighted-average maturity of 15.0 months or debt service reserves in place.

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

Financing Risk

We finance our target assets using our CRE debt securitizations, a CRE - term reinvestment financing facility, a senior secured financing facility, warehouse financing facilities, a mortgage payable and construction loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing, or to increase the costs of that financing.

(Back to Index)

(Back to Index)

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At June 30, 2026, 98.5% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 1.5% of our CRE loan portfolio by par value has a contractual fixed rate of interest. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $2.1 billion had a weighted-average benchmark floor of 2.22% at June 30, 2026.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended June 30, 2026
	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share
$485,368	$426	$0.02	$4,420	$0.16

(1)
Includes our floating-rate CRE loans at June 30, 2026.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1. LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. We are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at June 30, 2026.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission includes detailed discussion of our risk factors under the heading "Risk Factors." Set forth below are certain additional factors related to the proposed Merger and Internalization.

Risks Relating to the Proposed Merger and Internalization

Completion of the Merger remains subject to conditions that we cannot control.

The Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement. There are no assurances that all of the conditions necessary to consummate the Merger will be satisfied or that the conditions will be satisfied in the time frame expected. If the Merger is not completed within the expected timeframe or at all, such delay or failure to complete the Merger may materially and adversely affect the synergies and other benefits that we may expect to achieve as a result of the Merger and Internalization and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Merger and Internalization, and the trading price of our common stock may decline significantly.

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

We have incurred substantial legal, accounting, financial advisory and other expenses in connection with and as a result of completing the Merger and Internalization and we may incur additional expenses in connection with the completion of the Merger and Internalization. There are a number of factors beyond our control that could affect the total amount or the timing of the transaction and integration expenses. Many of the expenses that will be incurred are, by their nature, difficult to estimate accurately at the present time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

(Back to Index)

(Back to Index)

On July 31, 2026, ACRES Realty Funding, Inc., a direct, wholly owned subsidiary of the Company, entered into a letter agreement with ACRES Capital Corp. (the "Letter Agreement") in connection with the $12.0 million loan to ACRES Capital Corp. evidenced by the promissory note from ACRES Capital Corp. dated July 31, 2020 as amended on March 13, 2025 the ("ACRES Loan"). The Letter Agreement extended the maturity date of the ACRES Loan to August 30, 2026 and waived the extension fee.

The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Letter Agreement, which has been filed with this Quarterly Report on Form 10-Q as Exhibit 10.6(c).

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

10.2(f)*	ACRES Commercial Realty Corp. 2026 Omnibus Equity Compensation Plan. (Filed previously as an exhibit to the Company's Current Report on Form 8-K filed on June 25, 2026.)
10.3	Form of Indemnification Agreement. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)
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

(Back to Index)

(Back to Index)

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

10.6(c)	Letter Agreement to Promissory Note, dated July 31, 2026, between ACRES Holdings, LLC to ACRES Realty Funding, Inc.
10.7(a)*	Manager Incentive Plan. (Filed previously as an exhibit to the Company’s Proxy Statement filed on April 12, 2021.)
10.7(b)*	Form of Stock Award Agreement Under the Manager Incentive Plan. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2021.)
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

99.1(f)

Amendment No. 5 to Master Repurchase Agreement, dated July 21, 2026, between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2026.)

99.1(g)

Guarantee made by Exantas Capital Corp., as guarantor, in favor of JPMorgan Chase Bank, National Association, dated October 26, 2018. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2018.)

99.1(h)

First Amendment to Guarantee Agreement, dated May 6, 2020, between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

99.1(i)

Amendment No. 2 To Guarantee Agreement, dated October 2, 2020 between Exantas Capital Corp. and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2020.)

99.1(j)

Amendment No. 4 To Guarantee Agreement, dated November 17, 2022 between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on November 18, 2022.)

99.1(k)

Amendment No. 5 to Guarantee Agreement, dated July 21, 2023, between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2023.)

99.1(l)

Amendment No. 6 to Guarantee Agreement, dated March 14, 2025, between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

99.1(m)

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

(Back to Index)

(Back to Index)

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

ACRES COMMERCIAL REALTY CORP.
(Registrant)

August 4, 2026	By:	/s/ Mark Fogel
Mark Fogel
President & Chief Executive Officer

August 4, 2026	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Senior Vice President
Chief Financial Officer

August 4, 2026	By:	/s/ Linda M. Kilpatrick
Linda M. Kilpatrick
Vice President
Chief Accounting Officer and Controller

(Back to Index)