Form 10-Q
period 2026-09-30
ACRES Commercial Realty Corp.
filed 2026-11-09
CIK 1332551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of outstanding shares of the registrant’s common stock on November 5, 2026 was 13,452,489 shares.

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

		PAGE
PART I		3
Item 1:	Financial Statements	3
	Consolidated Balance Sheets – September 30, 2026 (unaudited) and December 31, 2025	3
	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025	5
	Consolidated Statements of Comprehensive (Loss) Income (unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025	6
	Consolidated Statements of Changes in Equity (unaudited) for the Three Months Ended March 31, 2026 and 2025, June 30, 2026 and 2025 and September 30, 2026 and 2025	7
	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2026 and 2025	9
	Notes to Consolidated Financial Statements – September 30, 2026 (unaudited)	10
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	94
Item 4:	Controls and Procedures	97
PART II		98
Item 1:	Legal Proceedings	98
Item 1A:	Risk Factors	98
Item 2:	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	103
Item 5:	Other Information	103
Item 6:	Exhibits	104
SIGNATURES		110

(Back to Index)

(Back to Index)

PART I

ITEM 1. FINANCIAL STATEMENTS

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS (1)
Cash and cash equivalents	$53,294	$83,768
Restricted cash	2,099	2,190
Accrued interest receivable	37,006	27,259
CRE loans	2,139,412	1,830,367
Less: allowance for credit losses	(29,409)	(20,398)
CRE loans, net	2,110,003	1,809,969
Loan receivable - due from Manager	—	10,375
Investments in unconsolidated entities	30,271	29,237
Properties held for sale	20,900	90,825
Investments in real estate, net	113,848	76,415
Right of use assets	29,739	19,545
Intangible assets	7,606	6,221
Goodwill	175,085	—
Other assets	11,072	6,560
Assets of Consolidated Fund:
Investments, at fair value	1,918,111	—
Cash and cash equivalents	30,585	—
Restricted cash	8,354	—
Accrued interest, servicing receivables and other assets	17,940	—
Total assets	$4,565,913	$2,162,364
LIABILITIES (2)
Accounts payable and other liabilities	$20,099	$7,482
Accrued interest payable	6,380	6,814
Borrowings, net	1,978,564	1,544,938
Lease liabilities	55,674	45,942
Distributions payable	4,362	3,457
Accrued tax liability	68	8
Liabilities held for sale	—	3,131
Liabilities of Consolidated Fund:
Borrowings	1,283,400	—
Accrued interest, accounts payable and other liabilities	26,857	—
Total liabilities	3,375,404	1,611,772
EQUITY
Preferred stock, par value $0.001: 10,000,000 shares authorized 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 7,020,000 and 4,800,000 shares issued and outstanding	7	5
Preferred stock, par value $0.001: 6,800,000 shares authorized 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share; 4,507,857 and 4,507,857 shares issued and outstanding	5	5
Common stock, par value $0.001: 41,666,666 shares authorized; 13,452,489 and 6,887,451 shares issued and outstanding (including 55,559 and 328,586 unvested restricted shares)	13	7
Additional paid-in capital	1,290,092	1,142,410
Accumulated other comprehensive loss	(717)	(1,603)
Distributions in excess of earnings	(789,896)	(720,028)
Total stockholders’ equity	499,504	420,796
Non-controlling interests	691,005	129,796
Total equity	1,190,509	550,592
TOTAL LIABILITIES AND EQUITY	$4,565,913	$2,162,364

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025(3)
	(unaudited)
(1) Assets of consolidated variable interest entities ("VIEs") included in total assets above:
Restricted cash	$150	$—
Accrued interest receivable	4,788	—
CRE loans, pledged as collateral (4)	1,009,550
Assets of Consolidated Fund:
Investments, at fair value	1,918,111	—
Cash and cash equivalents	30,585	—
Restricted cash	8,354
Accrued interest, servicing receivables and other assets	17,940	—
Total assets of consolidated VIEs	$2,989,478	$—
(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable and other liabilities	$77	$—
Accrued interest payable	1,761	—
Borrowings	874,011	—
Liabilities of Consolidated Fund:
Borrowings	1,283,400	—
Accrued interest, accounts payable and other liabilities	26,857	—
Total liabilities of consolidated VIEs	$2,186,106	$—

(3)
There were no consolidated VIEs at December 31, 2025.
(4)
Excludes the allowance for credit losses.

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Interest income:
CRE loans	$37,439	$28,055	$108,643	$85,021
Other	246	233	1,802	824
Total interest income	37,685	28,288	110,445	85,845
Interest expense	24,898	19,917	77,893	63,304
Net interest income	12,787	8,371	32,552	22,541
Real estate income:
Hospitality	9,579	8,179	25,296	23,822
Rental	1,673	4,453	4,933	13,449
Total real estate income	11,252	12,632	30,229	37,271
Fee and other income	152	—	152	—
Other revenue	31	34	93	100
Total revenues	24,222	21,037	63,026	59,912
OPERATING EXPENSES
General and administrative	4,189	2,509	9,984	8,442
Compensation and benefits	2,436	—	2,436	—
Real estate expenses
Hospitality	14,590	7,960	30,709	24,793
Rental	4,143	7,495	8,257	17,353
Total Real estate expenses	18,733	15,455	38,966	42,146
Management fees - related party	613	1,581	3,738	4,813
Equity compensation	115	374	5,548	1,774
Merger and internalization costs	38,282	—	43,393	—
Corporate interest expense	5,236	—	5,236	—
Provision for (reversal of) credit losses, net	8,295	(3,960)	9,011	(6,457)
Total operating expenses	77,899	15,959	118,312	50,718
	(53,677)	5,078	(55,286)	9,194
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated subsidiaries	18	(827)	693	(1,988)
Gain on sale of investment in real estate	—	13,141	3,336	13,141
Net realized and unrealized gains on investments of Consolidated Fund	(480)	—	(480)	—
Interest income of Consolidated Fund	20,942	—	20,942	—
Interest expense of Consolidated Fund	(13,923)	—	(13,923)	—
Expenses of the Consolidated Fund	(601)	—	(601)	—
Other income (expense)	(174)	655	(69)	1,377
Total other income (expense)	5,782	12,969	9,898	12,530
INCOME (LOSS) BEFORE TAXES	(47,895)	18,047	(45,388)	21,724
Income tax expense	(2)	—	(3)	(83)
NET INCOME (LOSS)	(47,897)	18,047	(45,391)	21,641
Net income allocated to preferred shares	(6,036)	(5,286)	(16,246)	(15,881)
Net income allocable to non-controlling interests, net of taxes	(2,393)	(2,979)	(8,231)	(2,569)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHARES	$(56,326)	$9,782	$(69,868)	$3,191
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(5.16)	$1.38	$(8.65)	$0.44
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(5.16)	$1.34	$(8.65)	$0.42
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	10,923,342	7,106,510	8,074,695	7,238,446
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	10,923,342	7,314,332	8,074,695	7,558,133

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(47,897)	$18,047	$(45,391)	$21,641
Other comprehensive income (loss):
Reclassification adjustments associated with net unrealized losses from interest rate swaps included in interest expense	248	401	886	1,191
Total other comprehensive income	248	401	886	1,191
Comprehensive income (loss) before allocation to preferred shares	(47,649)	18,448	(44,505)	22,832
Net income allocated to non-controlling interests	(2,393)	(2,979)	(8,231)	(2,569)
Net income allocated to preferred shares	(6,036)	(5,286)	(16,246)	(15,881)
Comprehensive income (loss) allocable to common shares	$(56,078)	$10,183	$(68,982)	$4,382

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Series C Preferred Stock	Series D Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2025	6,887,451	$7	$5	$5	$1,142,410	$(1,603)	$(720,028)	$420,796	$129,796	$550,592
Stock-based compensation	243,650	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	539	—	—	539	—	539
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,052	1,052
Net income	—	—	—	—	—	—	4,091	4,091	3,437	7,528
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(5,114)	(5,114)	—	(5,114)
Amortization of terminated derivatives	—	—	—	—	—	326	—	326	—	326
Balance, March 31, 2026	7,131,101	$7	$5	$5	$1,142,949	$(1,277)	$(721,051)	$420,638	$134,285	$554,923
Stock-based compensation	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	(6)	—	—	(6)	—	(6)
Amortization of stock-based compensation	—	—	—	—	4,893	—	—	4,893	—	4,893
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	227	227
Net income (loss)	—	—	—	—	—	—	(7,423)	(7,423)	2,401	(5,022)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(5,096)	(5,096)	—	(5,096)
Amortization of terminated derivatives	—	—	—	—	—	312	—	312	—	312
Balance, June 30, 2026	7,131,101	$7	$5	$5	$1,147,836	$(965)	$(733,570)	$413,318	$136,913	$550,231
Consideration for the Merger	7,478,462	7	—	—	109,178	—	—	109,185	(17,895)	91,290
Proceeds from preferred stock offerings, net of offering costs	—	—	2	—	49,855	—	—	49,857	—	49,857
Stock-based compensation	14,038	—	—	—	205	—	—	205	—	205
Amortization of stock-based compensation	—	—	—	—	115	—	—	115	—	115
Purchase and retirement of common stock	(1,171,112)	(1)	—	—	(17,097)	—	—	(17,098)	—	(17,098)
Net redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(9,257)	(9,257)
Non-controlling interest acquired as part of the Merger	—	—	—	—	—	—	—	—	578,851	578,851
Net income (loss)	—	—	—	—	—	—	(50,290)	(50,290)	2,393	(47,897)
Distributions and accrual of cumulative preferred stock dividends	—	—	—	—	—	—	(6,036)	(6,036)	—	(6,036)
Amortization of terminated derivatives	—	—	—	—	—	248	—	248	—	248
Balance, September 30, 2026	13,452,489	$13	$7	$5	$1,290,092	$(717)	$(789,896)	$499,504	$691,005	$1,190,509

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (Continued)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares		Amount		Series C Preferred Stock		Series D Preferred Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss		Retained Earnings (Distributions in Excess of Earnings)		Total Stockholders’ Equity		Non-Controlling Interest		Total Equity
Balance, December 31, 2024	7,634,004		$8		$5		$5		$1,162,581		$(3,203)		$(720,268)		$439,128		$10,534		$449,662
Purchase and retirement of common stock	(220,188)		(1)		—		—		(4,377)		—		—		(4,378)		—		(4,378)
Amortization of stock-based compensation	—		—		—		—		815		—		—		815		—		815
Net loss	—		—		—		—		—		—		(546)		(546)		(184)		(730)
Distributions and accrual of cumulative preferred stock dividends	—		—		—		—		—		—		(5,313)		(5,313)		—		(5,313)
Amortization of terminated derivatives	—		—		—		—		—		393		—		393		—		393
Balance, March 31, 2025	7,413,816		$7		$5		$5		$1,159,019		$(2,810)		$(726,127)		$430,099		$10,350		$440,449
Purchase and retirement of common stock	(271,561)		—		—		—		(5,072)		—		—		(5,072)		—		(5,072)
Amortization of stock-based compensation	—		—		—		—		586		—		—		586		—		586
Net income	—		—		—		—		—		—		4,551		4,551		(227)		4,324
Distributions and accrual of cumulative preferred stock dividends	—		—		—		—		—		—		(5,282)		(5,282)		—		(5,282)
Amortization of terminated derivatives	—		—		—		—		—		397		—		397		—		397
Balance, June 30, 2025	7,142,255		$7		$5		$5		$1,154,533		$(2,413)		$(726,858)		$425,279		$10,123		$435,402
Exercise of warrants at $0.03 per share	391,380		—		—		—		—		—		—		—		—		—
Purchase and retirement of common stock	(153,094)		—		—		—		(2,907)		—		—		(2,907)		—		(2,907)
Amortization of stock-based compensation	—		—		—		—		373		—		—		373		—		373
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,529)	—	(11,529)
Net income	—		—		—		—		—		—		15,068		15,068		2,979		18,047
Distributions and accrual of cumulative preferred stock dividends	—		—		—		—		—		—		(5,286)		(5,286)		—		(5,286)
Amortization of terminated derivatives	—		—		—		—		—		401		—		401		—		401
Balance, September 30, 2025	7,380,541		$7		$5		$5		$1,151,999		$(2,012)		$(717,076)		$432,928		$1,573		$434,501

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(45,391)	$21,641
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses, net	9,011	(6,457)
Depreciation, amortization and accretion	13,612	8,899
Amortization of stock-based compensation	19,268	1,774
Gain on sale of investment in real estate	(3,336)	(13,141)
Equity in (earnings) losses of unconsolidated subsidiaries	(693)	1,988
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities of the Consolidated Fund:
Net change in unrealized gains on investments	515	—
Purchase and funding of loan notes, participations and equity interests	(26,632)	—
Sales proceeds and principal payments received on loan notes and participations	30,375	—
Amortization of debt issuance costs	1,191	—
Deferred fees	88	—
Amortization of deferred fees	(161)	—
Changes in operating assets and liabilities	(17,677)	(16,918)
Changes in operating assets and liabilities of the Consolidated Fund	(11,050)	—
Net cash (used in) operating activities	(30,880)	(2,214)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal fundings of CRE loans	(544,286)	(209,383)
Principal payments received on CRE loans	210,002	241,043
Proceeds from sale of CRE loans	29,140	77,530
Investments in real estate	(600)	(2,836)
Proceeds from sale of investments in real estate	20,000	106,750
Investments in unconsolidated entities	(320)	(8,850)
Purchases of furniture and fixtures	—	(106)
Principal payments received on loan - due from Manager	175	200
Net cash acquired in Merger	5,946	—
Net cash (used in) provided by investing activities	(279,943)	204,348
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(12,357)
Proceeds from preferred stock offerings, net of offering costs	49,851	—
Proceeds from borrowings:
Securitizations	879,499	—
Senior secured financing facility	13,576	—
CRE - term warehouse financing facilities	70,032	124,028
CRE - term reinvestment financing facility	55,463	907,601
8.625% Senior Secured Notes Due 2031	200,000	—
Mortgages payable	1,889	1,001
Payments on borrowings:
Securitizations	—	(865,078)
Senior secured financing facility	(76,675)	—
CRE - term warehouse financing facilities	(534,760)	(168,205)
Mortgages payable	(343)	(60,884)
5.75% Senior Unsecured Notes Due 2026	(150,000)	—
CRE - term reinvestment financing facility	(201,376)	(112,331)
Payment of debt issuance costs	(12,540)	(3,366)
Distributions to non-controlling interests	—	(11,529)
Contributions from non-controlling interests	1,279	—
Distributions paid on preferred stock	(15,341)	(15,937)
Financing activities of the Consolidated Fund:
Contributions from non-controlling interests in Consolidated Fund	350	—
Distributions to non-controlling interests in Consolidated Fund	(9,607)	—
Borrowings under loan obligations by Consolidated Fund	33,243	—
Repayments under loan obligations by Consolidated Fund	(24,233)	—
Payment of debt acquisition costs by Consolidated Fund	(49)	—
Net cash provided by (used in) financing activities	280,258	(217,057)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(30,565)	(14,923)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	85,958	57,603
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$55,393	$42,680

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

NOTE 1 - ORGANIZATION

ACRES Commercial Realty Corp., a Maryland corporation, along with its subsidiaries (collectively, the "Company"), is a real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate ("CRE") mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. Prior to August 6, 2026, the Company was externally managed by ACRES Capital, LLC ("the Manager"), a subsidiary of ACRES Capital Corp. ("ACC"). Effective as of August 6, 2026, the Company completed the merger and internalization with ACC, as further discussed below in Note 2, and the management agreement was terminated at that time.

The Company has qualified, and expects to qualify in the current fiscal year, as a REIT.

The Company conducts its operations through the use of subsidiaries that it consolidates into its financial statements. The Company’s core assets are consolidated through its investments in ACRES Realty Funding, Inc. ("ACRES RF"), a wholly-owned subsidiary, that holds CRE loans and CRE-related securities as well as special purpose subsidiaries established for securitization purposes, which are consolidated as variable interest entities ("VIEs") as discussed in Note 4.

Post merger, the Company provides investment management servicing through the Company's taxable REIT subsidiary, ACRES Capital, LLC, that is registered with the Securities and Exchange Commission as an investment adviser. ACRES Capital, LLC serves as the investment manager of ACRES Mortgage Fund, Ltd. ("AMF"), an exempted company under the laws of the Cayman Islands formed for the purpose of investing in CRE mortgage loans, as well as third-party separately managed accounts.

The Company consolidates AMF in the accompanying financial statements (the "Consolidated Fund"). Including the results of the Consolidated Fund significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows within the accompanying consolidated financial statements. Net income attributable to the Company includes only its proportionate share of the Consolidated Fund’s results, which reflects the Company’s 13.38% indirect economic interest at September 30, 2026. The Company’s share arises from its investment in the Consolidated Fund and from fees and other amounts earned from the Consolidated Fund. The Consolidated Fund’s remaining net income or loss is allocated to third-party investors and presented as net income or loss attributable to noncontrolling interests. Further, cash flows allocable to non-controlling interests in the Consolidated Fund are specifically identifiable within the consolidated statements of cash flows.

NOTE 2 - MERGER OF ACRES CAPITAL CORP. AND INTERNALIZATION OF MANAGEMENT

Overview of the Transaction

On August 6, 2026 (the "Merger Effective Time"), the Company completed the Merger (as defined below) and Internalization (as defined below) transactions pursuant to the terms of the Agreement and Plan of Merger, dated April 29, 2026, by and among the Company and ACRES Holdings Sub LLC ("Merger Sub"), a subsidiary of the Company, on the one hand, and ACC and ACRES Capital LLC, a subsidiary of ACC and the former external manager of the Company (the "Manager"), on the other hand.

The Company completed the Merger to internalize its management platform, align the interests of management and stockholders, eliminate future external management fees and related-party reimbursements, and provide the Company with direct control over personnel, infrastructure and operating capabilities used to manage its commercial real estate investment activities. Along with the Manager's CRE lending platform, the Merger provides the Company with increased third-party fee income earned from an evergreen fund vehicle, separately managed accounts and a growing insurance platform that will enhance Company’s financial profile. The Company obtained control of ACC upon the closing of the Merger through the acquisition of 100% of the outstanding voting equity interests of ACC.

At the Merger Effective Time, pursuant to the terms of the Merger Agreement, ACC merged with and into Merger Sub, with Merger Sub continuing as the surviving company and a wholly-owned subsidiary of the Company (the "Merger"). A special committee (the "Special Committee") of the Company’s board of directors (the "Board") consisting solely of independent directors considered, reviewed and negotiated the terms of the Merger and Internalization on behalf of the Board.

As a result of the Merger, among other things, (i) the Company acquired the Manager, (ii) the Manager ceased to perform any outside management services for the Company, (iii) the Company and the Manager terminated the existing Fourth Amended and

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

Restated Management Agreement, dated as of July 31, 2020, as amended, by and among the Company, the Manager and ACC (the "Management Agreement"), for no additional consideration, and (iv) the Company became internally managed (the "Internalization").

At the Merger Effective Time, each outstanding share of ACC common stock, par value $0.0001 per share, was converted into the right to receive 2.61882 shares of Company common stock, par value $0.001 per share (the "ACR Common Stock"). As a result, the Company issued 7,478,462 shares of ACR Common Stock as consideration for the Merger.

The Company accounted for the Merger as a business combination using the acquisition method of accounting. Accordingly, the identifiable assets acquired and liabilities assumed of ACC were recognized at their estimated acquisition-date fair values, with the excess of the consideration transferred over the estimated fair value of identifiable net assets acquired recognized as goodwill. The results of operations of ACC have been included in the Company’s unaudited condensed consolidated financial statements beginning on August 6, 2026.

Fair Value of Consideration Transferred

The following table presents the fair value of the consideration transferred to effect the Merger (in thousands, except share and per share data):

Outstanding shares of ACC Common Stock	2,855,661
Exchange ratio	2.61882
Shares of ACR Common Stock issued	7,478,462
Closing price of ACR Common Stock on August 6, 2026	$14.60
Fair value of ACR Common Stock to be issued to the former holders of ACC Common Stock	109,186
Settlement of preexisting relationships (1)	8,933
Purchase of non-controlling interest	(17,895)
Purchase of ACR’s shares held by ACC prior to the close of transaction (1,171,112 shares at $14.60)	(17,098)
Less fair value of ACC stock options attributable to post-combination costs (2)	(13,720)
Total consideration transferred	$69,406

(1)
Settlement of preexisting relationships pertains to the promissory note receivable and payables between the Company and ACC that were settled upon completion of the Merger and included in the consideration transferred above.
(2)
Represents the fair value of fully vested ACC stock options that were accelerated and converted into the Company's common stock at the Merger Effective Time, reflecting the value attributable to post-combination services. ACC's stock options are included in ACC's outstanding common stock as of the date of the Merger. The fair value attributable to post-combination services of $13.7 million was excluded from the consideration transferred above and recognized in merger and internalization costs on the consolidated statements of operations.

Purchase Price Allocation

The Merger and Internalization were conditioned upon each other and accordingly are considered “related” and treated as a single transaction for accounting and reporting purposes. The Merger is accounted for under the acquisition method for business combinations pursuant to GAAP, with the Company as the accounting acquirer of ACC. The consideration transferred by the Company in the Merger establishes a new accounting basis for the assets acquired, liabilities assumed and any non-controlling interests, measured at their respective fair value as of the Merger Effective Time. To the extent fair value of the consideration paid exceeds fair value of net assets acquired, any such excess represents goodwill. Adjustments to estimated fair value of identifiable assets and liabilities acquired in the Merger, as well as adjustments to the consideration paid may change the determination and amount of goodwill and may impact depreciation, amortization and accretion based on revised fair value of assets acquired and liabilities assumed.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

The following table summarizes the provisional recording of the assets acquired and liabilities assumed as of the Merger Effective Time (in thousands):

Amount
Total preliminary purchase price	$69,406
Assets:
Cash and cash equivalents and restricted cash	$5,946
Right of use assets	5,331
Accounts receivable	753
Other assets	1,079
Assets of the Consolidated fund:
Investments, at fair value	1,922,369
Cash and cash equivalents and restricted cash	31,481
Accrued interest, servicing receivables and other assets	15,280
Total assets acquired	$1,982,239

Liabilities:
Borrowings	$185,000
Lease intangible liabilities	6,104
Accounts payable, distribution payable and other liabilities	16,886
Liabilities of the Consolidated fund:
Borrowings	1,273,248
Accrued interest, accounts payable and other liabilities	27,829
Total liabilities assumed	$1,509,067

Equity:
Non-controlling interest	578,851
Total liabilities and equity assumed	$2,087,918

Preliminary fair value of net liabilities acquired	$(105,679)
Goodwill	$175,085

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Merger includes the expected synergies and other benefits that the Company believes will result from the Internalization. Goodwill is not amortized and the Company has allocated the goodwill to its segments.

Pro Forma Impact of Acquisition

The following table presents unaudited supplemental pro forma information as if the Merger had occurred on January 1, 2025 for the three and nine months ended September 30, 2026 and 2025 (in thousands). The unaudited supplemental pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Merger had taken place on January 1, 2025, nor is it indicative of the results of operations for future periods.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$24,665	$26,462	$66,018	$70,575
Net income (loss) allocable to common shares	$(57,938)	$15,137	$(93,395)	$3,203
Net income (loss) per common share - basic	$(4.32)	$1.09	$(6.98)	$0.23
Net income (loss) per common share - diluted	$(4.32)	$1.09	$(6.98)	$0.23

Our consolidated results of operations for both the three and nine months ended September 30, 2026 include $1.9 million of net loss allocable to common shares associated with the results of operations of ACC from the merger closing date of August 6, 2026 to September 30, 2026.

Other Details

In addition, various other impacts to the Company’s financial statements occurred in connection with the Merger, which are discussed throughout these financial statements, including:

•
Goodwill recorded as part of the Merger, see Note 21.
•
The assumption of ACC’s borrowing facilities, see Note 12.
•
The issuance of ACR Common Stock, see Note 13.
•
The termination of the Fourth Amended and Restated Management Agreement, see Note 19.
•
The Company has concluded that, as of September 30, 2026, it operates in three reportable segments consistent with its current management internal financial reporting purposes: (1) Principal Investing, (2) Investment Management, and (3) Strategic Holdings, see Note 24.

Merger and Internalization Costs

In conjunction with the Merger, the Company incurred $38.3 million and $43.4 million of merger-related transaction costs during the three and nine months ended September 30, 2026, respectively, primarily consisting of post-combination share-based compensation of $13.7 million and $23.8 million in payroll taxes associated with previously existing stock options to ACC executives and various professional fees directly attributable to the Merger.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

September 30, 2026

(unaudited)

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash for the Consolidated Company Entities on the consolidated balance sheets to the total amount shown on the consolidated statements of cash flows (in thousands):

	September 30,
	2026	2025
Cash and cash equivalents	$53,294	$40,925
Restricted cash	2,099	1,755
Consolidated Fund; Cash and cash equivalents (1)	30,585	—
Consolidated Fund; Restricted cash (1)	8,354	—
Total cash, cash equivalents and restricted cash shown on the Company’s consolidated statements of cash flows	$94,332	$42,680

(1) The Consolidated Fund's cash balances are included in the changes in operating assets and liabilities of the Consolidated Fund on the statement of cash flows.

Income Taxes

The Company previously recorded a full valuation allowance against its net deferred tax assets (tax effected expense of $21.8 million) at September 30, 2026, as the Company believes it is more likely than not that the deferred tax assets will not be realized at this time. This assessment was based on the Company’s cumulative historical losses and uncertainties as to the amount of taxable income that would be generated in future years by the Company’s taxable REIT subsidiaries.

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

Income Earned from Fee-Based Services

Income from fee-based services includes asset management fees, development fees, servicing fees, and incentive fees and is included in fee and other income on the consolidated statements of operations. Incentive fees are earned when specified financial hurdles are met for certain separately managed accounts. Revenues from fee-based services that the Company provides are recognized as earned over time in accordance with contractual agreements. The services the Company provides represent performance obligations that are satisfied over time.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

Accounting for Investment Company Activities

The Company’s Consolidated Fund is an investment company under GAAP based on the following characteristics: the Consolidated Fund obtains funds from one or more investors and the Consolidated Fund’s business purpose and substantive activities are investing funds for returns from investment income. Therefore, investments of the Consolidated Fund are recorded at fair value and the unrealized gain (loss) in an investment’s fair value is recognized on a current basis within the consolidated statements of operations. In the preparation of these consolidated financial statements, the Company has retained the investment company accounting for the Consolidated Fund under GAAP.

All of the investments held by the Consolidated Fund are presented at their estimated fair values within the Company’s consolidated balance sheets. Net income attributable to the economic ownership interest of the third-party investors in the Consolidated Fund are presented within net income attributable to non-controlling interest in Consolidated Fund within the consolidated statements of operations.

Goodwill

Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. The Company evaluates the recoverability of goodwill annually on the first day of the Company’s fiscal fourth quarter of each fiscal year, or more frequently, if events or changes in circumstances indicate that goodwill might be impaired. If the Company’s review indicates that the carrying amount of goodwill exceeds its fair value, the Company will reduce the carrying amount of goodwill to fair value. The annual impairment test will be performed as of October 1st each year. While we have not yet completed this analysis for 2026, we do not anticipate that goodwill will be impaired, nor were there events or changes in circumstances indicating impairment at September 30, 2026.

Recent Accounting Pronouncements

Accounting Standards to be Adopted in Future Periods

In November 2024, the Financial Accounting Standards Board ("FASB") issued guidance to improve transparency on certain costs and expenses. This guidance is effective for fiscal years beginning after December 15, 2026 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is in the process of evaluating the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

NOTE 4 - VARIABLE INTEREST ENTITIES

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

Consolidated VIEs (the Company is the primary beneficiary)

Based on management’s analysis, the Company was the primary beneficiary of two VIEs, ACRES Commercial Realty 2026-FL4 Issuer, LLC ("ACR 2026-FL4") and AMF, at September 30, 2026 (the "Consolidated VIEs"). At December 31, 2025, the Company was not the primary beneficiary of any VIEs.

ACR 2026-FL4 is a CRE securitization that was formed on behalf of the Company to invest in CRE whole loans that were financed by the issuance of debt securities. By financing these assets with long-term borrowings through the issuance of debt securities, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for the VIE was made at the VIE’s inception and is continually assessed. ACR 2026-FL4 is accounted for as a secured borrowing in accordance with GAAP.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

The Company has exposure to losses on its securitization to the extent of its investments in the subordinated debt and preferred equity of the securitization. The Company is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the securitization, distributions with respect to its preferred equity interests. As a result of consolidation, the debt and equity interests the Company holds in its securitization have been eliminated; and the Company’s consolidated balance sheets reflect the assets held, debt issued by the securitization to third parties and any accrued payables to third parties. The Company’s operating results and cash flows include the gross amounts related to the securitization’s assets and liabilities as opposed to the Company’s net economic interests in the securitization. Assets and liabilities related to the securitization are disclosed, in the aggregate, on the Company’s consolidated balance sheets. For a discussion of the debt issued through the securitization, see Note 12.

AMF is considered and treated as a VIE because the investors of AMF, who are unaffiliated with the Company, do not have substantive rights to impact the ongoing governance and operating activities of AMF, including the ability to remove the Company as the investment manager without cause. The Company concluded its interest in AMF represented a potentially significant economic interest and the Company represented the primary beneficiary of AMF. As a result, the Company consolidated AMF as of September 30, 2026. As of September 30, 2026, the Company owns 13.38% of AMF.

Creditors of the Company’s Consolidated VIEs have no recourse to the general credit of the Company. During the nine months ended September 30, 2026 and 2025, the Company did not provide any financial support to its Consolidated VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by the Company. There are no explicit arrangements that obligate the Company to provide financial support to its Consolidated VIEs.

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

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

ACRES SPE 2025-1, LLC

ACRES SPE 2025-1, LLC ("SPE 2025-1") was formed in March 2025, to acquire and finance purchased assets. Subsequently, SPE 2025-1 entered into a master repurchase agreement with JPMorgan Chase ("JPMorgan Chase 2025 Facility") to finance existing vintage CRE loans and to potentially finance the origination of new CRE loans held by the Company. In the quarter ended December 31, 2025, ACRES Mortgage Fund Levered II, LLC ("AMF Levered II, LLC"), a wholly-owned subsidiary of AMF, purchased a $125.0 million, or 43.2%, non-controlling interest in SPE 2025-1 (See Note 19). SPE 2025-1 was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members all have the following characteristics: (1) the power to direct activities, (2) the obligation to absorb losses and (3) the right to receive residual returns. The Company applied the voting interest model and consolidated SPE 2025-1 based on its 56.8% controlling ownership interest and control over all major decisions. AMF Levered II, LLC assumed its proportionate share of risk in the underlying assets and the liabilities, including the JPMorgan Chase 2025 Facility. The portion of SPE 2025-1 that the Company does not own is presented as non-controlling interest at and for the periods presented in the Company’s consolidated financial statements.

Investments in Unconsolidated Entities (the Company is not the primary beneficiary, but has a variable interest)

Based on management’s analysis, the Company is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIEs' economic performance and (ii) the obligation to absorb the losses of the VIEs or the right to receive the benefits from the VIEs, which could be significant to the VIEs. Accordingly, the following VIEs are not consolidated in the Company’s financial statements at September 30, 2026 and December 31, 2025. The Company continuously reassesses whether it is deemed to be the primary beneficiary of its unconsolidated VIEs. The Company’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the "Maximum Exposure to Loss" column in the table below.

Unsecured Junior Subordinated Debentures

The Company has a 100% interest in the common shares of both Resource Capital Trust I ("RCT I") and RCC Trust II ("RCT II"), with a value of $1.5 million in the aggregate, or 3.0% of each trust, at September 30, 2026 and December 31, 2025. RCT I and RCT II were formed for the purposes of providing debt financing to the Company. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest through servicing rights. Accordingly, neither trust is consolidated into the Company’s consolidated financial statements.

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

In September 2025, the Wacker JV completed a re-capitalization that included entering into a $62.4 million construction loan, a $10.9 million bridge loan and converting part of the Company's common equity into preferred equity. Also, in connection with the re-capitalization, the Company entered into guarantees related to the construction loan and bridge loan. The guarantees include a Guaranty of Completion, a Guaranty of Retail Space, a Guaranty of Recourse Obligations, a Guarantee of Interest and Carry Costs and an Environmental Indemnity Agreement.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

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

ACRES SPV LLC

ACRES SPV LLC, was a wholly-owned subsidiary of ACC and merged into the Company as part of the Merger discussed in Note 2. The Company completed a qualitative analysis to determine whether it is the primary beneficiary of ACRES SPV LLC, and determined that it was not the primary beneficiary as of September 30, 2026. ACRES SPV LLC is considered and treated as a VIE due to a lack of sufficient equity. The Company (including related parties) is not deemed to be the primary beneficiary of the VIE as the Company does not have the power to direct the activities most significant to ACRES SPV LLC which include the management of current investments and operating activity. Accordingly, ACRES SPV LLC is not consolidated into the Company’s consolidated financial statements as of September 30, 2026. The Company has no investment at risk as of September 30, 2026.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at September 30, 2026 (in thousands):

	Unsecured Junior Subordinated Debentures	65 E Wacker Joint Venture, LLC	7720 McCallum JV, LLC	Pacmulti Affiliates, LLC	FSU Preferred Equity Loan	ACRES SPV LLC	Total	Maximum Exposure to Loss (1)
ASSETS
Accrued interest receivable	$11	$—	$—	$—	$—	$—	$11	$—
CRE loans	—	—	—	—	9,946	—	9,946	9,946
Investments in unconsolidated entities	1,548	28,723	—	—	—	—	30,271	36,824
Total assets	1,559	28,723	—	—	9,946	—	40,228

LIABILITIES
Accrued interest payable	358	—	—	—	—	—	358	N/A
Borrowings	51,548	—	—	—	—	—	51,548	N/A
Total liabilities	51,906	—	—	—	—	—	51,906
Net (liability) asset	$(50,347)	$28,723	$—	$—	$9,946	$—	$(11,678)

(1)
For McCallum JV and Pacmulti JV, the maximum exposure to loss is equal to the fair value of the underlying collateral, minus the total CRE loans and accrued interest receivable.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the Company’s supplemental disclosure of cash flow information (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Supplemental cash flows:
Interest expense paid in cash	$90,317	$66,380
Income taxes paid in cash	41	187

Non-cash financing activities include the following:
Distributions on preferred stock accrued but not paid	$4,362	$3,551
Non-cash financing of Merger and Internalization	69,406	—
Cashless exercise of warrants	—	12

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

NOTE 6 - LOANS

The following is a summary of the Company’s CRE loans held for investment by asset type (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At September 30, 2026:
Whole loans (5)(6)(7)	56	$2,137,041	$(7,823)	$2,129,218	$(29,161)	$2,100,057	1M Term SOFR to 1M Term SOFR + 7.00%	October 2026 to May 2030
Preferred equity investment (see Note 4) (8)		10,257	(63)	10,194	(248)	9,946	10.00%	October 2028
Total		$2,147,298	$(7,886)	$2,139,412	$(29,409)	$2,110,003

At December 31, 2025:
Whole loans (5)(6)(7)	53	$1,828,299	$(7,357)	$1,820,942	$(20,158)	$1,800,784	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2026 to May 2030
Preferred equity investment (see Note 4) (8)		9,511	(86)	9,425	(240)	9,185	10.00%	October 2028
Total		$1,837,810	$(7,443)	$1,830,367	$(20,398)	$1,809,969

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

(1)
Amounts include unamortized loan origination fees of $7.6 million and $6.6 million and deferred amendment fees of $275,000 and $852,000 at September 30, 2026 and December 31, 2025, respectively.
(2)
References to ("1M Term SOFR") are one-month Term SOFR. Weighted-average one-month Term SOFR was 3.77% and 3.83% at September 30, 2026 and December 31, 2025, respectively. Additionally, the weighted-average benchmark rate floor was 2.33% and 1.78% at September 30, 2026 and December 31, 2025, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude two whole loans, with total amortized costs of $43.9 million and $37.9 million, in maturity default at September 30, 2026 and December 31, 2025, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at September 30, 2026 and December 31, 2025.
(6)
CRE whole loans had $78.2 million and $88.6 million in unfunded loan commitments at September 30, 2026 and December 31, 2025, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained.
(7)
Includes five mezzanine loans, with total amortized costs of $22.8 million, with four having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at September 30, 2026. Includes four mezzanine loans, with total amortized costs of $17.8 million, with three having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at December 31, 2025. Because the Company is also the first mortgage lender on these loans, it considers the first mortgage and mezzanine loans together as one whole loan.
(8)
The Company had one preferred equity investment associated with a CRE whole loan at September 30, 2026 and December 31, 2025, respectively. The preferred equity investment has a fixed interest rate of 10%, of which 4.0% interest is deferred until maturity.

The following is a summary of the Company’s CRE loans held for investment by property type and geographic location (dollars in thousands):

	September 30, 2026		December 31, 2025
Property Type	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Multifamily	$1,705,701	80.9%	$1,482,268	81.9%
Office	238,244	11.3%	230,385	12.7%
Hotel	101,709	4.8%	57,426	3.2%
Mixed-Use	49,384	2.3%	24,614	1.4%
Self-Storage	14,965	0.7%	15,276	0.8%
Total	$2,110,003	100%	$1,809,969	100%

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

	September 30, 2026		December 31, 2025
Geographic Location	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
Southeast	$383,966	18.2%	$373,256	20.6%
Southwest	342,753	16.2%	437,113	24.2%
Northeast	317,578	15.0%	163,724	9.1%
East North Central	311,292	14.8%	72,720	4.0%
Mountain	286,344	13.6%	223,247	12.3%
Mid Atlantic	234,194	11.1%	222,958	12.3%
Pacific	153,366	7.3%	253,558	14.0%
West North Central	80,510	3.8%	63,393	3.5%
Total	$2,110,003	100%	$1,809,969	100%

The following is a summary of the contractual maturities of the Company’s CRE loans held for investment, at amortized cost (in thousands, except amounts in the footnotes):

Description	2026	2027	2028 and Thereafter	Total
At September 30, 2026:
Whole loans (1)(2)	$293,651	$516,484	$1,275,219	$2,085,354
Preferred equity investment	—	—	10,194	10,194
Total CRE loans	$293,651	$516,484	$1,285,413	$2,095,548

Description	2026	2027	2028 and Thereafter	Total
At December 31, 2025:
Whole loans (1)(2)	$592,949	$498,541	$691,589	$1,783,079
Preferred equity investment	—	—	9,425	9,425
Total CRE loans	$592,949	$498,541	$701,014	$1,792,504

(1)
Maturity dates exclude two whole loans, with total amortized costs of $43.9 million and $37.9 million, in maturity default at September 30, 2026 and December 31, 2025, respectively.
(2)
At September 30, 2026, the amortized costs of the floating-rate CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options were $248.7 million, $139.2 million and $1.7 billion in 2026, 2027 and 2028 and thereafter, respectively. At December 31, 2025, the amortized costs of the CRE whole loans, summarized by contractual maturity assuming full exercise of the extension options, were $397.1 million, $384.7 million and $1.0 billion in 2026, 2027 and 2028 and thereafter, respectively.

At September 30, 2026 and December 31, 2025, no single loan or investment represented more than 10% of the Company's total assets, and one investor group representing five CRE loans generated 11% and 14% of the Company's revenue, respectively.

NOTE 7 - FINANCING RECEIVABLES

The following table shows the activity in the allowance for credit losses for the nine months ended September 30, 2026 and the year ended December 31, 2025 (in thousands):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Allowance for credit losses at beginning of period	$20,398	$32,847
Provision for (reversal of) credit losses	9,011	(7,749)
Charge-offs	—	(4,700)
Allowance for credit losses at end of period	$29,409	$20,398

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

During the three months ended September 30, 2026, the Company recorded a provision for expected credit losses of $8.3 million, primarily attributable to a decline in macroeconomic factors both generally and locally as they relate to our CRE loans. During the nine months ended September 30, 2026, the Company recorded a net provision for expected credit losses of $9.0 million, primarily attributable to a decline in macroeconomic factors both generally and locally as they relate to the Company's CRE loans, compounded by increased modeled credit risk in the Company's loan portfolio.

In addition to the Company’s general estimate of credit losses, the Company may also be required to individually evaluate collateral-dependent loans for credit losses if it has determined that foreclosure or sale of the loan or the underlying collateral is probable. At both September 30, 2026 and December 31, 2025, based on the Company's evaluation no loans were identified for individual evaluation.

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

September 30, 2026

(unaudited)

For the purpose of calculating the quarterly provision for credit losses under CECL, the Company pools CRE loans based on the underlying collateral property type and utilizes a probability of default and loss given default methodology for approximately one year after which it immediately reverts to a historical mean loss ratio.

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnote):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At September 30, 2026:
Whole loans	$—	$1,225,804	$514,422	$383,378	$5,614	$2,129,218
Preferred equity investment	—	10,194	—	—	—	10,194
Total	$—	$1,235,998	$514,422	$383,378	$5,614	$2,139,412

At December 31, 2025:
Whole loans	$28,137	$938,416	$470,871	$377,904	$5,614	$1,820,942
Preferred equity investment	—	9,425	—	—	—	9,425
Total	$28,137	$947,841	$470,871	$377,904	$5,614	$1,830,367

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $37.0 million and $27.2 million at September 30, 2026 and December 31, 2025, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in the footnotes):

	2026(1)	2025 (2)	2024 (3)	2023	2022	Prior	Total (4)
At September 30, 2026:
Whole loans: (5)
Rating 1	$—	$—	$—	$—	$—	$—	$—
Rating 2	449,061	638,324	—	29,506	—	108,913	1,225,804
Rating 3	16,605	—	30,802	—	215,385	251,630	514,422
Rating 4	32,928	141,516	88,266	15,996	59,471	45,201	383,378
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	498,594	779,840	119,068	45,502	274,856	411,358	2,129,218
Preferred equity investment (rating 2)	—	10,194	—	—	—	—	10,194
Total loans	$498,594	$790,034	$119,068	$45,502	$274,856	$411,358	$2,139,412
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2025 (2)	2024 (3)	2023	2022	2021	Prior	Total (4)
At December 31, 2025:
Whole loans: (5)
Rating 1	$—	$—	$—	$—	$28,137	$—	$28,137
Rating 2	649,712	22,249	49,376	—	203,263	13,816	938,416
Rating 3	10,283	—	—	235,271	214,356	10,961	470,871
Rating 4	137,906	87,370	15,991	91,675	—	44,962	377,904
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	797,901	109,619	65,367	326,946	445,756	75,353	1,820,942
Preferred equity investment (rating 2)	9,425	—	—	—	—	—	9,425
Total loans	$807,326	$109,619	$65,367	$326,946	$445,756	$75,353	$1,830,367
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$(4,700)	$(4,700)

(1)
Includes one novated CRE whole loan that resulted from a loan workout.
(2)
Includes two novated CRE whole loans that resulted from loan workouts.
(3)
Includes two novated CRE whole loans that resulted from loan workouts.
(4)
The total amortized cost of CRE loans excluded accrued interest receivable of $37.0 million and $27.2 million at September 30, 2026 and December 31, 2025, respectively.
(5)
Acquired CRE whole loans are grouped within each loan’s year of origination.
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis at the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At September 30, 2026:
Whole loans	$—	$29,833	$65,084	$94,917	$2,034,301	$2,129,218	$38,250
Preferred equity investment	—	—	—	—	10,194	10,194	—
Total	$—	$29,833	$65,084	$94,917	$2,044,495	$2,139,412	$38,250

At December 31, 2025:
Whole loans	$—	$—	$26,834	$26,834	$1,794,108	$1,820,942	$—
Preferred equity investment	—	—	—	—	9,425	9,425	—
Total	$—	$—	$26,834	$26,834	$1,803,533	$1,830,367	$—

(1)
During the three and nine months ended September 30, 2026, the Company recognized interest income of $1.0 million and $3.1 million, respectively, on one CRE loan with a principal payment past due greater than 90 days at September 30, 2026.
(2)
Includes one CRE loan with an amortized cost of $32.3 million in maturity default at December 31, 2025.
(3)
The total amortized cost of CRE loans excluded accrued interest receivable of $37.0 million and $27.2 million at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, the Company had four and three CRE whole loans, with total amortized costs of $94.9 million and $59.1 million, respectively, in payment default.

During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize interest income on CRE whole loans that were placed on nonaccrual status.

Loan Modifications

The Company is required to disclose modifications where it determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term or (v) any combination thereof.

During the nine months ended September 30, 2026 and 2025, the Company did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

NOTE 8 - INVESTMENTS IN REAL ESTATE AND OTHER ACQUIRED ASSETS AND ASSUMED LIABILITIES

At September 30, 2026, the Company held investments in five real estate properties, four of which are included in investments in real estate, and one of which is included in properties held for sale on the consolidated balance sheets. The Company reclassified two properties in the third quarter of 2026 to real estate held for investment.

In March 2026, the Company sold unimproved land located in the Northeast region for $20.0 million. This sale generated a gain of $3.3 million, net of selling costs.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

The following table summarizes the book value of the Company’s acquired assets and assumed liabilities (in thousands, except amounts in the footnotes):

	September 30, 2026			December 31, 2025
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$86,735	$(12,625)	$74,110	$74,468	$(7,797)	$66,671
Right of use assets (2)(3)	19,664	(1,228)	18,436	19,665	(1,024)	18,641
Intangible assets (4)	9,748	(4,181)	5,567	9,469	(3,342)	6,127
Subtotal	116,147	(18,034)	98,113	103,602	(12,163)	91,439

Investments in real estate from lending activities:
Investments in real estate (1)	47,761	(8,023)	39,738	10,025	(281)	9,744
Right of use assets (2)(3)	5,914	(280)	5,634	399	(63)	336
Intangible assets (4)	3,700	(1,660)	2,040	364	(270)	94
Subtotal	57,375	(9,963)	47,412	10,788	(614)	10,174

Properties held for sale (5)	20,900	—	20,900	90,825	—	90,825
Total	$194,422	$(27,997)	$166,425	$205,215	$(12,777)	$192,438

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	$20,306	$726	$21,032	$19,565	$620	$20,185
Lease liabilities (3)(6)	45,520	—	45,520	44,958	—	44,958
Subtotal	65,826	726	66,552	64,523	620	65,143

Investments in real estate from lending activities:
Other liabilities	41	(41)	—	41	(41)	—
Lease liabilities (3)(6)	3,671	—	3,671	378	—	378
Subtotal	3,712	(41)	3,671	419	(41)	378

Liabilities held for sale (7)	—	—	—	3,131	—	3,131
Total	$69,538	$685	$70,223	$68,073	$579	$68,652

Total net investments in real estate and properties held for sale (8)	$124,884		$96,202	$137,142		$123,786

(1)
Investments in real estate include $7.0 million and $15.2 million of land, which is not depreciable, at September 30, 2026 and December 31, 2025, respectively. Also includes $382,000 and $3.7 million of construction in progress, which is also not depreciable until placed in service, at September 30, 2026 and December 31, 2025, respectively. During the third quarter of 2026, the Company reclassified two properties from real estate held for sale to real estate held for investment. Upon reclassification, the Company recorded a catch-up adjustment for depreciation and amortization that would have been recognized had the properties been classified as held for investment. Depreciation expense for the three and nine months ended September 30, 2026, was $7.1 million and $8.4 million, respectively. Depreciation expense for the three and nine months ended September 30, 2025, was $636,000 and $1.8 million, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

(2)
Primarily comprises an $18.3 million and a $18.4 million right of use asset, at September 30, 2026 and December 31, 2025, respectively, associated with an acquired ground lease disclosed in footnote (6) below accounted for as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally, the Company entered into an operating lease associated with a parking lease at a newly acquired property. The associated right of use asset has a value of $289,000 and $322,000 at September 30, 2026 and December 31, 2025, respectively.
(3)
Refer to Note 9 for additional information on the Company’s remaining operating leases.
(4)
Primarily comprises a franchise intangible of $5.1 million and $3.5 million, a management contract intangible of $2.4 million and $2.6 million, in-place leases of $4,000 and $7,000 and a customer list intangible of $8,000 and $87,000, at September 30, 2026 and December 31, 2025, respectively.
(5)
At September 30, 2026, properties held for sale include an office property acquired via deed-in-lieu of foreclosure in June 2023 and at December 31, 2025, properties held for sale additionally included a hotel acquired via deed-in-lieu of foreclosure in November 2020 and a student housing property acquired in April 2022.
(6)
Primarily comprised of a $45.3 million and $44.7 million ground lease at September 30, 2026 and December 31, 2025, respectively. The ground lease has a remaining term of 90 years. Lease expense was $2.2 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively, and $731,000 and $710,000 for the three months ended September 30, 2026 and 2025, respectively.
(7)
Comprised of an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

The Company acquired a ground lease with its equity investment in a hotel property in April 2022. This ground lease has an associated above-market lease intangible liability. The ground lease confers to the Company the right to use the land on which its hotel operates, and the ground lease payments increase 3.00% per year until 2116. The Company acquired the original 99-year lease with 94 years remaining. At September 30, 2026, 90 years remain in its term.

In December 2024, the Company entered into a parking lease at an asset acquired in August 2024. The parking lease allows the Company to have access to a designated amount of parking spots adjacent to the building which the Company operates. The lease payments increase 2.00% per year until 2123, or a 99-year lease. At September 30, 2026, 97 years remain in its term.

As part of the reclassification of assets held for investment, the Company holds a ground lease associated with a hotel property acquired through lending activities. This ground lease has an associated below-market lease intangible asset. The payments on the ground lease consist of air rights rent, retail rent and parking rent, the amounts of which are specifically determined in the executed lease agreement and subsequently increased based on the increase of the consumer price index over a specified number of periods. The Company acquired the original 99-year lease with 66 years remaining. At September 30, 2026, 60 years remain in its term. Lease payments related to the ground lease still occurred while the asset was held for sale.

The following table summarizes the expenses of intangible assets, right of use assets and leases related to investments in real estate and other acquired assets and assumed liabilities (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Assets:
Amortization related to intangible assets	$875	$221	$1,318	$546
Amortization related to right of use assets	188	82	352	246
Liabilities:
Accretion related to ground lease liability	$682	$661	$2,029	$1,968
Lease payments	486	472	1,429	1,387

The following table summarizes the Company's expected fiscal year amortization expense on its intangible lease assets (in thousands):

Amortization Expense
Remainder of 2026	$234
2027	928
2028	920
2029	920
2030	920
2031	920
Total	$4,842

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

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
•
Office equipment: payments are made on a fixed schedule.

The following table summarizes the Company’s operating leases (dollars in thousands):

	September 30, 2026	December 31, 2025
Operating Leases:
Right of use assets	$412	$499
Lease liabilities	$(453)	$(544)

Weighted average remaining lease term:	3.0 years	3.7 years
Weighted average discount rate (1):	8.70%	8.70%

(1)
The market discount rate is used, when readily determinable, in calculating the present value of lease payments for the operating lease liability. Otherwise, the incremental borrowing rate on the commencement date is used.

The following table summarizes the Company’s operating lease costs and cash payments during the periods indicated (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Lease Cost:
Operating lease cost	$40	$40	$120	$120

Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$41	$40	$122	$119

The following table summarizes the Company’s operating leases cash flow obligations on an undiscounted, annual basis (in thousands):

Operating Leases
2026	$42
2027	170
2028	174
2029	132
Subtotal	518
Less: impact of discount	(65)
Total	$453

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company's investments in unconsolidated entities at September 30, 2026 and December 31, 2025 and equity in earnings (losses) of unconsolidated entities for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands, except in the footnotes):

				Earnings (Losses) of Unconsolidated Entities
	Ownership %			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	at September 30, 2026	September 30, 2026	December 31, 2025	2026	2025	2026	2025
Unsecured Junior Subordinated Debentures(1)	3%	$1,548	$1,548	$—	$—	$—	$—
65 E. Wacker Joint Venture, LLC (2)	90%	28,723	27,689	18	(294)	1,034	(1,035)
7720 McCallum JV, LLC (3)	50%	—	—	—	(187)	(129)	(339)
Pacmulti Affiliates JV, LLC (4)	50%	—	—	—	(346)	(212)	(614)
Total		$30,271	$29,237	$18	$(827)	$693	$(1,988)

(1)
During the three and nine months ended September 30, 2026 and 2025, dividends from the investments in RCT I's and RCT II's common shares in the amounts of $31,000 and $34,000 and $93,000 and $100,000, respectively, are recorded in other revenue on the Company's consolidated statements of operations.
(2)
Refer to Note 4 for details regarding the Wacker JV.
(3)
Refer to Note 4 for details regarding the McCallum JV.
(4)
Refer to Note 4 for details regarding the Pacmulti JV.

NOTE 11 - INVESTMENTS OF CONSOLIDATED FUND

The following tables summarize investments held in the Consolidated Fund (dollars in thousands):

		September 30, 2026
Asset Type	Asset Location	Fair Value	Percentage of Total Investments
First mortgage loans
Various	Various	$1,534,420	80.0%
Equity Investments
Various	Various	383,691	20.0%
Total investments, at fair value		$1,918,111	100.0%

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

NOTE 12 - BORROWINGS

The Company finances its investments, including CRE loans and real estate investments, through the use of secured and unsecured borrowings. Certain information with respect to the Company’s borrowings is summarized in the following table (dollars in thousands, except amounts in the footnotes):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At September 30, 2026
ACR 2026-FL4 Senior Notes	$879,499	$5,488	$874,011	5.56%	17.9 years	$1,016,762
CRE - term reinvestment financing facility	585,089	2,331	582,758	5.58%	4.1 years	881,929
CRE - term warehouse financing facilities	70,032	1,214	68,818	5.67%	0.1 years	99,100
Mortgage payable	21,731	699	21,032	7.38%	2.7 years	25,265
Corporate credit facility(1)	185,000	—	185,000	8.75%	6.8 years	—
8.625% Senior Secured Notes(1)	200,000	4,603	195,397	8.63%	4.8 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	8.00%	9.9 years	—
Total	$1,992,899	$14,335	$1,978,564	6.26%	10.5 years	$2,023,056

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
At December 31, 2025:
CRE - term reinvestment financing facility	$731,002	$2,835	$728,167	5.50%	4.8 years	$1,009,622
Senior secured financing facility	63,099	1,454	61,645	7.53%	2.1 years	166,526
CRE - term warehouse financing facilities	534,760	898	533,862	5.54%	0.8 years	693,937
Mortgage payable	20,185	—	20,185	7.57%	0.3 years	26,964
5.75% Senior Unsecured Notes	150,000	469	149,531	5.75%	0.6 years	—
Unsecured junior subordinated debentures	51,548	—	51,548	7.97%	10.7 years	—
Total	$1,550,594	$5,656	$1,544,938	5.73%	3.1 years	$1,897,049
(1)
See "Corporate Credit Facility" and "8.625 Senior Secured Notes Due 2031" sections below discussing the collateral pledged.

Securitizations

The following table sets forth certain information with respect to the Company’s consolidated securitization at September 30, 2026 (in thousands):

	Closing Date	Maturity Date	Reinvestment Period End (1)	Total Note Paydowns from Closing Date through September 30, 2026
ACR 2026-FL4	February 2026	August 2044	August 2028	$—
(1)
The reinvestment period is the period in which principal proceeds may be used to acquire CRE loans for reinvestment into the securitization.

The investments held by the Company’s securitization collateralize the securitization’s borrowings and, as a result, are not available to the Company, its creditors, or stockholders. All senior notes of the securitization held by the Company at September 30, 2026 were eliminated in consolidation. The Company did not have any securitizations outstanding at December 31, 2025. In March 2025, the Company exercised the optional redemption on ACR 2021-FL1 and ACR 2021-FL2 in conjunction with the closing of the CRE term reinvestment facility (see below).

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

ACR 2026-FL4

In February 2026, the Company closed ACR 2026-FL4, a CRE debt securitization transaction that can finance up to $1.0 billion of CRE loans. ACR 2026-FL4 issued a total of $879.5 million of non-recourse, floating-rate notes to third parties at par. Additionally, the Company retained 100% of the Class F notes, Class G notes and Income notes. ACR 2026-FL4 includes a 180-day ramp up acquisition period that allows it to acquire CRE loans using unused proceeds from the issuance of the non-recourse floating-rate notes, which the Company fully utilized for new loan originations as of March 31, 2026. Additionally, ACR 2026-FL4 includes a reinvestment period, which ends in August 2028, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds.

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

September 30, 2026

(unaudited)

Financing Arrangements

Borrowings under the Company’s financing arrangements are guaranteed by the Company or one or more of its subsidiaries. The following table sets forth certain information with respect to these arrangements (dollars in thousands, except amounts in the footnotes):

	September 30, 2026				December 31, 2025
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Reinvestment Financing Facility
JPMorgan Chase Bank, N.A. (1)	$582,758	$881,929	28	5.58%	$728,167	$1,009,622	34	5.50%

Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	—	—	—	—%	61,645	166,526	5	7.53%

CRE - Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A. (3)	—	—	—	—%	116,488	149,000	3	5.50%
Morgan Stanley Mortgage Capital Holdings LLC (4)(5)	68,818	99,100	2	5.67%	417,374	544,937	12	5.55%

Mortgage Payable
HGM CRE LP (6)	21,032	25,265	1	7.38%	—	—	—	—%
ReadyCap Commercial, LLC	—	—	—	—%	20,185	26,964	1	7.57%
Total	$672,608	$1,006,294			$1,343,859	$1,897,049

(1)
Includes $2.3 million and $2.8 million of deferred debt issuance costs at September 30, 2026 and December 31, 2025, respectively.
(2)
Includes $1.5 million of deferred debt issuance costs at December 31, 2025.
(3)
Includes $352,000 of deferred debt issuance costs at December 31, 2025.
(4)
Includes $1.2 million and $546,000 of deferred debt issuance costs at September 30, 2026 and December 31, 2025, respectively, which includes $1.1 million of deferred debt issuance costs at September 30, 2026 from another term warehouse financing facility with no balance.
(5)
Collateral is also composed of seven future funding participations that are components of assets held by ACR 2026-FL4 at September 30, 2026.
(6)
Includes $699,000 of deferred debt issuance costs at September 30, 2026.

The following table shows information about the amount at risk under the Company's financing arrangements (dollars in thousands, except amounts in footnotes):

	Amount at Risk	Weighted Average Remaining Maturity	Weighted Average Interest Rate
At September 30, 2026
CRE - Term Reinvestment Financing Facility (1)(2)
JPMorgan Chase Bank, N. A.	$323,247	4.1 years	5.58%
CRE - Term Warehouse Financing Facilities (1)(2)
JPMorgan Chase Bank, N. A.	$—	1.8 years	—%
Morgan Stanley Mortgage Capital Holdings LLC	$30,142	0.1 years	5.67%
Mortgage Payable
HGM CRE LP(3)	$3,399	2.7 years	7.38%

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

September 30, 2026

(unaudited)

(3)
Equal to the total of the estimated fair value of real estate property investment financed, minus the total of the mortgage payable agreement liabilities and accrued interest payable.

The Company was in compliance with all financial covenants in each of the respective agreements at September 30, 2026 and December 31, 2025.

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

In connection with the JPMorgan Chase 2025 Facility, the Company provided "bad act" guaranties pursuant to a Guarantee Agreement, dated March 14, 2025 between the Company and JPMorgan Chase (the "2025 JPMorgan Chase Guarantee") where the Company is liable for 100% of the repurchase price of the purchased assets and JPMorgan Chase’s losses, costs and expenses only upon the occurrence of certain customary bad acts. The JPMorgan Chase 2025 Guarantee includes certain financial covenants required of the Company, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. The JPMorgan Chase 2025 Facility also includes minimum interest coverage requirements and maximum look through LTV requirements. Also, ACRES RF, the direct owner of the wholly-owned subsidiary borrower, executed a pledge agreement with JPMorgan Chase pursuant to which it pledged and granted to JPMorgan Chase a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary. In November 2026, the Company entered into Amendment No. 1 to 2025 JPMorgan Chase Guarantee, by and between the Company and JPMorgan Chase, which makes certain amendments and modifications to the 2025 JPMorgan Chase Guarantee to amend certain financial covenants.

The JPMorgan Chase 2025 Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of ACRES SPE 2025-1, LLC, (the "Seller SPE") or the Company; breaches of covenants and/or certain representations and warranties; and a judgment in an amount greater than $250,000 against the Seller SPE or ACRES RF or $10.0 million against the Company. The remedies for such events of default are also customary for this type of financing arrangement and include the acceleration of the principal amount outstanding under the JPMorgan Chase 2025 Facility and the liquidation by JPMorgan Chase of purchased assets then subject to the JPMorgan Chase 2025 Facility. In October 2025, the JPMorgan Chase 2025 Facility was amended to allow AMF Levered II, LLC, a wholly-owned subsidiary of AMF, to purchase a non-controlling interest in the Seller SPE. At September 30, 2026, AMF Levered II, LLC owned $116.8 million non-controlling interest, or 43.2%, of the Seller SPE and assumed a proportionate share of risk in the portfolio.

Senior Secured Financing Facility

On July 31, 2020, an indirect, wholly-owned subsidiary ("Holdings"), along with its direct wholly-owned subsidiary (the "Borrower"), of the Company entered into a $250.0 million Loan and Servicing Agreement (the "MassMutual Loan Agreement") with MassMutual and the other lenders party thereto (the "Lenders"). The asset-based revolving loan facility (the "MassMutual Facility") provided under the MassMutual Loan Agreement had been used to finance the Company’s core CRE lending business.

In December 2022, Holdings, the Borrower and the Lenders entered into an Amended and Restated Loan and Servicing Agreement (the "Amended and Restated Loan and Servicing Agreement"), which amended and restated the MassMutual Loan Agreement, and reflected a senior secured term loan facility, not to exceed $500.0 million, composed of individual loan series issued upon mutual agreement of the Borrower and Lenders. Each loan series was available for three months after the closing date agreed upon by the Borrower and Lender ("Commitment Period"), subject to the maximum dollar amount agreed upon for that series. The Commitment Period was subject to immediate termination upon the occurrence of an event of default. Each loan series had a final maturity of five years from the issuance date for the loan series unless an additional time was mutually agreed upon by the Lenders and

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

Borrower. The advance rate on portfolio assets was mutually agreed upon by the Lenders and Borrower. Each loan series had its own mutually agreed upon interest rate equal to one-month Term SOFR plus the applicable spread. In August 2026, the Company paid off the MassMutual Facility and terminated the MassMutual Loan Agreement.

CRE - Term Warehouse Financing Facilities

In October 2018, an indirect, wholly-owned subsidiary of the Company entered into a master repurchase agreement (the "JPMorgan Chase Facility") with JPMorgan Chase to finance the origination of CRE loans. As amended, the JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and was set to mature in July 2026. In March 2025, the Company entered into Amendment No. 6 to Guarantee, by and between the Company and JPMorgan Chase, which makes certain amendments and modifications to the Guarantee, dated October 26, 2018 between the Company and JPMorgan Chase, as amended (the "JPM Guarantee") including but not limited to amending (capitalized terms each as defined in the JPM Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. In August 2025, the Company entered into Amendment No. 7 to Guarantee, by and between the Company and JPMorgan Chase, which makes certain amendments and modifications to the Guarantee, dated October 26, 2018 between the Company and JPMorgan Chase, as amended the JPM Guarantee, to amend the terms of the debt service coverage period. In July 2026, the Company entered into Amendment No. 5 to the JPMorgan Chase Facility, extending its maturity to July 2028. The Company also has the right to request two one-year extensions. In November 2026, the Company entered into Amendment No. 8 to Guarantee, by and between the Company and JPMorgan Chase, which makes certain amendments and modifications to the JPM Guarantee to amend certain financial covenants.

In November 2021, an indirect, wholly-owned subsidiary of the Company entered into a Master Repurchase and Securities Contract Agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. As amended, the Morgan Stanley Facility had a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and was scheduled to mature in November 2025. The Company also has the right to request a one-year extension. In March 2025, the Company entered into Amendment No. 4 to Guaranty by and between the Company and Morgan Stanley, which makes certain amendments and modifications to the amended Guaranty between the Company and Morgan Stanley (the "MS Guaranty"), including but not limited to (capitalized terms each as defined in the MS Guaranty) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. In November 2025, the Company entered into Amendment No. 3 to the Morgan Stanley Facility extending its maturity to November 2026 and entered into Amendment No. 4 to the Morgan Stanley Facility to increase the facility amount to $400.0 million, as increased from time to time, provided the amount shall be automatically reduced to $250.0 million on the earlier of May 2026 or when the Company sends a request for a reduction in the facility amount. In December 2025, the Company entered into Amendment No. 5 to the Morgan Stanley Facility to increase the facility amount to $500.0 million provided certain conditions are met. In March 2026, the Company entered into Amendment No. 6 to the Morgan Stanley Facility to decrease the facility amount to $250.0 million. In November 2026, the Company entered into Amendment No. 7 to the Morgan Stanley Facility and Amendment No. 5 to the MS Guaranty extending its maturity to November 2027 and to amend certain financial covenants.

The Term Warehouse Financing Facilities are accounted for as secured borrowings in accordance with GAAP.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

Mortgage Payable

In April 2022, Chapel Drive West, LLC, a wholly-owned subsidiary of the FSU Student Venture, entered into a Loan Agreement (the "Mortgage") with ReadyCap Commercial, LLC ("ReadyCap") to finance the acquisition of a student housing complex. The Mortgage was interest only and had a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. Initially, the Mortgage charged interest of 30-day average SOFR plus a spread of 3.80%. The Mortgage was amended in October 2022, to charge interest of one-month Term SOFR plus a spread of 3.80%. The Mortgage was paid off in May 2026.

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

In January 2023, Chapel Drive East, LLC, a wholly-owned subsidiary of the FSU Student Venture, entered into a loan agreement (the "Construction Loan Agreement") with Oceanview Life and Annuity Company ("Oceanview") to finance the construction of a student housing complex (the "Construction Loan"). The Construction Loan was interest only and had a maximum principal balance of $48.0 million. The Construction Loan charged one-month Term SOFR plus a spread of 6.00%. In February 2025, the Construction Loan was amended to bifurcate the first one-year extension option into two separate extension options and periods: a seven-month extension period ended September 2025 and a five-month extension ended February 2026. The Construction Loan had a maturity of September 2025.

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

Corporate Debt

Corporate Credit Facility

On August 6, 2026, immediately before the Merger Effective Time, certain indirectly wholly-owned subsidiaries of the Company entered into a First Amendment and Joinder to Loan and Servicing Agreement (the "First Amendment") with the administrative agent and Massachusetts Mutual Life Insurance Company and other lenders, pursuant to which ACRES Holdings, LLC, ACRES Capital, LLC and ACRES Insurance Agency, LLC became borrowers under a senior secured credit facility with an aggregate principal amount of $185.0 million (the "Corporate Credit Facility"). The Company accounted for the First Amendment as a new borrowing, resulting in no gain or loss recognized during the three months ended September 30, 2026.

The Corporate Credit Facility matures in July 2033 and advances under the facility bear interest at a fixed rate of 8.749% per annum. Scheduled principal payments of $46.3 million are required in each of July 2030, July 2031, July 2032 and July 2033.

The obligations under the facility are unconditionally guaranteed, jointly and severally, by certain indirectly wholly-owned subsidiaries of the Company. The facility contains customary affirmative and negative covenants, including minimum asset value, maximum loan-to-value, interest coverage, minimum gross revenue and minimum fund share value requirements, and limitations on additional indebtedness, liens, investments, capital expenditures (including a limitation on capital expenditures of $1.0 million per calendar year) and dispositions, subject to specified exceptions. As of September 30, 2026, the Company was in compliance with all applicable covenants.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

8.625% Senior Secured Notes Due 2031

On August 6, 2026, following the Merger Effective Time, the Company completed a private placement of $200.0 million aggregate principal amount of 8.625% Senior Secured Notes due 2031 (the "8.625% Senior Secured Notes") pursuant to a Note Purchase Agreement, by and among the Company, the purchasers named therein and UMB Bank, N.A., as collateral agent. The 8.625% Senior Secured Notes mature on July 31, 2031 and bear interest at a fixed rate of 8.625% per annum, payable semi-annually. The 8.625% Senior Secured Notes are secured on a first lien basis by a pledge of certain capital stock of the Company's subsidiaries, residual equity interests in certain securitized financing vehicles and other CRE assets, and are guaranteed by certain of the Company's subsidiaries.

Prior to July 31, 2028, the 8.625% Senior Secured Notes will be redeemable at 100% of the principal amount plus a "make-whole" premium, plus any accrued and unpaid interest on the principal amount being redeemed, fees, expenses, indemnities and other amounts to, but excluding, the redemption date. On or after July 31, 2028, the 8.625% Senior Secured Notes will be redeemable at the following prepayment prices (expressed as a percentage of the principal amount of the Notes redeemed), plus any accrued and unpaid interest on the principal amount being redeemed, fees, expenses, indemnities and other amounts to, but excluding, the redemption date), if redeemed during the 12-month period beginning on July 31 of the year set forth below:

Year	Redemption Price
2028	104.3125%
2029	102.15625%
2030	100.000%

The Company used a portion of the net proceeds from the 8.625% Senior Secured Notes to repay in full its 5.75% Senior Unsecured Notes at their August 2026 maturity, with the remaining net proceeds used for general corporate purposes.

5.75% Senior Unsecured Notes Due 2026

On August 16, 2021, the Company issued $150.0 million of its 5.75% senior unsecured notes due 2026 (the "5.75% Senior Unsecured Notes") pursuant to its Indenture dated August 16, 2021 (the "Base Indenture"), between it and Wells Fargo, now Computershare Trust Company, N.A. ("CTC"), as trustee (the "Trustee"), as supplemented by the First Supplemental Indenture, dated August 16, 2021, between it and Wells Fargo (now CTC) (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"). The 5.75% Senior Unsecured Notes were repaid in full at their scheduled maturity in August 2026.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at September 30, 2026 and December 31, 2025. The interest rates for RCT I and RCT II, at September 30, 2026, were 7.94% and 8.05%, respectively. The interest rates for RCT I and RCT II, at December 31, 2025, were 7.90% and 8.05%, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

Contractual maturity dates of the Company’s borrowings' principal outstanding by category and year are presented in the table below (in thousands):

	Total	2026	2027(1)	2028(1)	2029	2030 and Thereafter
At September 30, 2026
CRE securitization	$879,499	$—	$—	$—	$—	$879,499
CRE - term reinvestment financing facility	585,089	—	—	—	—	585,089
CRE - term warehouse financing facilities(2)	70,032	70,032	—	—	—	—
Mortgage payable	21,731	—	—	—	21,731	—
Corporate credit facility	185,000	—	—	—	—	185,000
8.625% Senior Secured Notes	200,000	—	—	—	—	200,000
Unsecured junior subordinated debentures	51,548	—	—	—	—	51,548
Total	$1,992,899	$70,032	$—	$—	$21,731	$1,901,136

(1)
There are no contractual maturities due in 2027 and 2028.
(2)
In November 2026, the Company extended the Morgan Stanley Facility to November 2027

Borrowings of the Consolidated Fund

The Consolidated Fund finances the acquisition of its investments through the use of secured borrowings. The facility providers maintain security interests in the investments that serve as collateral under the applicable facility. Certain facilities bear a commitment fee based on unfunded commitments, a facility servicing fee based on average advances outstanding, agent fees, and/or commitment unused line fees. The facilities contain various affirmative and negative covenants and reporting obligations. As of September 30, 2026, the Consolidated Fund was in compliance with all covenants under such borrowings.

The Consolidated Fund had the following borrowings outstanding (in thousands):

At September 30, 2026	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Average Borrowings	Borrowing Rate	Maturity	Wtd. Avg. Rate	Fair Value of Collateral
AMFL II Facility	30,000	362	29,638	30,000	1M TERM SOFR + 7.16%	June 25, 2027	10.93%	84,548
AMFE Facility	338,268	14,350	323,918	353,876	1M TERM SOFR plus range of 1.75% - 3.50%	May 26, 2030	6.15%	638,920
AMF Levered 3 Facility	147,309	4,120	143,189	125,081	1M TERM SOFR plus range of 1.75% - 2.75%	December 18, 2028	6.36%	257,514
ACRES 2025-FL3	789,720	3,065	786,655	804,660	Class A - 1M TERM SOFR + 1.62% Class AS - 1M TERM SOFR + 2.04% Class B - 1M TERM SOFR + 2.49% Class C - 1M TERM SOFR + 3.04% Class D - 1M TERM SOFR + 3.69% Class E - 1M TERM SOFR + 4.44%	August 20, 2040	5.69%	921,766
Total	$1,305,297	$21,897	$1,283,400	$1,313,617				$1,902,748

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

NOTE 13 - SHARE ISSUANCE AND REPURCHASE

Common Shares

In July 2025, the Company issued 391,380 common shares as a result of the cashless exercise of 391,955 outstanding warrants held by Oaktree Capital Management, L.P., at an exercise price of $0.03 per common share. The warrants were originally issued under the terms of a 2020 note and purchase agreement, which was paid off in August 2021.

On August 6, 2026, the Company issued 7,478,462 shares of common stock as consideration for the Merger pursuant to the Merger Agreement. The fair value of the shares issued was $109.2 million, based on the closing price of the Company’s common stock on the acquisition date, which was included in the consideration transferred for the Merger. The Company also repurchased and retired 1,171,112 shares of common stock held by ACRES Share Holdings, LLC prior to the close of the Merger and was included in the consideration transferred. See Note 2 - Merger of ACRES Capital Corp. and Internalization of Management.

Preferred Stock

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

On August 10, 2026, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company sold, in a registered direct offering an aggregate of 2,220,000 shares of its Series C Preferred Stock at a purchase price of $23.75 per share. Aggregate gross proceeds from the offering were approximately $52.75 million before fees and expenses. The offering closed and settled on August 12, 2026. The shares were offered pursuant to a registration statement on Form S-3, File No. 333-278433, including the base prospectus dated April 1, 2024, as supplemented by the prospectus supplement dated August 10, 2026. The Company intends to use the net proceeds from the offering for loan originations consistent with its investment policies and for general corporate purposes, which may include repurchase or repayment of outstanding obligations, capital expenditures and working capital.

At September 30, 2026, the Company had 7.0 million shares of Series C Preferred Stock with weighted average issuance prices, excluding offering costs, of $24.60 and 4.5 million shares of Series D Preferred Stock outstanding, with weighted average issuance prices, excluding offering costs, of $25.00.

Equity Distribution Agreements

On September 3, 2026, the Company entered into an Equity Distribution Agreement with Raymond James & Associates, Inc., as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million. Sales under the agreement may be made in “at-the-market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the New York Stock Exchange or any other existing trading market for the common stock, in negotiated transactions, in block transactions, or by any other method permitted by law. The sales agent is entitled to compensation of up to 2.0% of the gross sales price per share of common stock sold under the agreement. The shares of common stock, if sold, will be issued pursuant to the Company’s registration statement on Form S-3, File No. 333-278433, including the base prospectus dated April 1, 2024, as supplemented by the prospectus supplement dated September 3, 2026.

Also on September 3, 2026, the Company entered into a separate Equity Distribution Agreement with Seaport Global Securities LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, up to 2,980,000 shares of the Company’s 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") and up to 2,192,143 shares of the Company’s 7.875% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"). Sales under the preferred stock agreement may be made in “at-the-market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the New York Stock Exchange or any other existing trading market for the preferred stock, in negotiated transactions, in block transactions, or by any other method permitted by law. The sales agent is entitled to compensation

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

of up to 2.0% of the gross sales price per share of preferred stock sold under the agreement. The shares of preferred stock, if sold, will be issued pursuant to the Company’s registration statement on Form S-3, File No. 333-278433, including the base prospectus dated April 1, 2024, as supplemented by the prospectus supplement dated September 3, 2026.

The Company intends to use the net proceeds from sales under the at-the-market offering programs for general corporate purposes, which may include the origination or acquisition of CRE loans and other target assets, repurchase or repayment of outstanding obligations, capital expenditures and working capital, and other purposes consistent with the Company’s investment strategy.

During the three and nine months ended September 30, 2026, the Company did not sell any shares of common stock, Series C Preferred Stock or Series D Preferred Stock under the equity distribution agreements entered into on September 3, 2026. At September 30, 2026, $50.0 million of common stock remained available for issuance under the common stock at-the-market offering program, and 2,980,000 shares of Series C Preferred Stock and 2,192,143 shares of Series D Preferred Stock remained available for issuance under the preferred stock at-the-market offering program.

On October 4, 2021, the Company and the Manager entered into an Equity Distribution Agreement with JonesTrading Institutional Services LLC, as placement agent ("JonesTrading"), pursuant to which the Company may issue and sell from time to time up to 2.2 million shares of the 7.875% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"). Sales of the Series D Preferred Stock may be made in transactions that are deemed to be "at the market" offerings, as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for the shares or to or through a market maker. Subject to the terms of the Company’s notice, JonesTrading may also sell the shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company will pay JonesTrading a commission up to 3.0% of the gross proceeds from the sales of the Series D Preferred Stock pursuant to the agreement. The terms and conditions of the agreement include various representations and warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. During the nine months ended September 30, 2026 and the year ended December 31, 2025, the Company did not issue any Series D Preferred Stock through this agreement. The Company terminated its Equity Distribution Agreement with JonesTrading effective on September 1, 2026.

Share Repurchase Program

In November 2021, the Board authorized and approved the continued use of its existing share repurchase program to repurchase an additional $20.0 million of the outstanding shares of the Company's common stock. Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. From November 2023 through October 2025, the Board authorized and approved the repurchase of an additional $32.5 million of outstanding shares of both common and preferred stock. In December 2025, the authorized amount was fully utilized. During the nine months ended September 30, 2025, the Company repurchased $12.3 million of its common stock, representing 644,843 shares.

In September 2026, the Board authorized and approved the repurchase of an additional $5.0 million of outstanding shares of common stock. During the three and nine months ended September 30, 2026, the Company did not repurchase any common stock. At September 30, 2026, $5.0 million of common stock remains available under this repurchase plan.

NOTE 14 - SHARE-BASED COMPENSATION

In June 2021, the Company’s shareholders approved the ACRES Commercial Realty Corp. Third Amended and Restated Omnibus Equity Compensation Plan (the "Omnibus Plan") and the ACRES Commercial Realty Corp. Manager Incentive Plan (the "Manager Plan" and together with the Omnibus Plan, the "Plans"). The Omnibus Plan was amended to (i) increase the number of shares authorized for issuance by an additional 1,100,000 shares of common stock, less any shares of common stock issued or subject to awards granted under the Manager Plan; and (ii) extend the expiration date of the Omnibus Plan from June 2029 to June 2031. The maximum number of shares that may be subject to awards granted under the Plans, determined on a combined basis, was 1,700,817 shares of common stock.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

The Omnibus Plan and the Manager Plan were administered by the compensation committee of the Company's Board (the "Compensation Committee"). In 2020, the Compensation Committee and the Board created parameters for equity awards, whereby they are no longer discretionary but based upon the Company’s achievement of performance parameters using book value of the common stock as the appropriate benchmark. See Note 19 for a description of awards made under the Manager Plan.

The Company recognized stock-based compensation expense of $115,000 and $5.5 million, respectively, during the three and nine months ended September 30, 2026 and $374,000 and $1.8 million, respectively, during the three and nine months ended September 30, 2025 related to restricted stock. Included in the nine months ended September 30, 2026, is $4.0 million of stock-based compensation expense the Company recognized in the second quarter related to the accelerated vesting of the Manager's outstanding unvested shares in connection with the Merger (discussed in Note 2). Additionally, members of the Board, who comprised the Special Committee or advised on the Merger and Internalization, were granted an aggregate 14,038 shares that were issued and vested immediately on August 6, 2026 as part of their compensation. As part of the issuance and vesting, the Company recognized $205,000 of stock compensation through the merger and internalization costs expense line.

In March 2026, the Company issued a total of 243,650 shares of common stock under its Manager Plan to ACRES Share Holdings, LLC, a subsidiary of the Manager, and under the Omnibus Plan to the Company’s directors (with the exception of Messrs. Fentress and Fogel), after the Company reached the established per share book value target of $30.00 per share. Each grant vested 25% per year over four years. Of this amount, ACRES Share Holdings, LLC was granted 204,765 shares of common stock, which were retired in connection with the Merger. Additionally, in March 2026, the Company granted ACRES Share Holdings, LLC a stock ownership waiver allowing it to exceed the 9.8% ownership limitations set forth in the Company's charter. The stock ownership waiver allowed ACRES Share Holdings, LLC to hold up to 18% of the Company's outstanding shares of common stock. Upon close of the Merger, the Company repurchased and retired all of the shares previously granted to the Manager and the Manager Plan was terminated. There were no shares of common stock issued under its Manager Plan for the three months ended September 30, 2026. No shares of common stock were issued to the Manager or the Company’s directors under this plan during the three and nine months ended September 30, 2025.

On June 22, 2026, the Company’s shareholders approved the adoption of the ACRES Commercial Realty Corp. 2026 Omnibus Equity Incentive Plan (the “2026 EIP”). The number of shares of common stock that may be issued under the 2026 EIP is 975,000 shares, plus 457,172 shares that remain available for issuance under the Omnibus Plan as of September 30, 2026, plus any lapsed awards under the Omnibus Plan. The 2026 EIP is administered by the Compensation Committee and shall extend to June 2036.

Under the Company’s Fourth Amended and Restated Management Agreement, as amended ("Management Agreement"), incentive compensation was paid quarterly. Up to 75% of the incentive compensation could be paid in cash and at least 25% must be paid in the form of an award of common stock, recorded in management fees on the consolidated statements of operations. During the three and nine months ended September 30, 2026 and 2025, the Company incurred no incentive compensation payable to the Manager. The Management Agreement was terminated on August 6, 2026 as a result of the Merger.

The Company did not issue shares of common stock to the Manager under the Management Agreement during the period in 2026 when the Management Agreement was active or during the nine months ended September 30, 2025.

The following table summarizes the Company’s restricted common stock transactions:

	Manager	Directors	Total Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested shares at January 1, 2026	296,430	32,156	328,586	$13.40
Issued	204,765	52,923	257,688	18.94
Vested	(501,195)	(29,520)	(530,715)	15.65
Unvested shares at September 30, 2026	—	55,559	55,559	$17.61

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

The unvested shares of restricted common stock that are expected to vest during the following years:

Shares
2027	18,046
2028	18,060
2029	9,716
2030	9,737
Total	55,559

At September 30, 2026, total unrecognized compensation costs relating to unvested restricted stock was $592,000 based on the grant date fair value of shares granted. The cost is expected to be recognized over a weighted average period of 3.3 years.

NOTE 15 - EMPLOYEE BENEFIT PLAN

401k Plan

As part of the Merger, the Company assumed ACC's defined contribution plan. The Company's employees participate in a 401(k) plan and all eligible employees may elect to contribute to the plan. Participants are entitled, upon termination or retirement, to their vested portions of the assets held by a trustee. The Company matches a portion of the employees’ 401(k) plan contributions, which vest immediately. For each of the three and nine months ended September 30, 2026, the plan expense for the Company was $27,000 and is recorded in compensation and benefits on the consolidated statements of operations.

NOTE 16 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings (losses) per common share for the periods presented (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(47,897)	$18,047	$(45,391)	$21,641
Net income allocated to preferred shares	(6,036)	(5,286)	(16,246)	(15,881)
Net income allocable to non-controlling interest, net of taxes	(2,393)	(2,979)	(8,231)	(2,569)
Net income (loss) allocable to common shares	$(56,326)	$9,782	$(69,868)	$3,191

Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding - basic	10,923,342	7,106,510	8,074,695	7,238,446
Total weighted average number of common shares outstanding - basic	10,923,342	7,106,510	8,074,695	7,238,446
Effect of dilutive securities - unvested restricted stock(1)	—	207,822	—	319,687
Weighted average number of common shares outstanding - diluted	10,923,342	7,314,332	8,074,695	7,558,133

Net income (loss) per common share - basic	$(5.16)	$1.38	$(8.65)	$0.44
Net income (loss) per common share - diluted	$(5.16)	$1.34	$(8.65)	$0.42

(1)
Excludes 207,822 and 319,687 shares of common stock as they were anti-dilutive for the three and nine months ended September 30, 2025, respectively.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

NOTE 17 - DISTRIBUTIONS

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not pay any common share distributions.

The following table presents distributions declared (on a per share basis) for the nine months ended September 30, 2026 and the year ended December 31, 2025 with respect to the Company's Series C Preferred Stock and Series D Preferred Stock:

	Series C Preferred Stock			Series D Preferred Stock
	Date Paid	Total Distribution Paid	Distribution Per Share	Date Paid	Total Distribution Paid	Distribution Per Share
		(in thousands)			(in thousands)
2026
September 30	October 30	$4,287	$0.6106250	October 30	$2,219	$0.4921875
June 30	July 30	2,877	0.5993994	July 30	2,219	0.4921875
March 31	April 30	2,878	0.5996150	April 30	2,219	0.4921875
2025
December 31	January 30, 2026	$2,930	$0.6103331	January 30, 2026	$2,219	$0.4921875
September 30	October 30	3,071	0.6398100	October 30	2,219	0.4921875
June 30	July 30	3,062	0.6379156	July 30	2,219	0.4921875
March 31	April 30	3,064	0.6383681	April 30	2,219	0.4921875

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in net unrealized loss on derivatives, the sole component of accumulated other comprehensive loss, for the nine months ended September 30, 2026 (in thousands):

Accumulated Other Comprehensive Loss - Net Unrealized Loss on Derivatives
Balance at January 1, 2026	$(1,603)
Amounts reclassified from accumulated other comprehensive loss (1)	886
Balance at September 30, 2026	$(717)

(1)
Amounts reclassified from accumulated other comprehensive loss are reclassified to interest expense on the Company’s consolidated statements of operations.

NOTE 19 - RELATED PARTY TRANSACTIONS

Relationship with McCallum JV. In September 2024, ACRES RF, a direct, wholly-owned subsidiary, entered into a $33.7 million senior loan commitment and a $1.5 million mezzanine loan commitment (the "McCallum JV loans") with McCallum JV in which the Company holds a 50% interest. The McCallum JV loans have an initial maturity date of September 5, 2027. The senior loan has a rate of one-month Term SOFR plus a spread of 2.75%, while the mezzanine loan has a fixed rate of 20.00%. At September 30,

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

2026, the McCallum JV loans were fully funded. The Company recorded interest income of $635,000 and $1.9 million for the three and nine months ended September 30, 2026 and $659,000 and $1.9 million for the three and nine months ended September 30, 2025, respectively, on the McCallum JV loans. At September 30, 2026 and December 31, 2025, the Company had $1.5 million and $916,000, respectively, of accrued interest outstanding.

Relationship with Pacmulti JV. In March 2025, ACRES RF, a direct, wholly-owned subsidiary, entered into a $70.8 million senior loan commitment and a $13.5 million mezzanine loan commitment (the "Pacmulti JV loans") with Pacmulti JV in which the Company holds a 50% interest. The Pacmulti JV loans have an initial maturity date of May 5, 2030. The senior loan has a rate of one-month Term SOFR plus a spread of 3.41%, while the mezzanine loan has a fixed rate of 15.00%. At September 30, 2026, the Pacmulti JV loans were fully funded. The Company recorded interest income of $1.3 million and $3.8 million for the three and nine months ended September 30, 2026, respectively, and $1.7 million and $3.4 million for the three and nine months ended September 30, 2025, respectively, on the Pacmulti JV loans. At September 30, 2026 and December 31, 2025, the Company had $6.0 million and $4.8 million, respectively, of accrued interest outstanding.

Relationship with ACRES Capital Corp. and certain of its Subsidiaries

Relationship with ACRES Capital Corp. and certain of its Subsidiaries. Prior to the Merger and Internalization, the Company was externally managed by the Manager, pursuant to the Management Agreement. The Manager was a subsidiary of ACC, of which Andrew Fentress, the Company’s Chairman and Managing Director - Capital Markets, served as Managing Partner, and Mark Fogel, the Company’s President and Director, served as Chief Executive Officer and President. Prior to the Merger and Internalization, the Company had a Management Agreement with the Manager pursuant to which the Manager provided the day-to-day management of the Company’s operations and received management fees.

Prior to the Merger and Internalization, the Manager and its affiliates provided the Company with a Chief Financial Officer and a sufficient number of additional accounting, finance, tax and investor relations professionals. The Company reimbursed the Manager’s expenses for (a) the wages, salaries and benefits of the Chief Financial Officer, and (b) a portion of the wages, salaries and benefits of accounting, finance, tax, and investor relations professionals, in proportion to such personnel’s percentage of time allocated to the Company’s operations. The Company reimbursed out-of-pocket expenses and certain other costs incurred by the Manager that related directly to the Company’s operations. The costs were recorded in general and administrative expenses on the consolidated statements of operations.

On April 29, 2026, the Company entered into an Agreement and Plan of Merger with Merger Sub, ACC and the Manager. At the Merger Effective Time, the Merger and Internalization were completed and ACC merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of the Company. As a result of the Merger, the Company acquired the Manager, the Management Agreement terminated effective August 6, 2026 for no additional consideration, and the Company became internally managed. See Note 2— Merger of ACRES Capital Corp. and Internalization of Management.

Pursuant to the Merger Agreement, each share of ACC common stock outstanding immediately prior to the Merger Effective Time of the Merger was converted into the right to receive 2.61882 shares of the Company’s common stock. The Company issued approximately 7.5 million shares of Company common stock in the Merger. In addition, 1.2 million shares previously issued to and held by ACRES Share Holdings, LLC, were retired upon closing.

The Company’s related party transactions with the Manager and its affiliates described in this section relate only to the period prior to termination of the Management Agreement on August 6, 2026. The Company did not incur external management fees under the Management Agreement after August 6, 2026.

For the three and nine months ended September 30, 2026, the Manager earned base management fees of $613,000 and $3.7 million, respectively, and $1.6 million and $4.8 million, respectively, for the three and nine months ended September 30, 2025.

For the three and nine months ended September 30, 2026 and 2025, the Manager did not earn an incentive management fee.

At September 30, 2026 and December 31, 2025, there was no base management fee payable nor incentive management fee payable by the Company to the Manager.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

The Company reimbursed the Manager $1.8 million and $3.8 million, for the three and nine months ended September 30, 2026, respectively, and $1.1 million and $3.4 million, for the three and nine months ended September 30, 2025, respectively, for all such compensation and costs. At September 30, 2026 there were no payables to the Manager pursuant to the Management Agreement and at December 31, 2025, the Company had payables to the Manager pursuant to the Management Agreement totaling $466,000 related to such compensation and costs. The Company’s base management fee payable was recorded in management fee payable while expense reimbursement payables were recorded in accounts payable and other liabilities on the consolidated balance sheets.

On July 31, 2020, ACRES RF, a direct, wholly-owned subsidiary of the Company, provided a $12.0 million loan (the "ACRES Loan") to ACC evidenced by the promissory note from ACC.

The ACRES Loan accrued interest at 3.00% per annum payable monthly. The monthly amortization payment was $25,000. The ACRES Loan was scheduled to mature in July 2026, subject to two one-year extensions (at ACC’s option) subject to the payment of a 0.5% extension fee to ACRES RF on the outstanding principal amount of the ACRES Loan.

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

The Company recorded interest income of $31,000 and $186,000 for the three and nine months ended September 30, 2026 and $81,000 and $241,000 for the three and nine months ended September 30, 2025, respectively, on the ACRES Loan in other income (expense) on the consolidated statements of operations. At December 31, 2025, the ACRES Loan had a principal balance of $10.4 million, recorded in loan receivable - due from Manager on the consolidated balance sheets. As part of the Merger and Internalization, the ACRES Loan was settled as part of the Merger consideration and is no longer outstanding.

The Company retained equity in one securitization entity that was structured for the Company by the Manager. Under the Management Agreement, the Manager was not separately compensated by the Company for executing this transaction and was not separately compensated for managing the securitization entity and its assets.

Relationship with ACRES Mortgage Loan Funding, LLC. In July 2025, the Company sold $45.8 million of a $72.0 million CRE whole loan commitment that originated in the second quarter of 2025 to ACRES Mortgage Loan Funding, LLC. The Company transferred $344,000 of the origination fee related to the portion of this CRE whole loan to ACRES Capital, LLC. No loans were co-originated during the nine months ended September 30, 2026.

Relationship with ACRES Capital Servicing LLC. Under the MassMutual Loan Agreement, ACRES Capital Servicing LLC ("ACRES Capital Servicing"), an affiliate of ACC and the Manager, served as the portfolio servicer. Additionally, ACRES Capital Servicing served as special servicer of ACR 2021-FL1 and ACR 2021-FL2 prior to their liquidation in March 2025. In February 2026, the Company closed the 2026-FL4 securitization transaction and ACRES Capital Servicing served as special servicer.

During the three and nine months ended September 30, 2026, ACRES Capital Servicing received no portfolio servicing fees nor any special servicing fees. During the three months ended September 30, 2025, ACRES Capital Servicing received no portfolio servicing fees nor any special servicing fees. During the nine months ended September 30, 2025, ACRES Capital Servicing received no portfolio servicing fees and earned $182,000 in special servicing fees with no reduction to interest income.

Relationship with ACRES Collateral Manager, LLC. ACRES Collateral Manager, LLC, an affiliate of ACC and the Manager, served as the collateral manager of ACR 2021-FL1 and ACR 2021-FL2, a role for which it waived its fee. In March 2025, ACR 2021-FL1 and ACR 2021-FL2 were liquidated. In February 2026, the Company closed the 2026-FL4 securitization transaction and ACRES Collateral Manager, LLC served as collateral manager, a role for which it waived its fee.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

Relationship with ACRES Development Management, LLC. ACRES Development Management, LLC ("DevCo") is a wholly-owned subsidiary of ACC, the parent of the Manager. DevCo acted in various capacities as a co-developer or owner’s representative for direct equity investments within the Company’s portfolio. The Company entered into three development agreements with DevCo (the "Development Agreements") between November 2021 and April 2022, between the joint venture entity of the CRE equity investments acquired through direct investment. At September 30, 2026, no development agreement remains active.

Pursuant to the Development Agreements, DevCo agreed to manage the development of the projects associated with each equity investment in accordance with a development standard in exchange for fees equal to between 1.25% and 1.5% of all project costs. The Company did not incur nor pay fees for services rendered under these agreements for the three and nine months ended September 30, 2026 and 2025.

Relationship with ACRES Share Holdings, LLC. During the three and nine months ended September 30, 2026 and 2025, the Company did not issue any shares to ACRES Share Holdings, LLC in connection with the incentive compensation payable to the Manager under the Management Agreement.

Under the Manager Plan, the Company could issue restricted shares of common stock to ACRES Share Holdings, LLC after meeting the established per share book value hurdle. The grants would vest 25% per year over four years.

In March 2026, the Company issued a total of 204,765 shares of common stock under its Manager Incentive Plan to ACRES Share Holdings, LLC, a subsidiary of the Manager after the Company reached the established per share book value target of $30.00 per share. Each grant vested 25% per year over four years. Additionally, in March 2026, the Company granted ACRES Share Holdings, LLC a stock ownership waiver allowing it to exceed the 9.8% ownership limitations set forth in the Company's charter. The stock ownership waiver allowed ACRES Share Holdings, LLC to hold up to 18% of the Company's outstanding shares of common stock. There was no activity for the three months ended September 30, 2026 and nine months ended September 30, 2025.

In April 2026, the Board approved the acceleration of the Manager's outstanding unvested shares upon shareholder approval of the share issuance in connection with the Merger. The Company's shareholders approved the issuance on June 22, 2026 and the 352,384 outstanding unvested shares were accelerated at that time. Upon close of the Merger, the Company repurchased and retired all of the shares previously granted to the Manager and the Manager Plan was terminated.

Relationship with AMF Levered II, LLC. During the year ended December 31, 2025, AMF Levered II, LLC, a wholly-owned subsidiary of ACRES Mortgage Fund, Ltd., purchased a $125.0 million non-controlling interest in SPE 2025-1, LLC. In March 2026, AMF Levered II, LLC purchased an additional $1.1 million non-controlling interest in SPE 2025-1. During the three and nine months ended September 30, 2026, the Company allocated $541,000 of losses and $5.4 million in earnings, respectively, related to operations and did not distribute any income, net of expenses to AMF Levered II, LLC. During the three and nine months ended September 30, 2025, the Company did not allocate any earnings related to operations and did not distribute any income to AMF Levered II, LLC. At September 30, 2026, AMF Levered II, LLC owns 43.2% of SPE 2025-1 and assumed its proportionate share of risk in the underlying assets and the liabilities, including the JPMorgan Chase 2025 Facility. Additionally, at each of September 30, 2026 and December 31, 2025, the Company had a distribution payable balance of $516,000. During the nine months ended September 30, 2026, the Company purchased two CRE whole loan commitments totaling $61.4 million from AMF Levered II, LLC.

Relationship with AMF Levered 3, LLC. In March 2026, the Company sold $29.1 million par and the remaining unfunded commitments of a $120.0 million CRE whole loan commitment that originated in the fourth quarter of 2025 to AMF Levered 3, LLC, a wholly-owned subsidiary of ACRES Mortgage Fund, Ltd.

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company had no financial instruments carried at fair value on a recurring basis at December 31, 2025. At September 30, 2026, the Company measures fair value of financial instruments held in the Consolidated Fund.

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

September 30, 2026

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

CRE whole loans. The fair values of the Company’s loans held for investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Par values of loans with variable interest rates are expected to approximate fair value unless evidence of credit deterioration exists, in which case the fair value approximates the par value less the loan’s allowance estimated through individual evaluation. The Company’s floating-rate CRE loans had interest rates from 3.88% to 10.75% and 4.63% to 10.88% at September 30, 2026 and December 31, 2025, respectively.

Preferred equity investments. The fair value of the Company's preferred equity investment is measured by discounting the expected cash flows using the future expected coupon rates. The Company's preferred equity investment is discounted at a rate of 10.00%.

Senior notes in CRE securitizations and junior subordinated notes. Fair values are estimated using a discounted cash flow model with implied yields based on trades for similar securities.

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

September 30, 2026

(unaudited)

The fair values of the Company’s financial and non-financial assets that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value(1)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2026
Assets:
CRE whole loans	$2,100,056	$2,137,041	$—	$—	$2,137,041
CRE preferred equity investment	9,946	10,257	—	—	10,257
Liabilities:
Senior notes in CRE securitizations	874,011	879,166	—	—	879,166
CRE term reinvestment facility	582,758	585,089	—	—	585,089
Warehouse financing facilities	68,818	70,032	—	—	70,032
Mortgage payable	21,032	21,731	—	—	21,731
Senior credit facility	185,000	185,000	—	—	185,000
8.625% Senior Secured Notes	195,397	194,360	—	—	194,360
Junior subordinated notes	51,548	38,499	—	—	38,499
At December 31, 2025
Assets:
CRE whole loans	$1,800,784	$1,828,299	$—	$—	$1,828,299
CRE preferred equity investment	9,185	9,511	—	—	9,511
Loan receivable - due from Manager	10,375	9,337	—	—	9,337
Liabilities:
CRE term reinvestment facility	728,167	731,002	—	—	731,002
Senior secured financing facility	61,645	63,099	—	—	63,099
Warehouse financing facilities	533,862	534,760	—	—	534,760
Mortgage payable	20,185	20,185	—	—	20,185
5.75% Senior Unsecured Notes	149,531	148,740	—	—	148,740
Junior subordinated notes	51,548	42,777	—	—	42,777

(1)
The fair values reflected in the table above represent management's best estimate of the fair value of the financial instruments and have no impact on the Company's performance or cash flows.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 for the Consolidated Fund (in thousands):

		Fair Value Measurements
	Carrying Value	Fair Value(1)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2026
Assets:
Investments	$1,918,111	$1,918,111	$—	$—	$1,918,111

Generally, increases in discount rates and capitalization rates result in lower fair value measurements, while increases in comparable sales values and estimated recoveries result in higher fair value measurements. Conversely, decreases in these assumptions

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

would generally have the opposite effect. Changes in certain significant unobservable inputs may be interrelated and could either magnify or mitigate the overall impact on fair value.

The following tables summarize the quantitative inputs and assumptions used for the Consolidated Fund’s Level 3 measurements (in thousands):

At September 30, 2026
Level 3 Measurements of the Consolidated Fund	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Financial assets:
First mortgage loans	$1,534,420	Discounted cash flow	Discount rate	6.73% - 8.56% (7.06%)
		Comparable sales	Sales price per key/unit	$0.5 million - $1.1 million ($0.9 million)
Equity investments	383,691	Discounted cash flow	Discount rate	6.00% - 10.25% (7.61%)
			Capitalization rate	4.75% - 7.50% (6.13%)
		Comparable sales	Sales price per square foot	$474 / sq. ft.
		Comparable sales	Sales price per key/unit	$73,453 / key
		Net recovery analysis	Discount yield	22.00%
		Income capitalization analysis	Capitalization rate	5.00%

The following tables set forth a summary of changes in the fair value of the Level 3 measurements (in thousands):

Level 3 Assets of the Consolidated Fund	Investments, at fair value
Balance as of August 6, 2026	$1,922,369
Purchases (1)	26,632
Sales/settlements (2)	(30,375)
Unrealized loss, net (3)	(515)
At September 30, 2026	$1,918,111
(1)
Purchases include purchases and fundings of loan notes, participations and equity interests.
(2)
Sales/settlements include sales proceeds and principal payments received on loan notes and participations.
(3)
Changes in net unrealized appreciation are included in earnings and relate to financial assets.

NOTE 21 - GOODWILL AND INTANGIBLE ASSETS

On August 6, 2026, the Company completed its previously disclosed Merger and Internalization. The Internalization and Merger are accounted for as a business combination under the acquisition method of accounting, with the Company treated as the accounting acquirer.

The Company’s acquisition accounting is preliminary. The final purchase price allocation may differ materially from the preliminary estimates as additional information becomes available, including changes in the fair value allocations to identifiable intangible assets and goodwill.

Goodwill represents the excess of consideration transferred over the fair values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized. Based on the Company’s preliminary purchase price allocation, preliminary goodwill recognized in connection with the Internalization and Merger was $175.1 million.

The Company evaluates goodwill for impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual impairment test will be performed as of October 1st each year. While we have not yet completed this analysis for 2026, we do not anticipate that goodwill will be impaired, nor were there events or changes in circumstances indicating impairment at September 30, 2026. There were no material changes to this assessment as of September 30, 2026.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

NOTE 22 - MARKET RISK AND DERIVATIVE INSTRUMENTS

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

The Company terminated all of its interest rate swap positions associated with its financed CMBS portfolio in April 2020. At termination, the Company realized a loss of $11.8 million. At September 30, 2026 and December 31, 2025, the Company had losses of $717,000 and $1.6 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three and nine months ended September 30, 2026, the Company recorded amortization expense of $248,000 and $886,000, respectively, reported in interest expense on the consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recorded amortization expense of $425,000 and $1.3 million, respectively, reported in interest expense on the consolidated statements of operations.

For the three and nine months ended September 30, 2025, the Company recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 and $68,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements. At December 31, 2025, the Company fully accreted the unrealized balance from the gain attributable to two terminated interest rate swaps, and therefore no accretion income was recorded for the three and nine months ended September 30, 2026.

The following table presents the effect of the derivative instruments on the consolidated statements of operations during the nine months ended September 30, 2026 and 2025 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest rate swap contracts, hedging	Interest expense	$(886)	$(1,191)

(1)
Negative values indicate a decrease to the associated consolidated statements of operations line items.

NOTE 23 - COMMITMENTS AND CONTINGENCIES

The Company may become involved in litigation on various matters due to the nature of the Company’s business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In addition, the Company may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. The Company is unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2026.

The Company did not have any general litigation reserve at September 30, 2026 or December 31, 2025.

Other Guarantees

See description of 65 E. Wacker Joint Venture, LLC in Note 4.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

Unfunded Commitments

The Company's CRE loans had $78.2 million and $88.6 million in unfunded loan commitments at September 30, 2026 and December 31, 2025, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained.

NOTE 24 - SEGMENT INFORMATION

On August 6, 2026, the Company completed the previously disclosed Merger and Internalization and as a result of the transaction, the Company acquired its Manager, the management agreement was terminated for no additional consideration and the Company became internally managed. The Current Report on Form 8-K filed on August 6, 2026 did not disclose segment information.

The Company now evaluates its business through three reportable segments: Principal Investing, Investment Management and Strategic Holdings. The Company’s reportable segments reflect the manner in which the chief operating decision maker (the “CODM”) reviews financial information to assess performance and allocate resources.

Prior to the Merger and Internalization, the Company reported one operating segment, CRE lending operations. The Company previously disclosed that management directed operations on a consolidated basis as a single segment that generated revenues in the United States by originating, holding and managing commercial real estate mortgage loans and related assets. The Company also previously disclosed that, in certain circumstances, it may foreclose or accept a deed-in-lieu of foreclosure on loans and, if it cannot sell the related property, it may operate the property as real estate owned. The Company’s accounting policies for its prior CRE lending operations segment were the same as those described in the Company’s summary of significant accounting policies.

Beginning after the Merger and Internalization, the Company’s reportable segments are as follows:

•
Principal Investing — The segment originates, holds and manages commercial real estate mortgage loans and related assets. The segment also includes activities related to real estate owned when the Company forecloses or accepts a deed-in-lieu of foreclosure and does not sell the related property.
•
Investment Management — The segment includes the management, servicing and related activities acquired in the Merger and Internalization and includes management services to the Company's institutional and individual investors who entrust the Company with their capital.
•
Strategic Holdings — The segment includes equity method investments, minority investments, or other strategic investments. The Company currently expects its Strategic Holdings segment primarily to generate income from the receipt of dividends from its ownership stakes in these businesses and, upon the sale of any ownership stake, realized investment income from such sale.

The accounting policies of the reportable segments are the same as those described in the Company’s summary of significant accounting policies included elsewhere in these condensed consolidated financial statements. Intersegment revenues and expenses are eliminated in consolidation. Corporate-level items that are not allocated to segments are included in the reconciliation of total reportable segment amounts to consolidated amounts.

The CODM is the ACRES management committee that includes the Company's President and the Company's Principal Executive Officer. The CODM uses net income for each reportable segment to evaluate segment performance and allocate resources. The Company previously disclosed that its CODM was the ACRES management committee, which included the principals of the former Manager, including the Company’s President and Chief Executive Officer, and that the CODM used consolidated net income, as reported in the consolidated statements of operations, to evaluate performance and determine resource allocation. The measure of segment assets is total assets for each reportable segment. The Company previously disclosed that its measure of segment assets was total assets as reported on the consolidated balance sheets.

Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the reportable segment's competitors.

The Company discloses significant segment expenses that are regularly provided to the CODM and included in the reported measure of segment profit or loss. In determining significant expense categories, the Company considers both quantitative and qualitative factors, including expenses that are easily computable from the information regularly provided to the CODM.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

Prior to the Merger and Internalization, the Company identified interest expense, general and administrative expenses and provision for credit losses as significant segment expenses for its single CRE lending operations segment. Following the Merger and Internalization, the Company’s significant expense categories by reportable segment are interest expense, general and administrative expenses, and provision for credit losses.

The following tables present segment revenues, significant segment expenses, other segment items and reported segment profit or loss for the periods presented (in thousands):

	Principal Investing	Investment Management	Strategic Holdings	Corporate & Other		Total
For the Three Months Ended September 30, 2026
Revenues
Interest income	$37,685	$—	$—	$—		$37,685
Interest expense	24,898	—	—	—		24,898
Net interest income	12,787	—	—	—		12,787
Real estate income	11,252	—	—	—		11,252
Fee and other income	—	1,957	—	(1,805)	(1)	152
Other revenue	—	—	—	31		31
Total revenues	24,039	1,957	—	(1,774)		24,222
Operating Expenses
General and administrative	511	558	—	3,120		4,189
Compensation and benefits	—	—	—	2,436		2,436
Real estate expenses	18,733	—	—	—		18,733
Management fees - related party	—	—	—	613		613
Equity compensation	—	—	—	115		115
Merger and internalization costs	—	—	—	38,282		38,282
Corporate interest expense	—	—	—	5,236		5,236
Provision for (reversal of) credit losses, net	8,295	—	—	—		8,295
Total operating expenses	27,539	558	—	49,802		77,899
Other Income (Expense)
Equity in earnings (losses) of unconsolidated subsidiaries	18	—	1,034	(1,034)	(2)	18
Net realized and unrealized gains on investments of Consolidated Fund	—	—	1,045	(1,525)	(3)	(480)
Net interest income of Consolidated Fund	—	—	7,019	—		7,019
Expenses of the Consolidated Fund	—	—	(2,406)	1,805	(1)	(601)
Other income (expense)	(270)	80	—	16		(174)
Total other income (expense)	(252)	80	6,692	(738)		5,782
Income (Loss) before Taxes	(3,752)	1,479	6,692	(52,314)		(47,895)
Income tax expense	—	—	—	(2)		(2)
Net Income (Loss)	$(3,752)	$1,479	$6,692	$(52,316)		$(47,897)
Net income allocated to preferred shares	—	—	—	(6,036)		(6,036)
Net (income) loss allocable to non-controlling interest, net of taxes	3,923	—	(4,624)	(1,692)	(2)(3)	(2,393)
Net Income (Loss) Allocable to Common Shares	$171	$1,479	$2,068	$(60,044)		$(56,326)
(1)
To eliminate the revenue earned from the Consolidated Fund for management fees and reimbursable expenses in accordance with the management agreement.
(2)
To eliminate the net income distributed to the Company from the Consolidated Fund.

(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

(3)
To eliminate the allocated net realized and unrealized gains to the Company from the Consolidated Fund.

	Principal Investing	Investment Management	Strategic Holdings	Corporate & Other		Total
For the Nine Months Ended September 30, 2026
Revenues
Interest income	$110,445	$—	$—	$—		$110,445
Interest expense	77,893	—	—	—		77,893
Net interest income	32,552	—	—	—		32,552
Real estate income	30,229	—	—	—		30,229
Fee and other income	—	1,957	—	(1,805)	(1)	152
Other revenue	—	—	—	93		93
Total revenues	62,781	1,957	—	(1,712)		63,026
Operating Expenses
General and administrative	1,068	558	—	8,358		9,984
Compensation and benefits	—	—	—	2,436		2,436
Real estate expenses	38,966	—	—	—		38,966
Management fees - related party	—	—	—	3,738		3,738
Equity compensation	—	—	—	5,548		5,548
Merger and internalization costs	—	—	—	43,393		43,393
Corporate interest expense	—	—	—	5,236		5,236
Provision for (reversal of) credit losses, net	9,011	—	—	—		9,011
Total operating expenses	49,045	558	—	68,709		118,312
Other Income (Expense)
Equity in earnings (losses) of unconsolidated subsidiaries	693	—	1,034	(1,034)	(2)	693
Gain on sale of real estate	3,336	—	—	—		3,336
Net realized and unrealized gain on investments	—	—	1,045	(1,525)	(3)	(480)
Net interest income of Consolidated Fund	—	—	7,019	—		7,019
Expenses of the Consolidated Fund	—	—	(2,406)	1,805	(1)	(601)
Other income (expense)	(247)	80	—	98		(69)
Total other income (expense)	3,782	80	6,692	(656)		9,898
Income (Loss) before Taxes	17,518	1,479	6,692	(71,077)		(45,388)
Income tax (expense) benefit	—	—	—	(3)		(3)
Net Income (Loss)	$17,518	$1,479	$6,692	$(71,080)		$(45,391)
Net income allocated to preferred shares	—	—	—	(16,246)		(16,246)
Net (income) loss allocable to non-controlling interest	(2,622)	—	(4,624)	(985)	(2)(3)	(8,231)
Net Income (Loss) Allocable to Common Shares	$14,896	$1,479	$2,068	$(88,311)		$(69,868)

(1)
To eliminate the revenue earned from the Consolidated Fund for management fees and reimbursable expenses in accordance with the management agreement.
(2)
To eliminate the net income distributed to the Company from the Consolidated Fund.
(3)
To eliminate the allocated net realized and unrealized gains to the Company from the Consolidated Fund.
(Back to Index)

(Back to Index)

ACRES COMMERCIAL REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2026

(unaudited)

The following table presents total assets by reportable segment as of the dates presented (in thousands):

	Principal Investing	Investment Management	Strategic Holdings	Corporate & Other	Total
As of September 30, 2026
Total Assets	$2,477,885	$105,510	$1,974,990	$7,528	$4,565,913
Investments in unconsolidated entities	30,271	—	—	—	30,271
Goodwill	78,335	96,750	—	—	175,085
As of December 31, 2025
Total Assets	$2,162,364	$—	$—	$—	$2,162,364
Investments in unconsolidated entities	29,237	—	—	—	29,237

NOTE 25 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events, other than those described in Note 12 that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

• our ability to successfully integrate the operations of ACRES Capital, LLC and ACRES Capital Corp. following the completion of the Merger and Internalization (each as defined below) and to achieve the expected cost savings or other benefits therefrom;

•our ability to successfully operate as an internally managed company following the Internalization, including our ability to retain key personnel formerly employed by our Manager and to realize the anticipated benefits of internal management in a timely manner, or at all;

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

(Back to Index)

(Back to Index)

Overview

We are a Maryland corporation and an internally-managed real estate investment trust ("REIT") that is primarily focused on originating, holding and managing commercial real estate ("CRE") mortgage loans and equity investments in commercial real estate properties through direct ownership and joint ventures. On August 6, 2026, we completed our acquisition of ACRES Capital Corp. ("ACC") and the internalization of the management function previously performed by ACRES Capital, LLC, our former external manager and a subsidiary of ACC (together with ACC, "ACRES"), a commercial real estate lender historically dedicated to nationwide middle market CRE lending with a focus on multifamily, student housing, hospitality, office and industrial properties in top United States ("U.S.") markets. We continue to draw upon the experience of the ACRES management team, who are now our direct employees, to provide these services. Our longer-term objective is to provide our stockholders with total returns over time, including quarterly distributions and capital appreciation, while seeking to manage the risks associated with our investment strategies, as well as to maximize long-term stockholder value by maintaining stability through our available liquidity and diversified CRE loan portfolio.

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

Between September 2024 and December 2025, the U.S. Federal Reserve lowered the Federal Funds rate by 1.75% in six rate cuts, reaching its lowest levels since 2022. However, the Federal Reserve reversed course in September 2026, raising the Federal Funds rate by 0.25% to a target range of 3.75% to 4.00%, its first increase since 2023, citing persistent inflationary pressures. The Federal Reserve's updated projections indicate the possibility of additional rate increases before the end of 2026 and into 2027. An increase in rates and borrowing costs may dampen consumer spending and corporate profit growth, which may negatively impact the credit profile of the collateral underlying our loans and our borrowers' ability to sell or refinance in the current market; higher rates would also correlate to an increase in our net income to the extent our floating rate assets exceed our floating rate liabilities. There is also no certainty with respect to the direction, timing, or pace of change for future interest rates.

The multifamily real estate market continues to be a competitive and the market for those assets continues to experience spread compression on newly originated deals. Furthermore, the office property market continues to experience high vacancies, slower leasing activity and current tenants reevaluating their needs for physical office space due to remote-work trends across the country. These factors, coupled with inflation, higher interest rates and dislocations in market liquidity, have converged to create higher levels of uncertainty surrounding property values, which in turn, also negatively impact borrowers' ability and willingness to financially support and stand by their investments in their office properties, their abilities to sell or refinance their positions in the current market and ultimately our financial results.

In response, we continue to manage corporate liquidity actively and responsibly, manage our CRE assets through a solutions-based approach with our borrowers and manage our daily operations in light of changing macroeconomic circumstances. Our management team also continuously monitors for new capital opportunities and selectively executes on agreements that are expected to enhance our returns.

On August 6, 2026 (the "Closing"), we completed the Merger (as defined below) and Internalization (as defined below) transactions pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement") by and among us and ACRES Holdings Sub LLC ("Merger Sub"), our subsidiary, on the one hand, and ACC and ACRES Capital LLC, a subsidiary of ACC and our former external manager (the “Manager”), on the other hand. Pursuant to the terms of the Merger Agreement, ACC merged with and into Merger Sub, with Merger Sub continuing as the surviving company and our wholly-owned subsidiary (the "Merger"). As a result of the Merger, among other things, (i) we acquired the Manager, (ii) the Manager ceased to perform any outside management services for us, (iii) we and the Manager terminated the existing Fourth Amended and Restated Management Agreement, dated as of July 31, 2020, as amended, by and among us, the Manager and ACC (the "Management Agreement"), for no additional consideration, and (iv) we became internally managed (the "Internalization"). In connection with the Closing, we issued approximately 7.5 million shares of our common stock to former ACC stockholders as Merger consideration, resulting in a net increase of approximately 6.3 million shares of our common stock outstanding after giving effect to the elimination of shares held by ACC in consolidation. We also assumed ACC's credit facility, with $185.0 million outstanding at Closing, and completed a private placement of $200.0 million aggregate principal amount of 8.625% Senior Secured Notes due 2031 (the "8.625% Senior Secured Notes"), the proceeds of which were used in part to refinance $150.0 million of our previously outstanding 5.75% Senior Unsecured Notes due 2026 (the "5.75% Senior Unsecured Notes") and for general corporate purposes. Being internally managed further aligns the interests of our seasoned management team with those of our stockholders. Along with the Manager's CRE lending platform, the Merger is expected to enhance our financial profile through

(Back to Index)

(Back to Index)

the recognition of third-party fee income earned from an evergreen fund vehicle, separately managed accounts and a growing insurance platform, diversifying our earnings and supporting greater stability in earnings available for distribution.

The Merger and Internalization materially affected the comparability of our results of operations, financial condition and cash flows for the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025. The results of operations of ACC have been included in our condensed consolidated financial statements only for the period beginning August 6, 2026, the closing date of the Merger and Internalization. Accordingly, our results for the three and nine months ended September 30, 2026 include only a partial period of activity from the acquired management, servicing and related businesses, while the comparable 2025 periods do not include such activity.

The consolidation of the Consolidated Fund significantly increases the reported amounts of consolidated assets, liabilities, revenues, expenses and cash flows; however, the economic ownership interests of third-party investors in the Consolidated Fund are reflected as non-controlling interests. Accordingly, the Consolidated Fund’s gross revenues, expenses and cash flows should not be viewed as having the same economic effect on our common stockholders as revenues, expenses and cash flows generated by wholly-owned operations.

Following the Closing, we became internally managed, the Manager became our wholly-owned subsidiary, and the Manager’s personnel became our employees. As a result, our post-closing results reflect changes in the nature and presentation of our revenues and expenses, including the elimination of external base management fees and incentive compensation payable to a third-party manager, the addition of employee compensation and other operating costs previously borne by the Manager, and the inclusion of third-party management, servicing and related fee income generated by the acquired platform.

In addition, after the Merger and Internalization, we evaluate our business through three reportable segments: Principal Investing, Investment Management and Strategic Holdings. Prior to the Merger and Internalization, we reported one operating segment, CRE operations. These changes should be considered when reviewing the period-to-period comparisons below, as our historical results may not be indicative of our future operating results or financial condition.

The discussion below is based on our historical results of operations and financial condition as presented in the unaudited condensed consolidated financial statements included in this Quarterly Report. The results of ACC are included beginning August 6, 2026, and our historical results for periods prior to that date do not include the acquired management, servicing and related activities. Accordingly, the discussion below should be read with the comparability considerations described above and the notes to the unaudited condensed consolidated financial statements.

We originate transitional floating-rate CRE loans with a target size between $10.0 million and $100.0 million. During the nine months ended September 30, 2026, we originated ten new CRE floating-rate whole loans, purchased one new CRE floating-rate whole loan and purchased a participation in an existing CRE floating-rate whole loan, with total commitments of $530.9 million and funded $42.1 million of loan commitments. These increases were offset by loan payoffs and sales during the nine months ended September 30, 2026 in the amount of $239.1 million and unfunded commitments of $25.2 million, producing a net increase to the portfolio of $308.7 million. During the year ended December 31, 2025, we originated 14 new CRE floating-rate whole loans, with total commitments of $733.0 million, one new $15.0 million CRE mezzanine loan, one new $9.3 million CRE preferred equity investment and net funded commitments of $3.1 million. Loan payoffs and sales during the year ended December 31, 2025 were $418.9 million, producing a net increase to the portfolio of $341.5 million.

Our CRE loan portfolio, which had carrying values of $2.1 billion and $1.8 billion at September 30, 2026 and December 31, 2025, respectively, comprised:

•
First mortgage loans, which we refer to as whole loans. These loans are typically secured by first liens on CRE property, including the following property types: multifamily, student housing, hospitality, office, self-storage, mixed-use and retail. All but four of our CRE whole loans were current on contractual payments at September 30, 2026.
•
Mezzanine debt that is senior to borrower’s equity but is subordinated to other third-party debt. These loans are subordinated CRE loans, usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. At both September 30, 2026 and December 31, 2025, no individual mezzanine loans were included in CRE loans held for investment on our consolidated balance sheet.

(Back to Index)

(Back to Index)

•
Preferred equity investments that are subordinate to first mortgage loans and mezzanine debt. These investments may be subject to more credit risk than subordinated debt but provide the potential for higher returns upon a liquidation of the underlying property and are typically structured to provide some credit enhancement differentiating it from the common equity in such investments. At September 30, 2026 and December 31, 2025, we had one preferred equity investment included in CRE loans held for investment with a carrying value of $9.9 million and $9.2 million, respectively. We also hold the first mortgage CRE whole loan on the underlying collateral for this investment.

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

In a business environment where benchmark rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In certain cases, the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At September 30, 2026, 62% of the par value of our CRE loan portfolio had interest rate caps or funded debt service reserves in place. Our interest rate caps have a weighted-average maturity of 15 months.

At September 30, 2026, our par-value $2.1 billion floating-rate CRE loan portfolio had a weighted average benchmark floor of 2.33%. At December 31, 2025, our par value $1.8 billion floating rate CRE loan portfolio had a weighted average benchmark floor of 1.78%. With the current trend of decreasing benchmark rates, we have seen the coupons on all of our floating-rate assets and debt decrease accordingly. Because we have equity invested in each floating-rate loan, and because in all instances the benchmark interest rates are above our loan floors, the decrease in interest rates resulted in a decrease in our net interest income. See "Interest Rate Risk" in "Item 3: Quantitative and Qualitative Disclosures About Market Risk."

Our portfolio comprises loans with a diverse array of collateral types and locations. Multifamily continues to comprise the majority of our portfolio, with 80.9% of our portfolio allocated to multifamily at September 30, 2026 and 81.9% at December 31, 2025. The following charts show our portfolio allocation at carrying value by property type at September 30, 2026 and December 31, 2025:

PROPERTY TYPE AT SEPTEMBER 30, 2026

Office
11.3%
Hotel
4.8%
Mixed-Use, 2.3%
Self-Storage,
0.7%
Multifamily,
80.9%

(Back to Index)

(Back to Index)

PROPERTY TYPE AT DECEMBER 31, 2025

Office
12.7%
Hotel 3.2%
Mixed-Use
1.4%
Self-Storage
0.8%
Multifamily
81.9%

From time to time, we may acquire real estate property through direct equity investments or as a result of our lending activities. We did not acquire any real estate property in the three months ended September 30, 2026.

At September 30, 2026, the net carrying value of our net real estate-related assets and liabilities was $96.2 million on five properties owned, four of which are included in investments in real estate and one of which is included in properties held for sale on our consolidated balance sheets. We reclassified two properties in the third quarter of 2026 to properties held for investment.

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

At September 30, 2026 and December 31, 2025, our financing arrangements were as follows (dollars in thousands):

	Outstanding Borrowings	Percentage of Borrowings
At September 30, 2026
CRE debt securitization (1)(2)	$874,011	44.2%
CRE - term reinvestment financing facility (1)(3)	582,758	29.4%
CRE - term warehouse financing facilities(1)	68,818	3.5%
Mortgage payable(1)	21,032	1.1%
Corporate credit facility	185,000	9.3%
8.625% Senior Secured Notes	195,397	9.9%
Unsecured junior subordinated debentures	51,548	2.6%
Total	$1,978,564	100.0%

	Outstanding Borrowings	Percentage of Borrowings
At December 31, 2025:
CRE - term reinvestment financing facility (1)(2)	$728,167	47.1%
CRE - term warehouse financing facilities(1)	533,862	34.6%
Senior secured financing facility(1)	61,645	4.0%
Mortgage payable(1)	20,185	1.3%
5.75% Senior Unsecured Notes	149,531	9.7%
Unsecured junior subordinated debentures	51,548	3.3%
Total	$1,544,938	100.0%

(Back to Index)

(Back to Index)

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

We reevaluate our current expected credit losses ("CECL") allowance quarterly, incorporating our current expectations of macroeconomic factors considered in the determination of our CECL reserves. At September 30, 2026, the CECL allowance on our CRE loan portfolio was $29.4 million, or 1.4% of our $2.1 billion loan portfolio. During the nine months ended September 30, 2026, we recorded a net provision for credit losses primarily attributable to a decline in macroeconomic factors both generally and locally as they relate to our CRE loans, compounded by increased modeled credit risk in our loan portfolio.

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

Additionally, the decline in our CECL reserves from our highest reserve balance at June 30, 2020 of $61.1 million, or 3.4% of the par balance of our CRE loan portfolio, to our current reserve balance at September 30, 2026 of $29.4 million, or 1.4% of the par balance of our CRE loan portfolio, was attributable to the following: the successful resolution of our individually evaluated loans with specific reserves, except for the charge-off noted above, the overall newer vintage of our CRE loan portfolio (with only 6.5% of the portfolio, at September 30, 2026, being originated prior to the fourth quarter of 2020) as well as the increased percentage allocation of our CRE loan portfolio to multifamily loans over time. Multifamily loans have historically had the lowest credit losses of any asset class, and our percentage allocation of our CRE loan portfolio to multifamily at carrying value has grown from 58.4% at June 30, 2020 to 80.9% at September 30, 2026.

Common stock book value was $16.81 per share at September 30, 2026, a $13.20 per share decrease from December 31, 2025. (See "Balance Sheet - Book Value Reconciliation" section below for further discussion)

Results of Operations

Our net loss allocable to common shares for the three months ended September 30, 2026 was $56.3 million, or ($5.16) per share-basic (($5.16) per share-diluted) as compared to net income allocable to common shares for the three months ended September 30, 2025 of $9.8 million or $1.38 per share-basic ($1.34 per share-diluted). Our net loss allocable to common shares for the nine months ended September 30, 2026 was $69.9 million, or ($8.65) per share-basic (($8.65) per share-diluted), as compared to net income allocable to common shares for the nine months ended September 30, 2025 of $3.2 million, or $0.44 per share-basic ($0.42 per share-diluted).

Segment Results

Following the Merger and Internalization, we evaluate our business through three reportable segments: Principal Investing, Investment Management and Strategic Holdings. Prior to the Merger and Internalization, we reported one operating segment, CRE lending operations. Accordingly, segment results for the three and nine months ended September 30, 2026 include the Investment Management and Strategic Holdings segments only for the period beginning August 6, 2026, and comparable segment information for the prior-year period is limited.

Principal Investing. Our Principal Investing segment originates, holds and manages commercial real estate mortgage loans and related assets. Segment results for the three and nine months ended September 30, 2026 were primarily affected by net interest income, loan repayments, CECL provision and borrowing costs.

Investment Management. Our Investment Management segment includes the management, servicing and related activities acquired in the Merger and Internalization. Segment results for the post-closing period were driven primarily by management, servicing and related fee income, partially offset by other operating expenses associated with the internalized platform. Results for this segment may vary in future periods based on assets under management, servicing volumes, transaction activity, fund performance, capital raising and retention of key personnel.

Strategic Holdings. Our Strategic Holdings segment includes equity method investments. Segment results for the post-closing period were primarily affected by income/loss from strategic investments and fair value changes. Because this segment was added as part of the Merger and Internalization and was included only from August 6, 2026, results for the three and nine months ended September 30, 2026 are not necessarily indicative of future results.

(Back to Index)

(Back to Index)

Net Interest Income

The following tables analyze the change in interest income and interest expense for the comparative three and nine months ended September 30, 2026 and 2025 by changes in volume and changes in rates. The changes attributable to the combined changes in volume and rate have been allocated proportionately, based on absolute values, to the changes due to volume and changes due to rates (dollars in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$9,805	36%	$14,202	$(4,397)
CRE mezzanine loans	(687)	(100)%	(687)	—
CRE preferred equity loan	266	100%	266	—
Other	13	5%	48	(35)
Total increase (decrease) in interest income	9,397	33%	13,829	(4,432)

Increase (decrease) in interest expense:
Securitized borrowings	12,481	100%	12,481	—
Senior secured financing facility	(944)	(63)%	(909)	(35)
CRE - term warehouse financing facilities	(405)	(31)%	(237)	(168)
CRE - term reinvestment financing facility	(4,739)	(36)%	(3,431)	(1,308)
5.75% Senior Unsecured Notes	(1,188)	(51)%	(1,188)	—
Unsecured junior subordinated debentures	(70)	(6)%	—	(70)
Hedging (3)	(154)	(38)%	(154)	—
Total increase (decrease) in interest expense	4,981	25%	6,562	(1,581)
Net increase (decrease) in net interest income	$4,416		$7,267	$(2,851)

(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the three months ended September 30, 2025.
(2)
Includes an increase in fee income of $246,000 recognized on our CRE whole loans that was due to changes in volume.
(3)
Net decrease is due to a portion of the terminated swaps being fully amortized as of December 31, 2025.

(Back to Index)

(Back to Index)

	Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
			Due to Changes in
	Net Change	Percent Change (1)	Volume	Rate
Increase (decrease) in interest income:
CRE whole loans (2)	$24,281	29%	$36,818	$(12,537)
CRE mezzanine loans	(1,429)	(100)%	(1,429)	—
CRE preferred equity loan	770	100%	770	—
Other	978	119%	910	68
Total increase (decrease) in interest income	24,600	29%	37,069	(12,469)

Increase (decrease) in interest expense:
Securitized borrowings:
ACR 2026-FL4 Senior Notes	30,925	100%	30,925	—
ACR 2021-FL1 Senior Notes	(6,535)	(100)%	(6,535)	—
ACR 2021-FL2 Senior Notes	(6,554)	(100)%	(6,554)	—
Senior secured financing facility	(494)	(11)%	(263)	(231)
CRE - term warehouse financing facilities	613	12%	1,419	(806)
CRE - term reinvestment financing facility	(1,662)	(6)%	1,340	(3,002)
5.75% Senior Unsecured Notes	(1,166)	(17)%	(1,166)	—
Unsecured junior subordinated debentures	(233)	(7)%	—	(233)
Hedging (3)	(305)	(26)%	(305)	—
Total increase (decrease) in interest expense	14,589	23%	18,861	(4,272)
Net increase (decrease) in net interest income	$10,011		$18,208	$(8,197)
(1)
Percent change is calculated as the net change divided by the respective interest income or interest expense for the nine months ended September 30, 2025.
(2)
Includes an increase in fee income of $1.0 million recognized on our CRE whole loans that was due to changes in volume.
(3)
Net decrease is due to a portion of the terminated swaps being fully amortized as of December 31, 2025.

Net Change in Interest Income for the Comparative three and nine months ended September 30, 2026 and 2025:

Aggregate interest income increased by $9.4 million and $24.6 million for the comparative three and nine months ended September 30, 2026 and 2025. We attribute the change to the following:

CRE whole loans. The increase of $9.8 million and $24.3 million for the comparative three and nine months ended September 30, 2026 and 2025 was primarily attributable to an increase in the daily average par value of our CRE portfolio resulting from loan production, offset by a decrease in the benchmark rate over the comparative period.

CRE mezzanine loans. The decrease of $687,000 and $1.4 million for the comparative three and nine months ended September 30, 2026 and 2025 was attributable to the origination and payoff of a mezzanine loan during the fiscal year 2025.

CRE preferred equity loan. The increase of $266,000 and $770,000 for the comparative three and nine months ended September 30, 2026 and 2025 was attributable to the origination of a preferred equity loan in September 2025.

Other. The increase of $13,000 and $978,000 for the comparative three and nine months ended September 30, 2026 and 2025, was primarily attributable to an increase in restricted cash from the close of our new CRE securitization, ACRES Commercial Realty 2026-FL4 Issuer, LLC ("ACR 2026-FL4"), and increase in yields on our interest earning money market accounts during the first quarter of fiscal year 2026.

Net Change in Interest Expense for the Comparative three and nine months ended September 30, 2026 and 2025:

Aggregate interest expense increased by $5.0 million and $14.6 million for the comparative three and nine months ended September 30, 2026 and 2025. We attribute the change to the following:

Securitized borrowings. The net increase of $12.5 million and $17.8 million for the comparative three and nine months ended September 30, 2026 and 2025 was primarily attributable to the issuance of our ACR 2026-FL4 securitization, offset by the redemptions of our ACR 2021-FL1 and ACR 2021-FL2 securitizations and a decrease in borrowings and the benchmark rate over the comparative periods.

(Back to Index)

(Back to Index)

Senior secured financing facility. The decrease of $944,000 and $494,000 for the comparative three and nine months ended September 30, 2026 and 2025, was primarily attributable to the payoff of our senior secured facility in August 2026.

CRE - term warehouse financing facilities. The decrease of $405,000 for the comparative three months ended September 30, 2026 and 2025 was primarily attributable to a decrease in the average daily borrowings balance and benchmark rate. The increase of $613,000 for the comparative nine months ended September 30, 2026 and 2025, was primarily attributable to an increase in the average daily borrowings balance during the first quarter of fiscal year 2026, offset by a decrease in the benchmark rate over the comparative periods.

CRE - term reinvestment financing facility. The decrease of $4.7 million and $1.7 million for the comparative three and nine months ended September 30, 2026 and 2025 was attributable to a decrease in borrowings and benchmark rate.

5.75% Senior Unsecured Notes. The decrease of $1.2 million for the comparative three and nine months ended September 30, 2026 and 2025 was attributable to the payoff of the 5.75% Senior Unsecured Notes in conjunction with the close of the 8.625% Senior Secured Notes in August 2026.

Unsecured junior subordinated debentures. The decrease of $70,000 and $233,000 for the comparative three and nine months ended September 30, 2026 and 2025 was primarily attributable to a decrease in the benchmark rate over the comparative periods.

Hedging. The decrease of $154,000 and $305,000 for the comparative three and nine months ended September 30, 2026 and 2025 was attributable to a portion of our terminated swaps being fully amortized.

Average Net Yield and Average Cost of Funds:

The following tables present the average net yield and average cost of funds for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$2,121,260	$37,174	6.95%	$1,321,391	$27,369	8.22%
CRE mezzanine loans	—	—	—%	19,419	686	13.82%
CRE preferred equity loan	10,020	265	10.51%	—	—	—%
Other	33,510	246	2.90%	27,478	233	3.37%
Total interest income/average net yield	2,164,790	37,685	6.90%	1,368,288	28,288	8.20%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,529,654	(22,453)	(5.82)%	953,121	(16,058)	(6.62)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	78,238	(1,148)	(5.82)%	149,257	(2,336)	(6.21)%
Unsecured junior subordinated debentures	51,548	(1,050)	(7.97)%	51,548	(1,121)	(8.51)%
Hedging (5)	—	(247)	—%	—	(402)	—%
Total interest expense/average cost of funds	1,659,440	(24,898)	(5.89)%	1,153,926	(19,917)	(6.65)%
Total net interest income		$12,787			$8,371

(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $1.2 million and $908,000 recognized on our floating-rate CRE whole loans for the three months ended September 30, 2026 and 2025, respectively.
(3)
Includes amortization expense of $955,000 and $677,000 for the three months ended September 30, 2026 and 2025, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $94,000 and $180,000 for the three months ended September 30, 2026 and 2025, respectively.
(5)
Includes net amortization expense of $247,000 and $402,000 for the three months ended September 30, 2026 and 2025, respectively, on 17 and 20 terminated interest rate swap agreements that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

(Back to Index)

(Back to Index)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)	Average Amortized Cost	Interest Income (Expense)	Average Net Yield (Cost of Funds) (1)
Interest-earning assets
CRE whole loans, floating-rate (2)	$2,037,039	$107,874	7.08%	$1,364,348	$83,593	8.19%
CRE mezzanine loans	—	—	—%	15,062	1,428	12.51%
CRE preferred equity loan	9,766	769	10.53%	—	—	—%
Other	63,569	1,802	3.79%	35,120	824	3.14%
Total interest income/average net yield	2,110,374	110,445	7.00%	1,414,530	85,845	8.11%
Interest-bearing liabilities
Collateralized by:
CRE whole loans (3)	1,538,629	(68,072)	(5.92)%	987,674	(51,778)	(7.01)%
General corporate debt:
5.75% Senior Unsecured Notes (4)	125,630	(5,836)	(6.21)%	149,080	(7,001)	(6.28)%
Unsecured junior subordinated debentures	51,548	(3,099)	(7.93)%	51,548	(3,333)	(8.53)%
Hedging (5)	—	(886)	—%	—	(1,192)	—%
Total interest expense/average cost of funds	1,715,807	(77,893)	(6.00)%	1,188,302	(63,304)	(6.98)%
Total net interest income		$32,552			$22,541
(1)
Average net yield includes net amortization/accretion and fee income and is computed based on average amortized cost.
(2)
Includes fee income of $3.6 million and $2.6 million recognized on our floating-rate CRE whole loans for the nine months ended September 30, 2026 and 2025, respectively.
(3)
Includes amortization expense of $3.8 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively, on our interest-bearing liabilities collateralized by CRE whole loans.
(4)
Includes amortization expense of $469,000 and $533,000 for the nine months ended September 30, 2026 and 2025, respectively.
(5)
Includes net amortization expense of $886,000 and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively, on 17 and 20 terminated interest rate swap agreements, respectively, that were in net loss positions at the time of termination. The remaining net losses, reported in accumulated other comprehensive loss on the consolidated balance sheets, will be accreted over the remaining life of the debt.

Real Estate Income and Other Revenue

The following table sets forth information relating to our real estate income and other revenue for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income - Hospitality	$9,579	$8,179	$1,400	17%
Real estate income - Rental	1,673	4,453	(2,780)	(62)%
Fee and other income	152	—	152	100%
Other revenue	31	34	(3)	(9)%
Total	$11,435	$12,666	$(1,231)	(10)%

	For the Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Real estate income and other revenue:
Real estate income - Hospitality	$25,296	$23,822	$1,474	6%
Real estate income - Rental	4,933	13,449	(8,516)	(63)%
Fee and other income	152	—	152	100%
Other revenue	93	100	(7)	(7)%
Total	$30,474	$37,371	$(6,897)	(18)%

Aggregate real estate income and other revenue decreased by $1.2 million and $6.9 million for the comparative three and nine months ended September 30, 2026 and 2025

Real estate income - hospitality and rental: The decrease in aggregate real estate income in the comparative three and nine months of $1.4 million and $7.0 million was attributed to: (i) a decrease in revenue related to a student housing property that was sold in September 2025 and (ii) a decrease in revenue at an office property that was sold in December 2025, partially offset by an increase in revenues at our hospitality properties that had increased occupancy and rates in the comparative period.

(Back to Index)

(Back to Index)

Fee and other income: The Merger and Internalization added management, servicing and related activities that were not included in our historical results prior to August 6, 2026. Beginning at the Closing, our results include fee income generated by the acquired ACC platform, including fees from third-party management and servicing arrangements, the management of ACRES Mortgage Fund, Ltd. ("AMF") and other accounts, and related insurance and strategic platform activities, to the extent such fees are earned from third parties and are not eliminated in consolidation.

For the period from August 6, 2026 through September 30, 2026, we recognized $2.0 million of fee and other income attributable to the acquired management, servicing and related activities, of which $1.8 million of such fees are related to AMF and are eliminated in consolidation to a net fee and other income of $152,000.

A portion of the fee income generated by the acquired platform is recurring in nature, including management fees and servicing fees, while other fee income may be transactional or performance-based and may vary based on assets under management, loan origination and repayment activity, capital raising, investment realizations, and market conditions. We expect fee income from these activities to be influenced by our ability to retain and grow third-party assets under management, maintain servicing relationships, and execute on our strategic initiatives following the Internalization. Because management, servicing and related activities was added as part of the Merger and Internalization and was included only from August 6, 2026, results for the three and nine months ended September 30, 2026 are not necessarily indicative of future results.

Operating Expenses

The following tables set forth information relating to our operating expenses for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Operating expenses:
General and administrative	$4,189	$2,490	$1,699	68%
Compensation and benefits	2,436	—	2,436	100%
Real estate expenses - Hospitality	14,590	7,960	6,630	83%
Real estate expenses - Rental	4,143	7,495	(3,352)	(45)%
Management fees - related party	613	1,581	(968)	(61)%
Equity compensation	115	374	(259)	(69)%
Corporate depreciation and amortization	—	19	(19)	(100)%
Merger and internalization costs	38,282	—	38,282	100%
Corporate interest expense	5,236	—	5,236	100%
Provision for (reversal of) credit losses, net	8,295	(3,960)	12,255	309%
Total	$77,899	$15,959	$61,940	388%

(Back to Index)

(Back to Index)

	For the Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Operating expenses:
General and administrative	$9,984	$8,385	$1,599	19%
Compensation and benefits	2,436	—	2,436	100%
Real estate expenses - Hospitality	30,709	24,793	5,916	24%
Real estate expenses - Rental	8,257	17,353	(9,096)	(52)%
Management fees - related party	3,738	4,813	(1,075)	(22)%
Equity compensation	5,548	1,774	3,774	213%
Corporate depreciation and amortization	—	57	(57)	(100)%
Merger and internalization costs	43,393	—	43,393	100%
Corporate interest expense	5,236	—	5,236	100%
Provision for (reversal of) credit losses, net	9,011	(6,457)	15,468	240%
Total	$118,312	$50,718	$67,594	133%

Aggregate operating expenses increased by $61.9 million for the comparative three months ended September 30, 2026 and 2025 and increased by $67.6 million for the comparative nine months ended September 30, 2026 and 2025. We attribute the changes to the following:

General and administrative. General and administrative expenses increased by $1.7 million and $1.6 million for the comparative three and nine months ended September 30, 2026 and 2025. The following table summarizes the information relating to our general and administrative expenses for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
General and administrative
Professional services	$2,057	$1,288	$769	60%
Wages and benefits	172	325	(153)	(47)%
D&O insurance	247	250	(3)	(1)%
Operating expenses	838	234	604	258%
Servicing expense	414	—	414	100%
Dues and subscriptions	211	174	37	21%
Director fees	215	204	11	5%
Tax penalties, interest & franchise tax	8	6	2	33%
Travel	27	9	18	200%
Total	$4,189	$2,490	$1,699	68%

	For the Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
General and administrative
Professional services	$4,894	$4,396	$498	11%
Wages and benefits	814	1,024	(210)	(21)%
D&O insurance	733	736	(3)	(0)%
Operating expenses	1,655	865	790	91%
Servicing expense	414	—	414	100%
Dues and subscriptions	605	567	38	7%
Director fees	623	611	12	2%
Tax penalties, interest & franchise tax	140	118	22	19%
Travel	106	68	38	56%
Total	$9,984	$8,385	$1,599	19%

(Back to Index)

(Back to Index)

The increase in general and administrative expense for the comparative three and nine months ended September 30, 2026 and 2025 was primarily attributable to additions from the Merger and Internalization. Office rent, IT expenses, insurance expenses and other operating expenses and professional service expenses that used to be included in allocated expenses from the Manager are now fully expensed post Merger and Internalization. Additionally, servicing expenses are now included in our general and administrative expenses when they were not included as an expense category prior to the Merger and Internalization.

Compensation and benefits. The increase of $2.4 million for both the comparative three and nine months ended September 30, 2026 and 2025, respectively, was due to the completion of the Merger and Internalization which resulted in us now accounting for payroll. In prior periods, compensation and costs related to the Company were reimbursed to the Manager pursuant to the Management Agreement and were included in wages and benefits in the general and administrative expense line item.

Real estate expenses - hospitality and rental. The increase of $3.3 million for the three months ended September 30, 2026 was primarily related to a catch-up adjustment of depreciation and amortization at two properties that were reclassified as held for investment in the third quarter and partially offset by a decrease in expenses related to a student housing property that was sold in September 2025. The decrease in aggregate of $3.2 million for the nine months ended September 30, 2026 was primarily related to (i) a decrease in expenses related to a student housing property that was sold in September 2025, (ii) a decrease in expenses at an office property that was sold in December 2025, and (iii) a decrease in expenses at a student housing property related to a decrease in marketing and other operating expenses in the comparative periods. This was partially offset by a pickup in depreciation and amortization at two properties that were reclassified as held for investment in the third quarter and an increase in overall operating expenses at a hotel property in both three and nine months ended September 30, 2026 and 2025.

Equity compensation. The decrease of $259,000 and increase of $3.8 million for the comparative three and nine months ended September 30, 2026 and 2025 was primarily related to the acceleration of amortization related to the Manager's shares in connection with the Merger, which was completed on August 6, 2026.

Management fees - related party. The decrease of $968,000 and $1.1 million for the comparative three and nine months ended September 30, 2026 and 2025 was primarily related to the termination of the Management Agreement as part of the Merger and Internalization of the Manager on August 6, 2026.

Merger and internalization costs. The increase of $38.3 million and $43.4 million for the comparative three and nine months ended September 30, 2026 and 2025, respectively, was due to the completion of the Merger and Internalization, and includes various professional fees and post-combination share-based compensation expenses pertaining to the transaction. No Merger and Internalization costs occurred prior to the second quarter of 2026.

Corporate interest expense. The increase of $5.2 million for the comparative three and nine months ended September 30, 2026 and 2025 was attributable to the assumption of the senior secured credit facility (the "Corporate Credit Facility") in connection with the Merger and the close of the 8.625% Senior Secured Notes due 2031 during the third quarter of 2026.

Provision for (reversal of) credit losses. The increase of $12.3 million and $15.5 million for the comparative three and nine months ended September 30, 2026 and 2025 was primarily due to a decline in macroeconomic factors both generally and locally as they relate to our CRE loans, including a qualitative adjustment for local macroeconomic factors on one loan, compounded by increased modeled credit risk in our loan portfolio.

(Back to Index)

(Back to Index)

Other Income (Expense)

The following table sets forth information relating to our other income (expense) incurred for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Other income (expense):
Equity in earnings (losses) of unconsolidated subsidiaries	$18	$(827)	$845	102%
Gain on sale of investment in real estate	—	13,141	(13,141)	(100)%
Net realized and unrealized gains on investments in Consolidated Fund	(480)	—	(480)	(100)%
Interest income of Consolidated Fund	20,942	—	20,942	100%
Interest expense of Consolidated Fund	(13,923)	—	(13,923)	(100)%
Expenses of the Consolidated Fund	(601)	—	(601)	(100)%
Other income	(174)	655	(829)	(127)%
Total	$5,782	$12,969	$(7,187)	(55)%

	For the Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Other income (expense):
Equity in earnings (losses) of unconsolidated subsidiaries	$693	$(1,988)	$2,681	135%
Gain on sale of investment in real estate	3,336	13,141	(9,805)	(75)%
Net realized and unrealized gains on investments in Consolidated Fund	(480)	—	(480)	(100)%
Interest income of Consolidated Fund	20,942	—	20,942	100%
Interest expense of Consolidated Fund	(13,923)	—	(13,923)	(100)%
Expenses of the Consolidated Fund	(601)	—	(601)	(100)%
Other income	(69)	1,377	(1,446)	(105)%
Total	$9,898	$12,530	$(2,632)	(21)%

Aggregate other income (expense) decreased $7.2 million and $2.6 million for the comparative three and nine months ended September 30, 2026 and 2025. We attribute the change to the following:

Equity in earnings (losses) of unconsolidated subsidiaries. The increase of $845,000 and $2.7 million for the comparative three and nine months ended September 30, 2026 and 2025, respectively, was primarily related to recognizing income at one unconsolidated entity. The two unconsolidated entities with losses are off-balance sheet and losses are only recognized when contributions are made. In 2025, more losses were recognized until the entity became off-balance sheet.

Gain on sale of investment in real estate. The decrease of $13.1 million and $9.8 million during the comparative three and nine months ended September 30, 2026 and 2025, was primarily attributed to the sale of a property generating a gain of $13.1 million in the third quarter of 2025 which was partially offset in the comparative nine months by a property sale generating a gain of $3.3 million in the first quarter of 2026.

Other income. The decrease of $829,000 during the comparative three months ended September 30, 2026 was primarily related to the loss of income on a related party loan that was settled as part of the Merger consideration. The decrease of $1.4 million during the comparative nine months ended September 30, 2026 was primarily attributed to the one-time settlements of reserves and escrows related to CRE loans that occurred in the second quarter of 2025 and the loss of revenues on the related party loan that was settled as part of the Merger consideration.

Results of operations for the Consolidated Fund. As a result of the Merger and Internalization, ACRES Capital LLC (the "Capital LLC") serves as investment manager of AMF, and we consolidate AMF in our condensed consolidated financial statements as

(Back to Index)

(Back to Index)

the “Consolidated Fund.” The Consolidated Fund’s results are included in our consolidated revenues, expenses, assets, liabilities and cash flows beginning August 6, 2026.

The consolidation of the Consolidated Fund significantly increases the reported amounts of consolidated assets, liabilities, revenues, expenses and cash flows; however, the economic ownership interests of third-party investors in the Consolidated Fund are reflected as non-controlling interests. Accordingly, the Consolidated Fund’s gross revenues, expenses and cash flows should not be viewed as having the same economic effect on our common stockholders as revenues, expenses and cash flows generated by wholly-owned operations. For the period from August 6, 2026 through September 30, 2026, the Consolidated Fund contributed $601,000 of expenses, $480,000 of net realized and unrealized losses, $20.9 million of interest income and $13.9 million of interest expense.

The Consolidated Fund finances the acquisition of its investments through secured borrowings, and as of September 30, 2026, the Consolidated Fund was in compliance with all covenants under such borrowings. Changes in the Consolidated Fund’s investment activity, financing costs, leverage and third-party ownership interests may affect our consolidated results and cash flows in future periods, although substantially all of the third-party investors’ economics will continue to be reflected through non-controlling interests.

Financial Condition

Summary

Our total assets were $4.6 billion (which includes $2.0 billion from the acquired Consolidated Fund as described below) and $2.2 billion at September 30, 2026 and December 31, 2025, respectively.

Investment Portfolio

The tables below summarize the amortized cost and net carrying amount of our investment portfolio, classified by asset type, at September 30, 2026 and December 31, 2025 as follows (dollars in thousands, except amounts in footnotes):

At September 30, 2026	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$2,129,218	$2,100,057	93.91%	7.11%
CRE preferred equity investment	10,194	9,946	0.44%	10.00%
	2,139,412	2,110,003	94.35%
Other investments:
Investments in unconsolidated entities	30,271	30,271	1.35%	N/A(4)
Investments in real estate(2)	75,302	75,302	3.37%	N/A(4)
Properties held for sale	20,900	20,900	0.93%	N/A(4)
	126,473	126,473	5.65%

Total investment portfolio	$2,265,885	$2,236,476	100.00%

At December 31, 2025	Amortized Cost	Net Carrying Amount (1)	Percent of Portfolio	Weighted Average Coupon
Loans held for investment:
CRE whole loans	$1,820,942	$1,800,784	91.74%	7.32%
CRE preferred equity investment	9,425	9,185	0.47%	10.00%
	1,830,367	1,809,969	92.21%
Other investments:
Investments in unconsolidated entities	29,237	29,237	1.49%	N/A(4)
Investments in real estate(2)	56,277	56,277	2.86%	N/A(4)
Properties held for sale(3)	67,509	67,509	3.44%	N/A(4)
	153,023	153,023	7.79%

Total investment portfolio	$1,983,390	$1,962,992	100.00%

(Back to Index)

(Back to Index)

(1)
Net carrying amount includes an allowance for credit losses of $29.4 million and $20.4 million at September 30, 2026 and December 31, 2025, respectively.
(2)
Includes real estate related right of use assets of $24.1 million and $19.0 million, intangible assets of $7.6 million and $6.2 million, and lease liabilities of $49.2 million and $45.3 million at September 30, 2026 and December 31, 2025, respectively.
(3)
Includes properties held for sale-related liabilities of $3.1 million and real estate related right of use assets of $5.4 million at December 31, 2025. Additionally, includes intangible assets of $2.7 million and mortgage payable of $20.2 million at December 31, 2025.
(4)
There are no stated rates associated with these investments.

CRE loans. During the nine months ended September 30, 2026, we originated ten new CRE floating-rate whole loans, purchased one new CRE floating-rate whole loan and purchased a participation in an existing CRE floating-rate whole loan, with total commitments of $530.9 million of floating-rate CRE whole loan commitments, and funded $42.1 million of loan commitments. These increases were offset by $239.1 million in proceeds from loan payoffs and sales and unfunded loan commitments of $25.2 million, producing a net increase of $308.7 million in the par balance of the portfolio.

The following is a summary of our loans (dollars in thousands, except amounts in footnotes):

Description	Quantity	Principal	Unamortized (Discount) Premium, net (1)	Amortized Cost	Allowance for Credit Losses	Carrying Value	Contractual Interest Rates (2)	Maturity Dates (3)(4)
At September 30, 2026:
Whole loans (5)(6)(7)	56	$2,137,041	$(7,823)	$2,129,218	$(29,161)	$2,100,057	1M Term SOFR to 1M Term SOFR + 7.00%	October 2026 to May 2030
Preferred equity investment (see Note 4) (8)		10,257	(63)	10,194	(248)	9,946	10.00%	October 2028
Total		$2,147,298	$(7,886)	$2,139,412	$(29,409)	$2,110,003

At December 31, 2025:
Whole loans (5)(6)(7)	53	$1,828,299	$(7,357)	$1,820,942	$(20,158)	$1,800,784	1M Term SOFR + 2.50% to 1M Term SOFR + 7.00%	January 2026 to May 2030
Preferred equity investment (see Note 4) (8)		9,511	(86)	9,425	(240)	9,185	10.00%	October 2028
Total		$1,837,810	$(7,443)	$1,830,367	$(20,398)	$1,809,969

(1)
Amounts include unamortized loan origination fees of $7.6 million and $6.6 million and deferred amendment fees of $275,000 and $852,000 at September 30, 2026 and December 31, 2025, respectively.
(2)
References to ("1M Term SOFR") are one-month Term SOFR. The weighted-average one-month benchmark rates were 3.77% and 3.83% at September 30, 2026 and December 31, 2025, respectively. Additionally, the weighted-average benchmark rate floors were 2.33% and 1.78% at September 30, 2026 and December 31, 2025, respectively.
(3)
Maturity dates exclude contractual extension options, subject to the satisfaction of certain terms that may be available to the borrowers.
(4)
Maturity dates exclude two whole loans, with amortized costs of $43.9 million and $37.9 million, in maturity default at September 30, 2026 and December 31, 2025, respectively.
(5)
Substantially all loans are pledged as collateral under various borrowings at September 30, 2026 and December 31, 2025.
(6)
CRE whole loans had $78.2 million and $88.6 million in unfunded loan commitments at September 30, 2026 and December 31, 2025, respectively. These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreement, and any necessary approvals have been obtained.
(7)
Includes five mezzanine loans, with total amortized costs of $22.8 million, with four having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at September 30, 2026. Includes four mezzanine loans, with total amortized costs of $17.8 million, with three having fixed interest rates of 15.0% and one having a fixed interest rate of 20.0% at December 31, 2025. Because we are also the first mortgage lender on these loans, we consider the first mortgage and mezzanine loans together as one whole loan.
(8)
We had one preferred equity investment associated with a CRE whole loan at September 30, 2026 and December 31, 2025, respectively. Our preferred equity investment has a fixed interest rate of 10%, of which 4.0% interest is deferred until maturity.

At September 30, 2026, 18.2%, 16.2% and 15.0% of our CRE loan portfolio based on carrying value was concentrated in the Southeast, Southwest and Northeast regions, respectively, as defined by the NCREIF. At December 31, 2025, 24.2%, 20.6% and 14.0% of our CRE loan portfolio based on carrying value was concentrated in the Southwest, Southeast, and Pacific regions, respectively. At September 30, 2026 and December 31, 2025, no single loan or investment group represented more than 10% of our total assets and one investment group generated 11% and 14% of our revenue, respectively.

(Back to Index)

(Back to Index)

Investments in unconsolidated entities.

The following table summarizes our investments in unconsolidated entities at September 30, 2026 and December 31, 2025 and equity in earnings (losses) of unconsolidated entities for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands, except in the footnotes):

				Earnings (Losses) of Unconsolidated Entities
	Ownership %			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	at September 30, 2026	September 30, 2026	December 31, 2025	2026	2025	2026	2025
Unsecured Junior Subordinated Debentures(1)	3%	$1,548	$1,548	$—	$—	$—	$—
65 E. Wacker Joint Venture, LLC	90%	28,723	27,689	18	(294)	1,034	(1,035)
7720 McCallum JV, LLC	50%	—	—	—	(187)	(129)	(339)
Pacmulti Affiliates JV, LLC	50%	—	—	—	(346)	(212)	(614)
Total		$30,271	$29,237	$18	$(827)	$693	$(1,988)

(1)
During the three and nine months ended September 30, 2026 and 2025, dividends from the investments in RCT I's and RCT II's common shares in the amounts of $31,000 and $34,000 and $93,000 and $100,000, respectively, are recorded in other revenue on our consolidated statements of operations.

We record our investments in RCT I’s and RCT II’s common shares as investments in unconsolidated entities using the cost method. We record our investment in the Wacker JV, the McCallum JV and the Pacmulti JV as equity method investments.

(Back to Index)

(Back to Index)

Investments in real estate and properties held for sale. At September 30, 2026, we held investments in five real estate properties, four of which are included in investments in real estate and one of which is included in properties held for sale on the consolidated balance sheets. We reclassified two properties in the third quarter to real estate held for investment. We sold a property in March 2026 for $20.0 million, generating a gain on sale of $3.3 million, net of selling costs.

The following table summarizes the book value of our investments in real estate and related intangible assets at September 30, 2026 and December 31, 2025 (in thousands, except amounts in the footnotes):

	September 30, 2026			December 31, 2025
	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value	Cost Basis	Accumulated Depreciation & Amortization	Carrying Value
Assets acquired:
Investments in real estate, equity:
Investments in real estate (1)	$86,735	$(12,625)	$74,110	$74,468	$(7,797)	$66,671
Right of use assets (2)(3)	19,664	(1,228)	18,436	19,665	(1,024)	18,641
Intangible assets (4)	9,748	(4,181)	5,567	9,469	(3,342)	6,127
Subtotal	116,147	(18,034)	98,113	103,602	(12,163)	91,439

Investments in real estate from lending activities:
Investments in real estate (1)	47,761	(8,023)	39,738	10,025	(281)	9,744
Right of use assets (2)(3)	5,914	(280)	5,634	399	(63)	336
Intangible assets (4)	3,700	(1,660)	2,040	364	(270)	94
Subtotal	57,375	(9,963)	47,412	10,788	(614)	10,174

Properties held for sale (5)	20,900	—	20,900	90,825	—	90,825
Total	$194,422	$(27,997)	$166,425	$205,215	$(12,777)	$192,438

Liabilities assumed:
Investments in real estate, equity:
Mortgage payables	$20,306	$726	$21,032	$19,565	$620	$20,185
Lease liabilities (3)(6)	45,520	—	45,520	44,958	—	44,958
Subtotal	65,826	726	66,552	64,523	620	65,143

Investments in real estate from lending activities:
Other liabilities	41	(41)	—	41	(41)	—
Lease liabilities (3)(6)	3,671	—	3,671	378	—	378
Subtotal	3,712	(41)	3,671	419	(41)	378

Liabilities held for sale (7)	—	—	—	3,131	—	3,131
Total	$69,538	$685	$70,223	$68,073	$579	$68,652

Total net investments in real estate and properties held for sale (8)	$124,884		$96,202	$137,142		$123,786

(1)
Investments in real estate include $7.0 million and $15.2 million of land, which is not depreciable, at each of September 30, 2026 and December 31, 2025. Also includes $382,000 and $3.7 million of construction in progress, which is also not depreciable until placed in service, at September 30, 2026 and December 31, 2025, respectively.
(2)
Primarily comprised of an $18.3 million and $18.4 million right of use asset, at September 30, 2026 and December 31, 2025, respectively, associated with the ground lease disclosed in footnote (6) below accounted for as an operating lease. Amortization is booked to real estate expenses on the consolidated statements of operations. Additionally, we have an operating lease with a value of $289,000 and $322,000 at September 30, 2026 and December 31, 2025, respectively, associated with a parking lease.
(3)
Refer to Note 9 in the Notes to the Consolidated Financial Statements for additional information on our remaining operating leases.

(Back to Index)

(Back to Index)

(4)
Primarily comprised of a franchise intangible of $5.1 million and $3.5 million, a management contract intangible of $2.4 million and $2.6 million, in-place lease intangible of $4,000 and $7,000 and a customer list intangible of $8,000 and $87,000, at September 30, 2026 and December 31, 2025, respectively.
(5)
At September 30, 2026 properties held for sale included an office property acquired via deed-in-lieu of foreclosure in June 2023 and at December 31, 2025, properties held for sale additionally included a hotel acquired via deed-in-lieu of foreclosure in November 2020 and a student housing property acquired in April 2022.
(6)
Primarily comprised of a $45.3 million and $44.7 million ground lease at September 30, 2026 and December 31, 2025, respectively. The ground lease has a remaining term of 90 years. Lease expense was $2.2 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively, and $731,000 and $710,000 for the three months ended September 30, 2026 and 2025, respectively.
(7)
Comprised of an operating lease liability.
(8)
Excludes items of working capital, either acquired or assumed.

Assets of Consolidated Fund.

The following table summarizes the investments held in the Consolidated Fund as of September 30, 2026. (dollars in thousands):

Asset Type	Asset Location	Fair Value	Percentage of Total Investments
First mortgage loans
Various	Various	$1,534,420	80.0%
Equity Investments
Various	Various	383,691	20.0%
Total investments, at fair value		$1,918,111	100.0%

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

The following table shows the activity in the allowance for credit losses for the nine months ended September 30, 2026 and year ended December 31, 2025 (in thousands):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Allowance for credit losses at beginning of period	$20,398	$32,847
Provision for (reversal of) credit losses	9,011	(7,749)
Charge-offs	—	(4,700)
Allowance for credit losses at end of period	$29,409	$20,398

During the three and nine months ended September 30, 2026, we recorded a provision for expected credit losses of $8.3 million and $9.0 million, respectively, primarily attributable to a decline in macroeconomic factors both generally and locally as they relate to our CRE loans, compounded by increased modeled credit risk in the our loan portfolio.

At both September 30, 2026 and December 31, 2025, we were not required to individually evaluate any CRE loans for credit loss.

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

Credit risk profiles of CRE loans at amortized cost were as follows (in thousands, except amounts in the footnotes):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Total (1)
At September 30, 2026:
Whole loans	$—	$1,225,804	$514,422	$383,378	$5,614	$2,129,218
Preferred equity investment	—	10,194	—	—	—	10,194
Total	$—	$1,235,998	$514,422	$383,378	$5,614	$2,139,412

At December 31, 2025:
Whole loans	$28,137	$938,416	$470,871	$377,904	$5,614	$1,820,942
Preferred equity investment	—	9,425	—	—	—	9,425
Total	$28,137	$947,841	$470,871	$377,904	$5,614	$1,830,367

(1)
The total amortized cost of CRE loans excluded accrued interest receivable of $37.0 million and $27.2 million at September 30, 2026 and December 31, 2025, respectively.

(Back to Index)

(Back to Index)

Credit risk profiles of CRE loans by origination year at amortized cost were as follows (in thousands, except amounts in footnotes):

	2026(1)	2025 (2)	2024 (3)	2023	2022	Prior	Total (4)
At September 30, 2026:
Whole loans: (5)
Rating 1	$—	$—	$—	$—	$—	$—	$—
Rating 2	449,061	638,324	—	29,506	—	108,913	1,225,804
Rating 3	16,605	—	30,802	—	215,385	251,630	514,422
Rating 4	32,928	141,516	88,266	15,996	59,471	45,201	383,378
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	498,594	779,840	119,068	45,502	274,856	411,358	2,129,218
Preferred equity investment (rating 2)	—	10,194	—	—	—	—	10,194
Total loans	$498,594	$790,034	$119,068	$45,502	$274,856	$411,358	$2,139,412
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—

	2025 (2)	2024 (3)	2023	2022	2021	Prior	Total (4)
At December 31, 2025:
Whole loans: (5)
Rating 1	$—	$—	$—	$—	$28,137	$—	$28,137
Rating 2	649,712	22,249	49,376	—	203,263	13,816	938,416
Rating 3	10,283	—	—	235,271	214,356	10,961	470,871
Rating 4	137,906	87,370	15,991	91,675	—	44,962	377,904
Rating 5	—	—	—	—	—	5,614	5,614
Total whole loans	797,901	109,619	65,367	326,946	445,756	75,353	1,820,942
Preferred equity investment (rating 2)	9,425	—	—	—	—	—	9,425
Total loans	$807,326	$109,619	$65,367	$326,946	$445,756	$75,353	$1,830,367
Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$(4,700)	$(4,700)

(1)
Includes one novated CRE whole loan that resulted from loan workouts.
(2)
Includes two novated CRE whole loans that resulted from loan workouts.
(3)
Includes two novated CRE whole loans that resulted from loan workouts.
(4)
The total amortized cost of CRE loans excluded accrued interest receivable of $37.0 million and $27.2 million at September 30, 2026 and December 31, 2025, respectively.
(5)
Acquired CRE whole loans are grouped within each loan’s year of origination.

(Back to Index)

(Back to Index)

Loan Portfolio Aging Analysis

The following table presents the CRE loan portfolio aging analysis as of the dates indicated for CRE loans at amortized cost (in thousands, except amounts in footnotes):

	30-59 Days	60-89 Days	Greater than 90 Days (1)	Total Past Due	Current (2)	Total Loans Receivable (3)	Total Loans > 90 Days and Accruing
At September 30, 2026:
Whole loans	$—	$29,833	$65,084	$94,917	$2,034,301	$2,129,218	$38,250
Preferred equity investment	—	—	—	—	10,194	10,194	—
Total	$—	$29,833	$65,084	$94,917	$2,044,495	$2,139,412	$38,250

At December 31, 2025:
Whole loans	$—	$—	$26,834	$26,834	$1,794,108	$1,820,942	$—
Preferred equity investment	—	—	—	—	9,425	9,425	—
Total	$—	$—	$26,834	$26,834	$1,803,533	$1,830,367	$—

(1)
During the three and nine months ended September 30, 2026, we recognized interest income of $1.0 million and $3.1 million, respectively, on one CRE loan with a principal payment past due greater than 90 days at September 30, 2026.
(2)
Includes one CRE loan with an amortized cost of $32.3 million in maturity default at December 31, 2025.
(3)
The total amortized cost of CRE whole loans excluded accrued interest receivable of $37.0 million and $27.2 million at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, we had four and three CRE whole loans, with total amortized costs of $94.9 million and $59.1 million, respectively, in payment default.

During the three and nine months ended September 30, 2026 and 2025, we did not recognize interest income on CRE whole loans that were placed on nonaccrual status.

Loan Modifications

We are required to disclose modifications where we determined the borrower is experiencing financial difficulty and modified the agreement to: (i) forgive principal, (ii) reduce the interest rate, (iii) cause an other-than-insignificant payment delay, (iv) extend the loan term, or (v) any combination thereof.

During the nine months ended September 30, 2026 and 2025, we did not enter into any loan modifications for borrowers that were experiencing financial difficulty.

Restricted Cash

At September 30, 2026, we had restricted cash of $2.1 million held in required account balance minimums in our various escrow and deposit accounts and our consolidated CRE debt securitization that has an expense reserve and reinvestment cash that is collateral to the senior notes, and the Consolidated Fund had $8.4 million. At December 31, 2025, we had restricted cash of $2.2 million held in required account balance minimums in our various escrow and deposit accounts.

(Back to Index)

(Back to Index)

Accrued Interest Receivable

The following table summarizes our accrued interest receivable at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025	Net Change
Accrued interest receivable from loans	$36,966	$27,232	$9,734
Accrued interest receivable from promissory note, escrow, sweep and reserve accounts	40	27	13
Total	$37,006	$27,259	$9,747

The increase of $9.7 million in accrued interest receivable was primarily attributable to accrued deferred interest on modified loans offset by loan payoffs.

Other Assets

The following table summarizes our other assets at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025	Net Change
Tax receivables and prepaid taxes	$815	$376	$439
Other receivables	4,110	2,987	1,123
Prepaid expenses	4,291	1,890	2,401
Fixed assets - non real estate	716	325	391
Other assets, miscellaneous	1,140	982	158
Total	$11,072	$6,560	$4,512

The increase of $4.5 million in other assets was primarily attributable to increases in prepaid expenses and other receivables related to prepaid insurance and other receivables acquired in the Merger.

Goodwill

We accounted for the Merger and Internalization as a business combination using the acquisition method of accounting. Accordingly, the identifiable assets acquired and liabilities assumed of ACC were recognized at their estimated acquisition-date fair values, with the excess of consideration transferred over the estimated fair value of identifiable net assets acquired recognized as goodwill. Based on our preliminary purchase price allocation, we recognized preliminary goodwill of $175.1 million in connection with the Internalization and Merger.

Goodwill represents the future economic benefits arising from assets acquired that could not be individually identified and separately recognized, including expected synergies and other benefits from the Internalization, and goodwill is not amortized. The purchase price allocation is preliminary and may change as additional information becomes available, including information related to the valuation of acquired assets, assumed liabilities, intangible assets, non-controlling interests and related tax effects. Any adjustments to the preliminary purchase price allocation could affect the amount of goodwill, intangible assets, amortization expense, deferred tax amounts, segment reporting and future impairment analyses.

As of September 30, 2026, we had allocated preliminary goodwill of $78.3 million to our CRE Lending segment and $96.8 million to our Investment Management segment. This allocation may change as the purchase price allocation is finalized. We will continue to evaluate the preliminary purchase accounting during the measurement period and will record adjustments, if any, in the period in which the amounts are determined.

(Back to Index)

(Back to Index)

Deferred Tax Assets

At both September 30, 2026 and December 31, 2025, our net deferred tax asset was zero, resulting from a full valuation allowance of $21.8 million and $20.3 million, respectively, on our gross deferred tax assets as we believed it was more likely than not that the deferred tax assets would not be realized. We will continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies.

Derivative Instruments

Historically, we sought to mitigate the potential impact on net income (loss) of adverse fluctuations in interest rates incurred on our borrowings by entering into hedging agreements. We classified our interest rate hedges as cash flow hedges, which are hedges that eliminate the risk of changes in the cash flows of a financial asset or liability.

We terminated all of our interest rate swap positions associated with our prior financed CMBS portfolio in April 2020. At termination, we realized a loss of $11.8 million. At September 30, 2026 and December 31, 2025, we had losses of $717,000 and $1.6 million, respectively, recorded in accumulated other comprehensive loss, which will be amortized into earnings over the remaining life of the debt. During the three months ended September 30, 2026 and 2025, we recorded amortization expense of $248,000 and $425,000, respectively, reported in interest expense on the consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, we recorded amortization expense of $886,000 and $1.3 million, respectively, reported in interest expense on the consolidated statements of operations.

For each of the three and nine months ended September 30, 2025 we recorded accretion income, reported in interest expense on the consolidated statements of operations, of $23,000 and $68,000, respectively, to accrete the accumulated other comprehensive income on the terminated swap agreements. At December 31, 2025, we fully accreted the unrealized balance from the gain attributable to two terminated interest rate swaps, and therefore no accretion income was recorded for the three and nine months ended September 30, 2026.

The following table presents the effect of derivative instruments on our consolidated statements of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

		Realized and Unrealized Gain (Loss) (1)
	Consolidated Statements of Operations Location	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest rate swap contracts, hedging	Interest expense	$(886)	$(1,191)

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

(Back to Index)

(Back to Index)

Financing Arrangements

Borrowings under our financing arrangements are guaranteed by us or one or more of our subsidiaries. The following table sets forth certain information with respect to our borrowings (dollars in thousands, except amounts in footnotes):

	September 30, 2026				December 31, 2025
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CRE - Term Reinvestment Financing Facility
JPMorgan Chase Bank, N.A. (1)	$582,758	$881,929	28	5.58%	$728,167	$1,009,622	34	5.50%

Senior Secured Financing Facility
Massachusetts Mutual Life Insurance Company (2)	—	—	—	—%	61,645	166,526	5	7.53%

CRE - Term Warehouse Financing Facilities
JPMorgan Chase Bank, N.A. (3)	—	—	—	—%	116,488	149,000	3	5.50%
Morgan Stanley Mortgage Capital Holdings LLC (4)(5)	68,818	99,100	2	5.67%	417,374	544,937	12	5.55%

Mortgage Payable
HGM CRE LP (6)	21,032	25,265	1	7.38%	—	—	—	—%
ReadyCap Commercial, LLC	—	—	—	—%	20,185	26,964	1	7.57%
Total	$672,608	$1,006,294			$1,343,859	$1,897,049

(1)
Includes $2.3 million and $2.8 million of deferred debt issuance costs at September 30, 2026 and December 31, 2025, respectively.
(2)
Includes $1.5 million of deferred debt issuance costs at December 31, 2025.
(3)
Includes $352,000 of deferred debt issuance costs at December 31, 2025.
(4)
Includes $1.2 million and $546,000 of deferred debt issuance costs at September 30, 2026 and December 31, 2025, respectively, which includes $1.1 million of deferred debt issuance costs at September 30, 2026 from another term warehouse financing facility with no balance.
(5)
Collateral is also composed of seven future funding participations that are components of assets held by ACRES Commercial Realty 2026-FL4 Issuer, LLC ("ACR 2026-FL4") at September 30, 2026.
(6)
Includes $699,000 of deferred debt issuance costs at September 30, 2026.

We were in compliance with all covenants in the respective agreements at September 30, 2026 and December 31, 2025.

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

In connection with the JPMorgan Chase 2025 Facility, we provided "bad act" guaranties pursuant to a Guarantee Agreement, dated March 14, 2025 between us and JPMorgan Chase (the "2025 JPMorgan Chase Guarantee") where we are liable for 100% of the repurchase price of the purchased assets and JPMorgan Chase’s losses, costs and expenses only upon the occurrence of certain customary bad acts. The JPMorgan Chase 2025 Guarantee includes certain financial covenants required of us, including required liquidity, required capital, ratios of total indebtedness to equity and EBITDA requirements. The JPMorgan Chase 2025 Facility also includes minimum interest coverage requirements and maximum look through LTV requirements. Also, ACRES Realty Funding, Inc. ("ACRES RF"), the direct owner of the wholly-owned subsidiary borrower, executed a pledge agreement with JPMorgan Chase pursuant to which it pledged and granted to JPMorgan Chase a continuing security interest in any and all of its right, title and interest in and to the wholly-owned subsidiary, including all distributions, proceeds, payments, income and profits from its interests in the wholly-owned subsidiary. In November 2026, we entered into Amendment No. 1 to 2025 JPMorgan Chase Guarantee, by and between us and JPMorgan Chase, which makes certain amendments and modifications to the 2025 JPMorgan Chase Guarantee to amend certain financial covenants.

(Back to Index)

(Back to Index)

The JPMorgan Chase 2025 Facility specifies events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of the ACRES SPE 2025-1, LLC, ("Seller SPE") or of us; breaches of covenants and/or certain representations and warranties; and a judgment in an amount greater than $250,000 against the Seller SPE or ACRES RF or $10.0 million against us. The remedies for such events of default are also customary for this type of financing arrangement and include the acceleration of the principal amount outstanding under the JPMorgan Chase 2025 Facility and the liquidation by JPMorgan Chase of purchased assets then subject to the JPMorgan Chase 2025 Facility. In October 2025, the JPMorgan Chase 2025 Facility was amended to allow ACRES Mortgage Fund Levered II, LLC ("AMF Levered II, LLC"), a wholly-owned subsidiary of ACRES Mortgage Fund, Ltd., to purchase a non-controlling interest in the Seller SPE. At September 30, 2026, AMF Levered II, LLC owned a $116.8 million non-controlling interest, or 43.2%, of the Seller SPE and assumed a proportionate share of risk in the portfolio.

Senior Secured Financing Facility

In July 2020, our indirect, wholly-owned subsidiary ("Holdings"), along with its direct wholly-owned subsidiary (the "Borrower"), entered into a $250.0 million Loan and Servicing Agreement (the "MassMutual Loan Agreement") with Massachusetts Mutual Life Insurance Company ("MassMutual") and the other lenders party thereto (the "Lenders"). The asset-based revolving loan facility (the "MassMutual Facility") provided under the MassMutual Loan Agreement had been used to finance our core CRE lending business.

In December 2022, Holdings, the Borrower and the Lenders entered into an Amended and Restated Loan and Servicing Agreement (the "Amended and Restated Loan and Servicing Agreement"), which amended and restated the MassMutual Loan Agreement, and reflected a senior secured term loan facility, not to exceed $500.0 million, composed of individual loan series issued upon mutual agreement of the Borrower and Lenders. Each loan series was available for three months after the closing date agreed upon by the Borrower and Lenders ("Commitment Period"), subject to the maximum dollar amount agreed upon for that series. The Commitment Period was subject to immediate termination upon the occurrence of an event of default. Each loan series had a final maturity of five years from the issuance date for the loan series unless an additional time was mutually agreed upon by the Lenders and Borrower. The advance rate on portfolio assets was mutually agreed upon by the Lenders and Borrower. Each loan series had its own mutually agreed upon interest rate equal to one-month Term SOFR plus the applicable spread. In August 2026, we paid off the MassMutual Facility and terminated the MassMutual Loan Agreement.

CRE - Term Warehouse Financing Facilities

In October 2018, an indirect, wholly-owned subsidiary of ours entered into a master repurchase agreement (the "JPMorgan Chase Facility") with JPMorgan Chase to finance the origination of CRE loans. As amended, the JPMorgan Chase Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and was set to mature in July 2026. In March 2025, we entered into Amendment No. 6 to Guarantee, by and between us and JPMorgan Chase, which makes certain amendments and modifications to the JPM Guarantee, dated October 26, 2018 between us and JPMorgan Chase, as amended (the "JPM Guarantee") including but not limited to amending (capitalized terms each as defined in the JPM Guarantee) (i) minimum unencumbered Liquidity requirement, (ii) the ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. In August 2025, we entered into Amendment No. 7 to Guarantee, by and between us and JPMorgan Chase, which makes certain amendments and modifications to the JPM Guarantee, dated October 26, 2018 between us and JPMorgan Chase, as amended the JPM Guarantee to amend the terms of the debt service coverage period. In July 2026, we entered into Amendment No. 5 to the JPMorgan Chase Facility, extending its maturity to July 2028. We also have the right to request two one-year extensions. In November 2026, we entered into Amendment No. 8 to the JPM Guarantee, by and between us and JPMorgan Chase, which makes certain amendments and modifications to the JPM Guarantee to amend certain financial covenants.

(Back to Index)

(Back to Index)

In November 2021, an indirect, wholly-owned subsidiary of ours entered into a Master Repurchase and Securities Contract Agreement (the "Morgan Stanley Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Morgan Stanley") to finance the origination of CRE loans. As amended, the Morgan Stanley Facility has a maximum facility amount of $250.0 million, charges interest of one-month Term SOFR plus market spreads and was scheduled to mature in November 2025. We also have the right to request an extension for an additional one-year period. In March 2025, we entered into Amendment No. 4 to Guaranty (the "Morgan Stanley Amendment") by and between us and Morgan Stanley, which makes certain amendments and modifications to the Guaranty between us and Morgan Stanley as amended (the "MS Guaranty"), including but not limited to (capitalized terms each as defined in the MS Guaranty) (i) minimum unencumbered Liquidity requirement, (ii) ratio of Total Indebtedness to Total Equity, (iii) ratio of Adjusted Total Indebtedness to Total Equity, and (iv) EBITDA to Interest Expense ratio. In November 2025, we entered into Amendment No. 3 to the Morgan Stanley Facility extending its maturity to November 2026 and entered into Amendment No. 4 to the Morgan Stanley Facility to increase the facility amount to $400.0 million, as increased from time to time, provided the amount shall be automatically reduced to $250.0 million on the earlier of May 2026 or when we send a request for a reduction in the facility amount. In December 2025, we entered into Amendment No. 5 to the Morgan Stanley Facility to increase the facility amount to $500.0 million. In March 2026, we entered into Amendment No. 6 to the Morgan Stanley Facility to decrease the facility amount to $250.0 million. In November 2026, we entered into Amendment No. 7 to the Morgan Stanley Facility and Amendment No. 5 to the MS Guaranty extending its maturity to November 2027 and to amend certain financial covenants.

Mortgage Payable

In April 2022, Chapel Drive West, LLC, a wholly-owned subsidiary of CS – ACRES FSU Student Venture, LLC (the "FSU Student Venture") entered into a Loan Agreement (the "Mortgage") with ReadyCap Commercial, LLC ("ReadyCap") to finance the acquisition of a student housing complex. The Mortgage was interest only and had a maximum principal balance of $20.4 million, of which, $18.7 million was advanced in the initial funding. The Mortgage charged interest of one-month Term SOFR plus a spread of 3.80%. The Mortgage was paid off in May 2026.

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

In January 2023, Chapel Drive East, LLC, a wholly-owned subsidiary of the FSU Student Venture, entered into a loan agreement (the "Construction Loan Agreement") with Oceanview Life and Annuity Company ("Oceanview") to finance the construction of a student housing complex (the "Construction Loan"). The Construction Loan was interest only and has a maximum principal balance of $48.0 million. The Construction Loan charged one-month Term SOFR plus a spread of 6.00%. In February 2025, the Construction Loan was amended to bifurcate the first one-year extension option into two separate extension options and periods: a seven month extension period ended September 2025 and a five month extension ended February 2026. The Construction Loan had a maturity of September 2025.

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

Securitizations

ACR 2026-FL4

In February 2026, we closed ACR 2026-FL4, a CRE debt securitization transaction that can finance up to $1.0 billion of CRE loans. ACR 2026-FL4 issued a total of $879.5 million of non-recourse, floating-rate notes to third parties at par. Additionally, we retained 100% of the Class F notes, Class G notes and Income notes. ACR 2026-FL4 includes a 180-day ramp up acquisition period that allows it to acquire CRE loans using unused proceeds from the issuance of the non-recourse floating-rate notes, which the Company fully utilized for new loan originations as of March 31, 2026. Additionally, ACR 2026-FL4 includes a reinvestment period, which ends in August 2028, that allows it to acquire CRE loans for reinvestment into the securitization using uninvested principal proceeds.

(Back to Index)

(Back to Index)

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

Corporate Debt

Corporate Credit Facility

On August 6, 2026, immediately before the closing of the Merger, certain indirectly wholly-owned subsidiaries of the Company entered into a First Amendment and Joinder to Loan and Servicing Agreement with the administrative agent and Massachusetts Mutual Life Insurance Company and other lenders, pursuant to which ACRES Holdings, LLC, ACRES Capital, LLC and ACRES Insurance Agency, LLC became borrowers under the Corporate Credit Facility with an aggregate principal amount of $185.0 million. We accounted for the amendment and joinder as a new borrowing, resulting in no gain or loss recognized during the three months ended September 30, 2026.

The Corporate Credit Facility matures on July 25, 2033 and advances under the facility bear interest at a fixed rate of 8.749% per annum. Scheduled principal payments of $46.3 million are required in each of July 2030, July 2031, July 2032 and July 2033.

The obligations under the facility are unconditionally guaranteed, jointly and severally, by certain indirectly wholly-owned subsidiaries of the Company. The facility contains customary affirmative and negative covenants, including minimum asset value, maximum loan-to-value, interest coverage, minimum gross revenue and minimum fund share value requirements, and limitations on additional indebtedness, liens, investments, capital expenditures (including a limitation on capital expenditures of $1.0 million per calendar year) and dispositions, subject to specified exceptions. As of September 30, 2026, we were in compliance with all applicable covenants.

8.625% Senior Secured Notes Due 2031

On August 6, 2026, following the closing of the Merger, we completed a private placement of $200.0 million aggregate principal amount of 8.625% Senior Secured Notes pursuant to a Note Purchase Agreement, by and among us, the purchasers named therein and UMB Bank, N.A., as collateral agent. The 8.625% Senior Secured Notes mature on July 31, 2031 and bear interest at a fixed rate of 8.625% per annum, payable semi-annually. The 8.625% Senior Secured Notes are secured on a first lien basis by a pledge of certain capital stock of our subsidiaries, residual equity interests in certain of our securitization financing vehicles and other CRE assets, and are guaranteed by certain of our subsidiaries.

Prior to July 31, 2028, the 8.625% Senior Secured Notes will be redeemable at 100% of the principal amount plus a "make-whole" premium, plus any accrued and unpaid interest on the principal amount being redeemed, fees, expenses, indemnities and other amounts to, but excluding, the redemption date. On or after July 31, 2028, the 8.625% Senior Secured Notes will be redeemable at the following prepayment prices (expressed as a percentage of the principal amount of the Notes redeemed), plus any accrued and unpaid interest on the principal amount being redeemed, fees, expenses, indemnities and other amounts to, but excluding, the redemption date), if redeemed during the 12-month period beginning on July 31 of the year set forth below:

(Back to Index)

(Back to Index)

Year	Redemption Price
2028	104.3125%
2029	102.15625%
2030	100.000%

We used a portion of the net proceeds from the 8.625% Senior Secured Notes to repay in full our 5.75% Senior Unsecured Notes at their August 2026 maturity, with the remaining net proceeds used for general corporate purposes.

5.75% Senior Unsecured Notes Due 2026

On August 16, 2021, we issued $150.0 million of our 5.75% Senior Unsecured Notes pursuant to our Indenture, dated August 16, 2021 (the "Base Indenture"), between Wells Fargo, now Computershare Trust Company, N.A. ("CTC"), as trustee (the "Trustee"), and us as supplemented by the First Supplemental Indenture, dated August 16, 2021, between Wells Fargo, now CTC, and us (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"). The 5.75% Senior Unsecured Notes were repaid in full at their scheduled maturity in August 2026.

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

There were no unamortized debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II outstanding at September 30, 2026 and December 31, 2025. The interest rates for RCT I and RCT II, at September 30, 2026, were 7.94% and 8.05%, respectively. The interest rates for RCT I and RCT II, at December 31, 2025, were 7.90% and 8.05%, respectively.

Equity

Total equity at September 30, 2026 was $1.2 billion compared to total equity at December 31, 2025 of $550.6 million. The increase in equity during the nine months ended September 30, 2026 was primarily attributable to the net issuance of 6.3 million shares of common stock as Merger consideration, issuance of 2.2 million shares of the Company's 8.625% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, and non-controlling interests acquired as part of the Merger partially offset by net losses in the third quarter of 2026 and net redemptions of non-controlling interests.

Our preferred equity is composed of the following at September 30, 2026:

•
7.0 million shares of 8.625% fixed to floating rate Series C cumulative redeemable preferred stock with a $25.00 per share liquidation preference ("Series C Preferred Stock"). The Series C Preferred Stock has no maturity date and we are not required to redeem them at any time. However, we may redeem them at our election, in whole or in part, on or after July 30, 2024. Effective July 30, 2024, the Series C Preferred Stock converted from its fixed rate of 8.625% to a floating rate equal to three-month Term SOFR plus a spread of 5.927%, but at no time shall the floating rate be less than 8.625%. Dividends are payable quarterly in arrears.
•
4.5 million shares of fixed 7.875% Series D cumulative redeemable preferred stock with a $25.00 per share liquidation preference ("Series D Preferred Stock"). The Series D Preferred Stock has no maturity and we are not required to redeem them at any time. However, we may redeem them at our election, in whole or in part, on or after May 21, 2026. Dividends are payable quarterly in arrears.

(Back to Index)

(Back to Index)

Balance Sheet - Book Value Reconciliation

The following table rolls forward our common stock book value for the three and nine months ended September 30, 2026 (in thousands, except per share data and amounts in footnotes):

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Total Amount	Per Share Amount	Total Amount	Per Share Amount
Common stock book value at beginning of period (1)	$189,327	$26.76	$196,804	$30.01
Net loss allocable to common shares (2)(3)	(56,326)	(4.21)	(69,868)	(5.22)
Change in other comprehensive income on derivatives	247	0.02	886	0.07
Issuance of common shares in consideration for Merger(3)	91,886	(5.77)	91,886	(7.59)
Impact to equity of share-based compensation	115	0.01	5,541	(0.46)
Total net decrease	35,922	(9.95)	28,445	(13.20)
Common stock book value at end of period (1)(4)	$225,249	$16.81	$225,249	$16.81

(1)
Per share calculations exclude unvested restricted stock, as disclosed on our consolidated balance sheets, of 55,559 shares at each of September 30, 2026 and June 30, 2026 and 328,586 shares at December 31, 2025. The denominators for the calculations were 13,396,930, 7,075,542 and 6,558,865 shares at September 30, 2026, June 30, 2026 and December 31, 2025, respectively.
(2)
The per share amounts are calculated with the denominator referenced in footnote (1) at September 30, 2026. We calculated net income (loss) per common share-diluted of $(5.16) and $(8.65) using the weighted average diluted shares outstanding during the three and nine months ended September 30, 2026, respectively.
(3)
In total, the net impact of the Merger was a decrease of $8.62 to book value for the three months ended September 30, 2026, which includes the transactions costs included in net loss allocable to common shares as well as the impact of the issuance of common stock in consideration for the Merger.
(4)
We calculated common stock book value as total stockholders’ equity of $499.5 million less preferred stock equity of $274.3 million at September 30, 2026.

Management Agreement Equity

Prior to the termination of our Management Agreement in connection with the Closing of the Merger and Internalization on August 6, 2026, our monthly base management fee, as defined in our Management Agreement, was equal to 1/12th of the amount of our equity multiplied by 1.50% and was calculated and paid monthly in arrears. Following the Closing, we no longer incur or pay a base management fee or incentive compensation to a third-party manager, as our Manager became our wholly-owned subsidiary and its personnel became our employees.

The following table summarizes the calculation of equity, as defined in the Management Agreement (in thousands):

Amount
At August 6, 2026:
Proceeds from capital stock issuances, net (1)	$1,330,472
Retained earnings, net (2)	(641,971)
Payments for repurchases of capital stock	(279,678)
Total	$408,823

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

Although pursuant to the Management Agreement in place prior to the Closing of the Merger and Internalization we calculated incentive compensation using EAD that excluded incentive compensation payable to our Manager, we included incentive compensation payable to our Manager in calculating EAD for reporting purposes.

The following table provides a reconciliation from GAAP net (loss) income allocable to common shares to EAD allocable to common shares for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	Per Share Data	2025	Per Share Data	2026	Per Share Data	2025	Per Share Data
Net (loss) income allocable to common shares - GAAP	$(56,326)	$(5.16)	$9,782	$1.34	$(69,868)	$(8.65)	$3,191	$0.42
Adjustment for gain on sale of investment in real estate(1)	—	—	(9,477)	(1.30)	(3,336)	(0.41)	(9,477)	(1.25)

Reconciling Items from Continuing Operations:
Non-cash equity compensation expense	115	0.01	374	0.05	5,753	0.71	1,774	0.23
Non-cash provision for (reversal of) CRE loan losses(2)	5,070	0.47	(3,960)	(0.55)	5,766	0.71	(6,457)	(0.85)
Realized net gain on core activities(1),(3)	—	—	9,477	1.30	3,336	0.41	8,777	1.16
Non-cash amortization of discount on borrowings	156	0.01	—	—	156	0.02	—	—
Fair value of ACC stock options attributable to post-combination costs	13,720	1.26	—	—	13,720	1.70	—	—
Real estate depreciation and amortization	8,425	0.77	1,223	0.17	10,821	1.34	3,591	0.48
Earnings (Loss) Available for Distribution allocable to common shares	$(28,840)	$(2.64)	$7,419	$1.01	$(33,652)	$(4.17)	$1,399	$0.19

Weighted average common shares - diluted on Earnings Available for Distribution allocable to common shares	10,923		7,314		8,075		7,558

Earnings (Loss) Available for Distribution per common share - diluted	$(2.64)		$1.01		$(4.17)		$0.19

(1)
Non-core assets are investments and securities owned by us at the initial measurement date in (i) commercial finance, (ii) residential mortgage lending, (iii) legacy CRE loans designated as held for sale and (iv) other non-CRE assets included in assets held for sale.
(2)
Amount presented is net of the amount allocable to the non-controlling interest.
(3)
Realized net gain on core activities represents the gain, adjusted for any amounts allocable to non-controlling interests, recognized by the Company on dispositions of real estate or real estate related assets, including CRE loans.

For the three and nine months ended September 30, 2026, EAD in accordance with the Management Agreement in place prior to the Closing of the Merger and Internalization was a loss of $27.8 million and $32.6 million, respectively, or ($2.64) and ($4.17), respectively, per common share outstanding. There was no incentive compensation payable incurred by us for the three and nine months ended September 30, 2026.

Incentive Compensation Hurdle

Prior to the Closing of the Merger and Internalization, with respect to each fiscal quarter commencing with the quarter ended December 31, 2022, an incentive management fee was calculated and payable in arrears. This incentive management fee arrangement contained in the Management Agreement was terminated as part of the Merger and Internalization on August 6, 2026 and no further fees will be calculated.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and provide for other general business needs. Our ability to meet our on-going liquidity needs is subject to our ability to generate cash from operating activities, which was a net use of $30.9 million for the nine months ended September 30, 2026, and our ability to maintain and/or obtain additional debt financing and equity capital together with the funds referred to below.

At September 30, 2026, our liquidity consisted of $53.3 million of unrestricted cash and cash equivalents and $43.0 million of potential proceeds from unlevered financeable CRE loans.

The Merger and Internalization affected our liquidity and capital resources through the assumption of additional indebtedness, the payment or accrual of transaction-related costs, and the transition from an externally managed to an internally managed operating model. In connection with the Closing, we assumed ACC’s credit facility, with approximately $185.0 million outstanding at Closing.

During the nine months ended September 30, 2026, our principal sources of liquidity were: (i) gross financing proceeds of $879.5 million from the CRE securitization; (ii) net proceeds of $200.0 million from our Senior Secured Notes; (iii) $125.5 million from our CRE warehouse facilities; (iv) $50.4 million proceeds related to the issuance of Series C Preferred Stock; (v) net proceeds of $35.9 million from repayments on our CRE loan portfolio; (vi) proceeds of $29.1 million from a CRE loan sale, (vii) proceeds of $20.0 million from the sale of an investment in real estate; (viii) proceeds of $13.6 million from our senior secured financing facility; and (ix) $1.3 million contribution by our non-controlling interest.

These sources of liquidity were offset by the paydowns on our term warehouse facilities and senior secured financing facility, deployments in CRE loan portfolio and real estate investments, repayment of senior unsecured notes, distributions on our preferred stock and ongoing operating expenses and substantially resulted in the $53.3 million of unrestricted cash we held at September 30, 2026.

The outstanding balance of our loan to ACC was $10.4 million at December 31, 2025. The note accrued interest at 3.00% per annum, payable monthly, and was scheduled to mature in July 2026, subject to two one-year extensions, at ACC’s option, and amortized at a rate of $25,000 per month. In July 2026, the loan was amended to extend the maturity date to August 2026. The loan to ACC was settled as part of the Merger consideration.

At September 30, 2026, $10.5 million of interest receivable is current and the remaining $26.5 million of interest receivable is deferred, which we deem fully collectible.

Cash Flows

For the nine months ended September 30, 2026, our restricted and unrestricted cash and cash equivalents balance decreased from $86.0 million to $55.4 million. The cash movements can be summarized by the following:

Cash flows from operating activities. For the nine months ended September 30, 2026, operating activities decreased our cash balances by $30.9 million, primarily driven by net cash flow impact from the Merger. Cash inflows from operating activities are down as we work with our borrowers to structure loan repayment terms that allow our borrowers to successfully complete their underwritten plans and that allow us to ultimately maximize our investment. Some of these structures have deferred loan components that impact our current cash position. We expect to be repaid these deferred amounts as our borrowers create value in the underlying collateral through the execution and completion of their project plans and exit our loans through sales or refinance transactions.

Cash flows from investing activities. For the nine months ended September 30, 2026, investing activities decreased our cash balances by $279.9 million, primarily driven by deployments in CRE whole loans, funding of existing commitments on CRE whole loans, deployments in our investment in real estate and investments in unconsolidated entities with underlying real estate collateral, partially offset by repayments of CRE loans, proceeds from sales of CRE loans and proceeds from the sales of investments in real estate.

Cash flows from financing activities. For the nine months ended September 30, 2026, financing activities increased our cash balances by $280.3 million, primarily driven by proceeds received on our CRE securitization notes, 8.625% Senior Secured Notes, term warehouse financing facilities, term reinvestment financing facility and senior secured financing facility offset by repayments on our term warehouse financing facilities, term reinvestment financing facility, 5.75% Senior Unsecured Notes, senior secured financing facility and distributions on our preferred stock.

(Back to Index)

(Back to Index)

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
2.
Senior Secured Financing Facility: Our senior secured financing facility allows us to borrow against loans and real estate investments that we own. This facility has an individual floating rate loan series structure that has a three month commitment period after the financing is approved by the lender, subject to the maximum dollar amount agreed upon for the series. Each floating rate loan series will have mutually agreed upon terms including (i) total commitment, including the capacity to fund future funding commitments, where applicable; (ii) advance rate on portfolio assets; (iii) interest rate composed of one-month Term SOFR plus a market rate spread; and (iv) maturity date of five years from the issuance date for the loan series unless an additional time is mutually agreed upon by the parties. The facility has a maximum portfolio LTV of 85% and contains customary events of default, subject to certain materiality thresholds and grace periods, customary for this type of financing arrangement. This facility was repaid in full at the closing of the Internalization.
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

We were in compliance with all of our covenants at September 30, 2026 in accordance with the terms provided in agreements with our lenders.

(Back to Index)

(Back to Index)

At September 30, 2026, we had financing arrangements as summarized below (in thousands, except amounts in footnotes):

	Execution Date	Maturity Date	Maximum Capacity	Facility Principal Outstanding	Availability
CRE - term reinvestment financing facility (1)
JPMorgan Chase Bank, N.A.	March 2025	November 2030	$605,794	$585,089	$20,705
CRE - term warehouse financing facilities (2)
JPMorgan Chase Bank, N.A.	October 2018	July 2028	250,000	-	250,000
Morgan Stanley Mortgage Capital Holdings LLC	November 2021	November 2026	250,000	70,032	179,968
Mortgage payable (3)
HGM CRE, LP	May 2026	June 2029	23,750	21,731	2,019
Total				$676,852

(1)
Excludes deferred debt issuance costs of $2.3 million.
(2)
Excludes deferred debt issuance costs of $1.2 million.
(3)
Excludes deferred debt issuance costs of $699,000.

The following table summarizes the average principal outstanding during the three months ended September 30, 2026 and December 31, 2025 and the principal outstanding on our financing arrangements at September 30, 2026 and December 31, 2025 (in thousands, except amounts in footnotes):

	Three Months Ended September 30, 2026	September 30, 2026	Three Months Ended December 31, 2025	December 31, 2025
	Average Principal Outstanding	Principal Outstanding	Average Principal Outstanding	Principal Outstanding
Financing Arrangement
CRE - term reinvestment financing facility (1)	$588,593	$585,089	$784,225	$731,002
Senior secured financing facility (2)	22,110	-	63,099	63,099
CRE - term warehouse financing facilities (3)	37,197	70,032	361,988	534,760
Total	$647,900	$655,121	$1,209,312	$1,328,861

(1)
Principal outstanding excludes deferred debt issuance costs of $2.3 million and $2.8 million at September 30, 2026 and December 31, 2025, respectively.
(2)
Principal outstanding excludes deferred debt issuance costs of $1.5 million at December 31, 2025.
(3)
Principal outstanding excludes deferred debt issuance costs of $1.2 million and $898,000 at September 30, 2026 and December 31, 2025, respectively.

The following table summarizes the maximum month-end principal outstanding on our financing arrangements during the periods presented (in thousands):

	Maximum Month-End Principal Outstanding During the
	Nine Months Ended September 30, 2026	Year-Ended-December 31, 2025

Financing Arrangement
CRE - term reinvestment financing facility	$711,875	$891,098
Senior secured financing facility	63,099	63,099
CRE - term warehouse financing facilities	534,760	534,760

Historically, we have financed the acquisition of our investments through collateralized loan obligations ("CLO") and securitizations that essentially match the maturity and repricing dates of these financing vehicles with the maturities and repricing dates of our investments. In the past, we have derived substantial operating cash from our equity investments in our CLOs and securitizations, which will cease if the CLOs and securitizations fail to meet certain tests. Through September 30, 2026, we did not experience difficulty in maintaining our CLO and securitization financing and passed all of the critical tests required by these financings. Our securitization had a principal balance of $879.5 million at September 30, 2026.

(Back to Index)

(Back to Index)

The following table sets forth the distributions received by us and coverage test summaries for our active securitization and financing facility for the periods presented (in thousands):

	Cash Distributions	Overcollateralization Cushion(1)		Look Through LTV Cushion (2)	Annualized Interest Coverage Cushion (3)(4)
Name	For the Nine Months Ended September 30, 2026	At September 30, 2026	Initial Measurement Date	At September 30, 2026	At September 30, 2026	Reinvestment Period End
ACR 2026-FL4	$9,487	$20,378	$20,378	n/a	$11,674	August 2028
CRE - term reinvestment financing facility	n/a	n/a	n/a	$58,638	$19,705	n/a

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

Our leverage ratio, defined as the ratio of borrowings to total equity, may vary as a result of the various funding strategies we use. At September 30, 2026 and December 31, 2025, our leverage ratio under GAAP was 2.7 times and 2.8 times, respectively. The leverage ratio decreased during the period primarily due to the net increase in borrowings offset by the net increase to total equity.

Contractual Obligations and Commitments

	Contractual Commitments
	(dollars in thousands, except amounts in footnotes)
	Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
At September 30, 2026:
CRE securitization	$879,499	$—	$—	$—	$879,499
CRE - term reinvestment financing facility (1)	585,089	—	—	585,089	—
CRE - term warehouse financing facilities (2)	70,032	70,032	—	—	—
Mortgage payable (3)	21,731	—	21,731	—	—
Corporate credit facility	185,000	—	—	—	185,000
8.625% Senior secured notes (4)	200,000	—	—	200,000	—
Unsecured junior subordinated debentures (5)	51,548	—	—	—	51,548
Lease liabilities (6)	890,274	2,074	4,730	5,016	878,454
Unfunded commitments on CRE loans (7)	78,233	24,070	37,406	16,757	—
Total	$2,961,406	$96,176	$63,867	$806,862	$1,994,501

(Back to Index)

(Back to Index)

(1)
Excludes $1.4 million of accrued interest payable.
(2)
Excludes $132,000 of accrued interest payable.
(3)
Excludes $134,000 of accrued interest payable.
(4)
Excludes $86.0 million of accrued interest payable through maturity in July 2031.
(5)
Excludes $22.3 million and $22.8 million of estimated interest expense payable through maturity, in June 2036 and October 2036, respectively.
(6)
Lease liabilities include a ground rent lease for a hotel property with a remaining term of 90 years and an annual growth rate of 3%, a parking lease for an asset acquired with a remaining term of 97 years and an annual growth rate of 2% and a ground lease for a hotel property with a remaining term of 60 years.
(7)
These unfunded loan commitments are advanced as the borrowers formally request additional funding and meet certain benchmarks, as permitted under the loan agreements, and any necessary approvals have been obtained. At September 30, 2026, we had unfunded commitments on 33 CRE whole loans.

Net Operating Losses and Loss Carryforwards

The following table sets forth the net operating losses and loss carryforwards for the periods presented (in millions):

	Tax Year Recognized	REIT (QRS) Tax Loss Carryforwards		TRS Tax Loss Carryforwards
Tax Asset Item		Operating	Capital	Operating	Capital
Net Operating Loss Carryforwards:
Cumulative as of 2025	2025 Return	$36.9	$—	$65.0	$—

Net Capital Loss Carryforwards:
Cumulative as of 2025	2025 Return	—	—	—	20.8
Total tax asset estimates		$36.9	$—	$65.0	$20.8
Useful life		Unlimited	5 years	Various	5 years

At September 30, 2026, we had $36.9 million of cumulative net operating losses ("NOL") to carry forward to future years. NOL can generally be carried forward to offset both ordinary taxable income and capital gains in future years. The Tax Cuts and Jobs Act ("TCJA"), along with revisions made by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act reduced the deduction for NOLs generated post 2017 to 80% of taxable income and granted an indefinite carryforward period.

We also have tax assets in our taxable REIT subsidiaries ("TRS"). These tax assets are analyzed and disclosed quarterly in our financial statements. At September 30, 2026, our TRS had $65.0 million of NOLs comprising: $39.8 million of pre-TCJA NOLs, some of which are set to expire beginning in 2044 and $25.2 million of NOLs with an indefinite carryforward period. Additionally, our TRS had cumulative total net capital losses of $20.8 million, which are set to expire at December 31, 2029.

Distributions

We did not pay distributions on our common shares during the nine months ended September 30, 2026 as we were able to utilize NOL carryforwards and net capital loss carryforwards to offset our REIT taxable income. This enabled us to grow our investable equity base. Our Board is responsible for the establishment and evaluation of a plan for the prudent resumption of the payment of common share distributions. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board deems relevant.

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

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements

General

At September 30, 2026, we did not maintain any relationships with unconsolidated entities or financial partnerships that were established for the purpose of facilitating off-balance sheet arrangements or contractually narrow or limited purposes, although we do have interests in unconsolidated entities that were not established for those purposes. At September 30, 2026, we had not guaranteed obligations of any unconsolidated entities or entered into any commitment or letter of intent to provide additional funding to any such entities, other than those discussed in the "Guarantees and Indemnifications" section below.

Unfunded Commitments

In the ordinary course of business, we make commitments to borrowers whose loans are in our CRE loan portfolio to provide additional loan funding in the future. Disbursement of funds pursuant to these commitments is subject to the borrower meeting pre-specified criteria. These commitments are subject to the same underwriting requirements and ongoing portfolio maintenance as are the on-balance sheet financial investments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Whole loans had $78.2 million and $88.6 million in unfunded loan commitments at September 30, 2026 and December 31, 2025, respectively. Unfunded commitments are not considered in the CECL reserve if they are unconditionally cancellable.

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

In September 2025, we entered into guaranties related to a $62.4 million construction loan and a $10.9 million bridge loan made to a borrower that is held by a joint venture in which we have a 90% membership interest (the "Borrower"). Pursuant to the Guaranty of Completion, executed September 2025, by the individual principals of the partnership and us (collectively, the "Guarantors") for the benefit of DL RCF I Loan Holdings, LLC and DL RCF I Loan Holdings (Evergreen), LLC (collectively, the "Lender"), the Guarantors guarantee to the Lender, the Borrower’s obligation to commence, construct, develop and complete the construction project in a good and workmanlike manner in accordance with the terms and conditions of the Loan Agreement, dated September 12, 2025 by and among the Borrower, DL RCF I Loan Holdings, LLC (the "Agent") and the Lender (the "Loan Agreement") and to perform all other work contemplated or required to be completed pursuant to the loan documentation through final completion.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

Income Earned from Fee-Based Services

Income from fee-based services includes asset management fees, development fees, servicing fees, and incentive fees. Such fees are included in fee and other income on the consolidated statements of operations. Incentive fees are earned when specified financial hurdles are met for certain separately managed accounts. Revenues from fee-based services that we provide are recognized as earned over time in accordance with contractual agreements. The services we provide represent performance obligations that are satisfied over time.

Goodwill

Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We evaluate the recoverability of goodwill annually on the first day of our fiscal fourth quarter of each fiscal year, or more frequently, if events or changes in circumstances indicate that goodwill might be impaired. If our review indicates that the carrying amount of goodwill exceeds its fair value, we will reduce the carrying amount of goodwill to fair value. The annual impairment test will be performed as of October 1st each year. While we have not yet completed this analysis for 2026, we do not anticipate that goodwill will be impaired, nor were there events or changes in circumstances indicating impairment at September 30, 2026.

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

At September 30, 2026, we determined that there were two VIEs to be consolidated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2026, the primary components of our market risk were credit risk, counterparty risk, financing risk, and interest rate risk, as described below. While we do not seek to avoid risk completely, we do seek to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify assuming that risk and to maintain capital levels consistent with the risk we undertake or to which we are exposed. Additionally, refer to Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q for additional information on risks we face.

Credit Risks

Our loans and investments are subject to credit risk. The performance and value of our loans and investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our asset management team reviews our investment portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

(Back to Index)

(Back to Index)

In addition, we are exposed to the risks generally associated with the commercial real estate ("CRE") market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

In a business environment where benchmark interest rates are increasing significantly, cash flows of the CRE assets underlying our loans may not be sufficient to pay debt service on our loans, which could result in non-performance or default. We partially mitigate this risk by generally requiring our borrowers to purchase interest rate cap agreements with non-affiliated, well-capitalized third parties and by selectively requiring our borrowers to have and maintain debt service reserves. These interest rate caps generally mature prior to the maturity date of the loan and the borrowers are required to pay to extend them. In most cases the sponsors will need to fund additional equity into the properties to cover these costs as the property may not generate sufficient cash flow to pay these costs. At September 30, 2026, 62% of the par value of our CRE loan portfolio had interest rate caps with a weighted-average maturity of 15.0 months or debt service reserves in place.

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

Interest Rate Risk

Our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income, subject to the impact of interest rate floors. At September 30, 2026, 97.0% of our CRE loan portfolio by par value earned a floating rate of interest and may be financed with liabilities that both pay interest at floating rates and that are fixed. Floating-rate loans financed with fixed rate liabilities have a negative correlation with declining interest rates to the extent of our financing. The remaining 3.0% of our CRE loan portfolio by par value has a contractual fixed rate of interest. To the extent that interest rate floors on our floating-rate CRE loans are in the money, our net interest will have a negative correlation with rising interest rates to the extent of those interest rate floors. Our floating-rate loan portfolio of $2.1 billion had a weighted-average benchmark floor of 2.33% at September 30, 2026.

The following table estimates the hypothetical impact on our net interest income assuming an immediate increase or decrease of 100 basis points in the applicable interest rate benchmark (in thousands, except per share data):

	Three Months Ended September 30, 2026
	100 Basis Point Decrease (4)		100 Basis Point Increase
Net Assets Subject to Interest Rate Sensitivity (1)(2)(3)	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share	Increase (Decrease) to Net Interest Income	Increase (Decrease) to Net Interest Income Per Share
$495,864	$(1,413)	$(0.03)	$4,687	$0.11

(Back to Index)

(Back to Index)

(1)
Includes our floating-rate CRE loans at September 30, 2026.
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

(Back to Index)

(Back to Index)

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, or the Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Managing Director – Capital Markets who serves as our principal executive officer (the "PEO") and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our PEO and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our PEO and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We merged with ACC on August 6, 2026, which is discussed in detail in Note 2, Merger of ACRES Capital Corp. and Internalization of Management to the consolidated financial statements. Our assessment of the effectiveness of our disclosure controls and procedures did not encompass the internal controls over financial reporting of ACC. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition.

With the completion of the Merger and Internalization of ACC , we are in the process of implementing internal controls over significant processes at ACC, which we consider appropriate and necessary given the integration level. As the integration progresses, we will continuously evaluate ACC's internal controls and processes, further integrating them with ours within a year of the Merger.

Other than the ongoing integration of ACC described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

ITEM 1. LEGAL PROCEEDINGS

We may become involved in litigation on various matters due to the nature of our business activities. The resolution of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us as well as monetary payments or other agreements and obligations. In addition, we may enter into settlements on certain matters in order to avoid the additional costs of engaging in litigation. We are unaware of any contingencies arising from such litigation that would require accrual or disclosure in the consolidated financial statements at September 30, 2026.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A. "Risk Factors" of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Risks Relating to the Completed Merger and Internalization

On August 6, 2026, we completed the merger of ACRES Capital Corp. ("ACC") with and into ACRES Holdings Sub LLC ("Merger Sub"), our subsidiary, with Merger Sub continuing as the surviving company and our wholly-owned subsidiary (the "Merger"), pursuant to the Agreement and Plan of Merger, dated April 29, 2026 (the "Merger Agreement"). As a result of the Merger, among other things, (i) we acquired ACRES Capital LLC, our former external manager (the "Manager"), (ii) the Manager ceased to perform any outside management services for us, (iii) we and the Manager terminated the Fourth Amended and Restated Management Agreement, dated as of July 31, 2020, as amended, by and among us, the Manager and ACC (the "Management Agreement"), for no additional consideration, and (iv) we became internally managed (the "Internalization").

The issuance of shares of our common stock in the Merger and Internalization substantially increased the number of shares outstanding and may dilute existing stockholders or adversely affect the market price of our common stock.

Pursuant to the Merger Agreement, as of August 6, 2026, each outstanding share of common stock of ACC was converted into the right to receive 2.61882 shares of our common stock, and we issued 7,478,462 shares of our common stock as Merger consideration, resulting in 13,452,489 shares of our common stock outstanding as of August 6, 2026. The issuance of these shares significantly increased our outstanding common stock and diluted the ownership and voting interests of our pre-Merger stockholders.

The additional shares may adversely affect the market price of our common stock, particularly if former ACC stockholders sell a significant number of shares, if investors expect such sales to occur, or if the market perceives that the Merger and Internalization will not produce the expected benefits. If the market price of our common stock declines, our ability to raise capital on favorable terms, maintain investor confidence or pursue strategic transactions may be adversely affected. The increased number of shares outstanding also may reduce earnings per share, book value per share or other per-share metrics, depending on our post-Closing results, transaction costs, integration costs and the value of the acquired business. In addition, the issuance of shares to former owners of ACC may affect voting dynamics and governance matters.

We may not realize the anticipated benefits of the Merger and Internalization and may not improve our operating results, cost structure or stockholder value to the extent anticipated.

We completed the Merger and Internalization with the expectation that becoming internally managed would provide operational and strategic benefits, including the alignment of management with stockholders, greater control over personnel, investment processes and operating infrastructure, and potential cost savings over time. We may not realize these anticipated benefits in the expected amounts or within the expected time periods, or at all. The extent of any benefits will depend on a number of factors, including our ability to integrate ACRES Capital LLC’s operations, personnel, systems, investment processes, accounting functions, compliance programs and internal controls into our business, as well as our ability to manage our expenses as an internally managed REIT.

Our actual costs of operating as an internally managed REIT may exceed the fees and expenses previously paid or reimbursed under the former Management Agreement. We may incur higher-than-expected compensation and benefits costs, insurance costs, technology costs, professional fees, corporate overhead, compliance costs and other recurring expenses. In addition, we have incurred, and expect to continue to incur, transaction, integration and transition expenses in connection with the Merger and Internalization, including legal, accounting, advisory, tax, valuation, consulting, compensation, information technology, insurance and governance-related costs. These expenses may be material, may be higher than currently anticipated and may reduce or delay any expected cost savings.

(Back to Index)

(Back to Index)

If we do not realize the anticipated benefits of the Merger and Internalization, if those benefits are offset by increased costs, or if integration activities detract from management’s ability to focus on investment and asset management activities, our business, financial condition, results of operations, cash flows, ability to make distributions to stockholders and market price of our common stock could be materially adversely affected.

Assumption of Facility pursuant to Merger and Internalization

In connection with the Merger and Internalization, on August 6, 2026 we entered into a First Amendment and Joinder to Loan and Servicing Agreement (the "First Amendment") with the Administrative Agent, as administrative agent and facility servicer (the "Administrative Agent") and Massachusetts Mutual Life Insurance Company ("MassMutual") and the other lenders party thereto (the "Lenders"). The First Amendment amends and restates the existing loan and servicing agreement (as amended by the First Amendment, the "Loan Agreement") entered into on July 23, 2025 and provides for term loan advances in an aggregate principal amount of $185,000,000.

There is no assurance we will generate sufficient cash flow to pay principal and interest when due on our indebtedness. Our indebtedness could have important consequences, including:

•
vulnerability to general adverse economic and industry conditions;
•
limits on our ability to obtain additional financing for uses such as to fund future working capital, capital expenditures, acquisitions, and other general corporate requirements;
•
requiring the use of a substantial portion of our cash flow to pay principal and interest;
•
reducing cash flow available to pay distributions, fund working capital, acquisitions, capital expenditures, and general corporate requirements;
•
requiring us to maintain certain financial covenants at specified levels, thereby reducing our financial flexibility; and
•
putting us at a disadvantage compared to our competitors with less indebtedness.

The transition from an externally managed REIT to an internally managed REIT exposes us to enhanced operational, personnel, compliance and execution risks, and we may experience difficulties integrating ACRES Capital LLC, including its personnel, systems, controls, books and records, investment processes and compliance framework.

Our ability to operate successfully as an internally managed REIT will depend in part on the continuity and effectiveness of the personnel, systems and processes acquired or assumed in the Merger and Internalization. Prior to the Merger and Internalization, we relied on our external manager to provide personnel, infrastructure, investment sourcing, underwriting, asset management, administrative services and other management functions. Following the completion of the Merger and Internalization, we are responsible for these functions and costs. As an internally managed company, we must maintain appropriate staffing, compensation arrangements, policies, procedures, systems, controls, insurance coverage, internal control over financial reporting, vendor relationships and governance processes to support our business.

This transition may place significant demands on management, employees and our operational infrastructure. We may experience disruptions or inefficiencies and incur additional expenses as we integrate employees, systems and processes previously used by ACRES Capital LLC. We also may need to develop, modify or expand policies and procedures relating to investment approvals, asset management, accounting, treasury, tax, financial reporting, cybersecurity, human resources, compensation, compliance and internal audit. If these functions are not effectively implemented or maintained, we may experience errors, control deficiencies, reporting delays, increased expenses, regulatory or compliance issues, employee retention challenges or other adverse consequences.

There can be no assurance that our internalized management platform will perform as expected or that the transition will not adversely affect our business, financial condition, results of operations or ability to execute investment strategy.

The termination of the prior Management Agreement may result in the loss of rights, services, indemnities, relationships or operational arrangements on which we previously relied.

In connection with the Merger and Internalization, we terminated the prior Management Agreement for no additional consideration, which could result in disputes or uncertainties regarding surviving obligations, indemnification rights, expense

(Back to Index)

(Back to Index)

reimbursement matters, confidentiality obligations, books and records, intellectual property, insurance coverage, allocation of liabilities, or other contractual matters.

We also may lose, or may be required to renegotiate or replace, arrangements that were entered into by or through the former manager or its affiliates, including vendor relationships, advisory relationships, licensing arrangements, software subscriptions, data services, office leases, insurance policies, employee benefit arrangements or other operational support services. We may not be able to replace those services or arrangements on terms as favorable as those previously available, or at all. Any disruption, dispute or increased cost arising from the termination of the prior Management Agreement could adversely affect our operations and results.

We may be unable to retain key employees or preserve investment, advisory, borrower, lender and other business relationships following the Merger and Internalization.

Our success following the Merger and Internalization depends in significant part on our ability to retain and motivate key employees and investment professionals, including personnel of ACRES Capital LLC who have historically supported our investment sourcing, underwriting, asset management, financing, accounting, tax, legal, compliance and administrative functions. The transition to internal management may create uncertainty for employees regarding roles, compensation, benefits, reporting lines, incentives, culture and future business plans. We may incur increased compensation, retention, severance or recruiting costs, and we may not be able to retain or replace key personnel on acceptable terms.

We also depend on the continuity of relationships with borrowers, loan sellers, financing counterparties, co-investors, consultants, service providers, rating agencies, trustees, custodians, administrators, legal and accounting advisors and other business partners. Some relationships may have been maintained historically by the former external manager or its affiliates, and counterparties may seek to modify, re-underwrite, terminate or decline to renew arrangements following the Merger and Internalization. If we lose key employees or important business relationships, or if employee departures or relationship disruptions impair investment sourcing, asset management, financing or reporting activities, our business, financial condition, results of operations and ability to execute our investment strategy could be adversely affected.

The Merger and Internalization may create or fail to eliminate conflicts of interest, and our governance structure may be subject to new or different risks following the Merger and Internalization.

Former owners, officers, employees or affiliates of ACRES Capital Corp. or ACRES Capital LLC may receive benefits from the Merger and Internalization or post-closing arrangements that differ from, or are in addition to, the interests of our other stockholders. These benefits may include equity ownership, employment arrangements, compensation plans, incentive awards, indemnification rights, registration rights, governance rights, transition arrangements, tax arrangements or other contractual rights.

Our board of directors and management may also need to oversee new or expanded functions, including compensation practices, employee benefit plans, human capital management, internal audit, regulatory compliance, conflicts policies, affiliate transaction controls and risk management activities. If our governance policies, committee oversight, related-party transaction procedures or conflicts management practices are not effective, we may be exposed to regulatory scrutiny, litigation, reputational harm or decisions that do not align with the interests of all stockholders. Any actual or perceived conflicts of interest could adversely affect investor confidence and the market price of our common stock.

The Merger and Internalization may affect our ability to maintain our qualification as a REIT and our exclusion or exemption from regulation under the Investment Company Act of 1940.

We intend to continue to qualify as a REIT for U.S. federal income tax purposes and to operate in a manner that permits us to maintain our exclusion or exemption from regulation under the Investment Company Act of 1940. The Merger and Internalization may introduce new assets, liabilities, income streams, employee compensation arrangements, intercompany arrangements, service activities, taxable REIT subsidiary considerations, related-party transactions and other structural or operational matters that must be monitored for REIT compliance and Investment Company Act purposes. Failure to properly structure, operate or monitor these matters could adversely affect our ability to satisfy applicable income, asset, distribution, ownership and other REIT requirements or to maintain our Investment Company Act exemption.

See "Risks Related to Our REIT Status and Certain Other Tax Items" and "Risks Related to Our Organization and Structure—Loss of our exclusion from regulation under the Investment Company Act would require significant changes in our operations and could reduce the market price of our common stock and our ability to make distributions" in our Annual Report on Form 10-K for the year ended December 31, 2025 for the general consequences of a failure to maintain REIT qualification or Investment Company Act exemption.

(Back to Index)

(Back to Index)

We may incur liabilities, claims, litigation or contractual obligations arising from the Merger Agreement and the completed Merger and Internalization.

Although the Merger and Internalization have been completed, we may be subject to liabilities, claims, litigation, demands, indemnification obligations, purchase price or share issuance disputes, appraisal or dissenters’ rights claims, tax claims, employee claims, intellectual property claims, third-party consent issues, breaches of representations, warranties or covenants, or other obligations arising from or relating to the Merger Agreement, the completed Merger and Internalization, the termination of the Management Agreement or related transactions. Any such matters may be costly to defend or resolve, may divert management’s attention and may result in monetary damages, equitable remedies, settlement costs, indemnification payments, additional disclosures, governance changes or other adverse consequences.

We may also be required to satisfy surviving covenants, indemnities, confidentiality obligations, registration rights, tax matters, employee benefit obligations, insurance obligations, expense reimbursement obligations or other post-closing commitments under the Merger Agreement or related agreements. The amounts and timing of any such obligations may be uncertain and may exceed our expectations.

If any liabilities, claims, litigation or contractual obligations arising from the Merger and Internalization and related transactions are material, they could adversely affect our business, financial condition, results of operations, liquidity, cash flows and market price of our common stock.

The unaudited pro forma financial information related to the Merger and Internalization may not be indicative of our actual financial condition or results after the Merger and Internalization.

The unaudited pro forma condensed combined consolidated financial information filed after the closing of the Merger and Internalization was prepared for illustrative purposes and was based on assumptions and adjustments that may not reflect our actual financial condition or results of operations following the Merger and Internalization. The pro forma information does not necessarily reflect all costs, synergies, dis-synergies, integration expenses, financing effects, compensation arrangements, tax consequences, accounting adjustments, control remediation costs, changes in business strategy or other effects of the completed Merger and Internalization. Our actual results may differ materially from the pro forma information due to changes in interest rates, market conditions, asset performance, credit losses, financing costs, operating expenses, integration costs, accounting estimates, valuation assumptions or other factors.

Investors should not place undue reliance on pro forma financial information as an indication of what our financial condition or results of operations would have been had the Merger and Internalization occurred on the dates assumed in the pro forma presentation, or as an indication of our future results.

Risks Relating to Our Advisory and Investment Activities Following the Merger and Internalization

We conduct advisory activities through an SEC-registered investment adviser subsidiary, and we are subject to extensive regulation under the Investment Advisers Act of 1940, including fiduciary duties and compliance obligations; failure to comply could result in SEC examinations, enforcement actions, penalties, client claims, reputational harm and increased compliance costs and may adversely affect our ability to raise capital, retain clients and third-party investors, retain key personnel and originate or manage investments.

To the extent we operate as, or through, an SEC-registered investment adviser, we will be subject to regulation under the Investment Advisers Act of 1940 and related SEC rules and guidance, including requirements relating to fiduciary duties, conflicts of interest, disclosure, marketing and advertising, custody of client assets, fee and expense allocation, valuation practices, best execution, books and records, privacy, business continuity, cybersecurity, personal trading, material nonpublic information, and oversight of service providers.

The SEC has broad authority to conduct examinations of registered investment advisers and to bring administrative or civil enforcement actions. Any failure, or alleged failure, to comply with applicable requirements could result in censures, fines, penalties, limitations on our advisory activities, suspensions, disgorgement, reputational harm, client claims, investor withdrawals and increased compliance and insurance costs. Compliance obligations may require substantial management attention, systems, personnel and professional fees and may reduce our operating flexibility.

Increased regulatory scrutiny of investment advisers, negative publicity, compliance failures, investor dissatisfaction regarding performance or liquidity, or disputes over fees, expenses, valuations or disclosures could reduce investor confidence in us or our investment strategies and impair our ability to raise capital, retain or attract clients and investors, and compete for investment

(Back to Index)

(Back to Index)

opportunities. If we are unable to recruit, retain and motivate personnel with the expertise required to operate an internalized platform and to meet applicable regulatory requirements, our investment performance, operations and growth prospects could be adversely affected.

Our ownership of, investments in, or consolidation of investment funds or other investment vehicles may increase the complexity and volatility of our financial statements, may reduce comparability across periods, and may cause our reported results to differ from the economics of our business.

If we hold interests in, sponsor, advise or otherwise become the primary beneficiary of investment funds or other investment vehicles, we may be required to consolidate such entities in our financial statements under applicable accounting guidance. This may increase the size and volatility of our balance sheet and income statement, increase period-to-period volatility in our reported results, and make our financial statements more complex and less comparable to prior periods or to other companies that do not consolidate similar investment vehicles.

Consolidation may also require us to make significant judgments regarding whether we are the primary beneficiary of an entity, whether an entity is a variable interest entity, and how to present and disclose the results of consolidated investment vehicles and the interests of third-party investors. If our consolidation conclusions change over time, we may be required to consolidate or deconsolidate investment vehicles, which could result in material changes to our consolidated financial statements and key metrics.

Investors in consolidated investment funds or other investment vehicles may have redemption or withdrawal rights, and we may be required to present third-party interests as redeemable non-controlling interests, which could adversely affect our reported equity, liquidity profile and financial metrics.

To the extent we consolidate investment funds or other investment vehicles in which third parties hold interests, those third-party interests may be presented as non-controlling interests and, in certain circumstances, as redeemable non-controlling interests (or "temporary equity") if investors have redemption, repurchase or withdrawal rights. The presentation and measurement of redeemable non-controlling interests may reduce our reported stockholders’ equity, affect book value per share and leverage metrics and increase the complexity of our financial statements.

If a consolidated investment vehicle is required to satisfy investor redemptions or withdrawals at a time when its assets cannot be liquidated on favorable terms, the investment vehicle could experience liquidity constraints, may be required to sell assets at depressed prices or borrow under unfavorable terms, may impose gating, suspension or other limitations (where permitted), may take other actions to generate liquidity and may experience losses that could adversely affect our consolidated results and the value of our interests in such vehicle. In addition, if a consolidated vehicle is unable to satisfy redemption requests as expected, investors may suffer losses or delays in receiving proceeds, which could result in litigation, regulatory scrutiny, reputational harm and reduced ability to raise capital for our investment strategies.

The valuation of investments held by consolidated funds or other investment vehicles may involve significant judgment, may be volatile and may not be realized, and errors in valuation could adversely affect our reported results, fees, investor allocations and internal controls.

Investment funds and other investment vehicles may hold investments that do not have readily observable market prices, including loans, structured products, real estate-related assets and other instruments that require significant estimates and assumptions to determine fair value. Valuation processes may require the use of models, third-party pricing services, appraisals and other methodologies that involve significant judgment, including assumptions about interest rates, credit spreads, default rates, recoveries, collateral values, discount rates, market liquidity and other factors.

Because of the inherent uncertainty of valuation for hard-to-value assets, the values we record may differ materially from the amounts ultimately realized upon sale, repayment or other disposition. Any material valuation error, restatement, change in valuation methodology, or failure of controls over valuation could adversely affect our financial statements, results of operations, ability to raise capital, and relationships with investors, lenders and counterparties.

We may face conflicts of interest among our interests, the interests of our stockholders, the interests of proprietary capital, the interests of consolidated funds and other investment vehicles, the interests of advised accounts and the interests of third-party investors, which could adversely affect our business and subject us to regulatory scrutiny or litigation.

We may manage, advise or otherwise be involved with multiple investment strategies, vehicles and accounts, including those in which we have proprietary investments, those in which our employees or affiliates may invest, and those in which third-party investors participate. We may also allocate time, personnel and investment opportunities among our own balance sheet investments, consolidated

(Back to Index)

(Back to Index)

investment vehicles and other advised accounts. These circumstances may give rise to conflicts of interest regarding, among other things, allocation of investment opportunities, valuations, investment decisions, expense allocations, use of affiliated service providers, cross-transactions, principal transactions, liquidity decisions, redemptions, and the timing of asset sales or financings.

If we fail to identify, manage, mitigate or disclose such conflicts appropriately, we could be subject to regulatory enforcement, litigation, reputational harm, investor withdrawals and loss of business.

Liabilities of consolidated funds or other investment vehicles may be non-recourse to us, but we may nonetheless experience reputational harm or be expected to provide financial or other support, which could adversely affect our liquidity and results of operations.

Even where the liabilities and obligations of consolidated funds or other investment vehicles are contractually and legally non-recourse to us, we may experience reputational harm if such vehicles perform poorly, experience losses, are unable to satisfy redemption requests, or default on their obligations. In certain circumstances, we may determine (or investors, lenders or other market participants may expect) that we provide financial support, liquidity, guarantees, waivers, fee concessions or other assistance to such vehicles, even if we are not contractually required to do so. Providing any such support could reduce our liquidity, increase our leverage and adversely affect our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table reflects repurchases of common shares during the third quarter of 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2026 – July 31, 2026	-		$-	-	$
August 1, 2026 – August 31, 2026	1,171,112		$14.60		$
September 1, 2026 – September 30, 2026		$			$
1,171,112
(1)
On August 6, 2026, the Company repurchased 1,171,112 shares of common stock held by ACC prior to the close of the Merger, which was included in the consideration transferred. See Note 2 - Merger of ACRES Capital Corp. and Internalization of Management.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

JPMorgan Chase Amendments

On November 9, 2026, we entered into Amendment No. 8 to Guarantee Agreement, by and between us and JPMorgan Chase Bank, NA, which makes certain amendments and modifications to the Guarantee Agreement, dated October 26, 2018 between us and JPMorgan Chase, as amended, to amend the terms of certain financial covenants. The foregoing description of the Amendment No. 8 to Guarantee Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment No. 8 to Guarantee Agreement, which has been filed with this Current Report on Form 10-Q as Exhibit 99.1(n).

On November 9, 2026, we entered into Amendment No. 1 to Guarantee Agreement, by and between us and JPMorgan Chase Bank, NA, which makes certain amendments and modifications to the Guarantee, dated March 14, 2025 between us and JPMorgan Chase, to amend the terms of certain financial covenants. The foregoing description of the Amendment No. 1 to Guarantee Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment No. 1 to Guarantee Agreement, which has been filed with this Current Report on Form 10-Q as Exhibit 99.3(d).

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

3.1(d)	Articles Supplementary 7.875% Series D Cumulative Redeemable Preferred Stock, as corrected. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2021.)
3.1(e)	Articles of Amendment, effective May 25, 2018. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2018.)
3.1(f)	Articles of Amendment, effective February 16, 2021. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.)
3.1(g)	Articles of Amendment, effective May 28, 2021. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2021.)
3.1(h)	Articles of Amendment, effective April 29, 2026. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 30, 2026.)
3.2	Fourth Amended and Restated Bylaws of ACRES Commercial Realty Corp. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on February 18, 2021.)
4.1(a)	Form of Certificate for Common Stock for Resource Capital Corp. (Filed previously as an exhibit to the Company’s Registration Statement on Form S-11, Registration No. 333-126517.)
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

4.9(a)	Base Indenture, dated August 16, 2021, between the Company and the Trustee. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.)
4.9(b)	First Supplemental Indenture, dated August 16, 2021, between the Company and the Trustee. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2021.)

(Back to Index)

(Back to Index)

4.9(c)	Form of 5.75% Senior Note due 2026 (included in Exhibit 4.9(b))
4.10	Form of 8.625% Senior Secured Note due 2031 (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2026.)
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

10.6(c)

Letter Agreement to Promissory Note, dated July 31, 2026, between ACRES Holdings, LLC to ACRES Realty Funding, Inc. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.)

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

10.11(a)

Loan and Servicing Agreement, dated July 23, 2025, among the Borrowers party thereto, the Guarantors party thereto, the Administrative Agent, Mass Mutual and the Lenders (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2026.)

10.11(b)

First Amendment and Joinder to Loan and Servicing Agreement, dated August 6, 2026, among the Borrowers party thereto, the Guarantors party thereto, the Administrative Agent, as administrative agent and facility servicer, MassMutual, and the Lenders (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2026.)

10.12

Note Purchase Agreement, dated August 6, 2026, by and among the Company, the Purchasers party thereto and UMB Bank, N.A., as collateral agent. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2026.)

10.13(a)*^	Employment Agreement, dated as of August 6, 2026, by and between ACRES Capital, LLC and Mark Fogel.
10.13(b)*^	Employment Agreement, dated as of August 6, 2026, by and between ACRES Capital, LLC and Andrew Fentress.
10.13(c)*^	Employment Agreement, dated as of August 6, 2026, by and between ACRES Capital, LLC and Martin Reasoner.
10.13(d)*^	Employment Agreement, dated as of August 6, 2026, by and between ACRES Capital, LLC and Jaclyn Jesberger.
10.13(e)*^	Employment Agreement, dated as of August 6, 2026, by and between ACRES Capital, LLC and Kyle Brengel.
10.13(f)*^	Employment Agreement, dated as of August 6, 2026, by and between ACRES Capital, LLC and Eldron Blackwell.
10.13(g)*^	Employment Agreement, dated as of August 6, 2026, by and between ACRES Capital, LLC and Richard Persaud.
10.14(a)

Equity Distribution Agreement, dated September 3, 2026, by and among ACRES Commercial Realty Corp. and Raymond James & Associates, Inc. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 3, 2026.)

10.14(b)

Equity Distribution Agreement, dated September 3, 2026, by and among ACRES Commercial Realty Corp. and Seaport Global Securities LLC. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on September 3, 2026.)

10.15(a)

Form of Securities Purchase Agreement, dated August 10, 2026, by and among ACRES Commercial Realty Corp. and the Investors party thereto (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 12, 2026.)

10.15(b)

Placement Agency Agreement, dated August 10, 2026, by and among ACRES Commercial Realty Corp. and Seaport Global Securities LLC. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on August 12, 2026.)

16.1	Letter from Ernst & Young LLP dated April 30, 2026 (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on April 30, 2026.)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
97.1	Policy for the Recovery of Erroneously Awarded Compensation. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)
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

(Back to Index)

(Back to Index)

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

99.1(n)	Amendment No. 8 to Guarantee Agreement, dated November 9, 2026, between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association.
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

99.2(l)

Seventh Amendment to Master Repurchase and Securities Contract Agreement, dated November 2, 2026, between ACRES Real Estate SPE 10, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on November 6, 2026.)

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

99.3(d)	Amendment No. 1 to Guarantee, dated November 9, 2026 between ACRES Commercial Realty Corp. and JPMorgan Chase Bank, National Association.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.

(Back to Index)

(Back to Index)

104	Cover Page Interactive Data File.

* Indicates management contracts and compensatory plan arrangements

^ Certain schedules to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES COMMERCIAL REALTY CORP.
(Registrant)

November 9, 2026	By:	/s/ Andrew D. Fentress
Andrew D. Fentress
Principal Executive Officer

November 9, 2026	By:	/s/ Eldron C. Blackwell
Eldron C. Blackwell
Senior Vice President
Chief Financial Officer

November 9, 2026	By:	/s/ Linda M. Kilpatrick
Linda M. Kilpatrick
Vice President
Chief Accounting Officer and Controller

(Back to Index)